Form 10-Q
period 2011-06-30
Foreclosure Solutions, Inc.
filed 2011-09-13
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

Commission File No. 333-173215

FORECLOSURE SOLUTIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Texas	32-0326395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2502 Live Oak Street, Suite 205, Dallas, Texas 75204	(214) 620-8711
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐            Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of September 12, 2011 was 7,000,000.

FORECLOSURE SOLUTIONS, INC.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

	Statements of Operations for the Three and Six Months Ended June 30, 2011 and for the period from December 9, 2010 (Inception) through June 30, 2011 (Unaudited)	4

	Statements of Stockholders Equity (Deficit) for the period from December 9, 2010 (Inception) through June 30, 2011 (Unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2011 and for the period from December 9, 2010 (Inception) through June 30, 2011 (Unaudited)	6

	Notes to the Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	12

Item 4.	Controls and Procedures	12

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities	12

Item 3.	Defaults upon Senior Securities	13

Item 4.	[Removed and Reserved.]	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$6,303	$30,700

Total current assets	$6,303	$30,700

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$15,130	$-
Amount due related party	-	100
Accrued liabilities	-	7,925

Total current liabilities	15,130	8,025

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock - par value $0.0001; 190,000,000 shares authorized;
7,000,000 and 6,020,000 shares issued and outstanding, respectively	700	602
Additional paid-in capital	59,800	30,498
Accumulated deficit	(69,327)	(8,425)

Total stockholders' equity (deficit)	(8,827)	22,675

Total liabilities and stockholders' equity (deficit)	$6,303	$30,700

The accompanying notes are an integral part of these finanial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(UNAUDITED)

			December 9, 2010
	Three Months	Six Months	(Inception)
	Ended	Ended	through
	June 30, 2011	June 30, 2011	June 30, 2011

Revenues	$-	$-	$-

Operating expenses:
General and administration	21,174	60,675	69,100

Total operating expenses	21,174	60,675	69,100

Loss from operations	(21,174)	(60,675)	(69,100)

Other expenses:
Interest expenses	(227)	(227)	(227)

Loss before taxes	(21,401)	(60,902)	(69,327)

Provision for income taxes	-	-	-

Net loss	$(21,401)	$(60,902)	$(69,327)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	7,000,000	6,941,338

The accompanying notes are an integral part of these finanial statements.

FORECLOSURE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 9, 2010 (Inception)	-	$-	$-	$-	$-

Shares issued for services	5,000,000	500	-	-	500
Shares issued for cash	1,020,000	102	30,498	-	30,600
Net loss	-	-	-	(8,425)	(8,425)

Balance, December 31, 2010	6,020,000	602	30,498	(8,425)	22,675

Shares issued for cash	980,000	98	29,302	-	29,400
Net loss	-	-	-	(60,902)	(60,902)

Balance, June 30, 2011	7,000,000	$700	$59,800	$(69,327)	$(8,827)

The accompanying notes are an integral part of these finanial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(UNAUDITED)

		December 9, 2010
	Six Months	(Inception)
	Ended	through
	June 30, 2011	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,902)	$(69,327)
Adjustments to reconcile net loss to net cash flows used
in operating activities:
Issuance of common stock for services	-	500
Change in operating assets and liabilities:
Accounts payable	15,130	15,130
Accrued liabilities	(7,925)	-

Net cash flows used in operating activities	(53,697)	(53,697)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	29,400	60,000
Proceeds from loan from related party	-	100
Payment of amount due to related party	(100)	(100)

Net cash flows provided by financing activities	29,300	60,000

Net increase (decrease) in cash	(24,397)	6,303
Cash, beginning of period	30,700	-
Cash, end of period	$6,303	$6,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these finanial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A -- DESCRIPTION OF ORGANIZATION AND BUSINESS ACTIVITIES

Foreclosure Solutions, Inc., a Texas corporation (the "Company"), was incorporated on December 9, 2010.  The Company is a start-up, development stage company that provides information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website for monthly subscription charges.

NOTE B -- BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2010 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month period ended June 30, 2011. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2010 included in our Form S-1/A Amendment 4, filed with the Securities Exchange Commission on July 25, 2011. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Recent Accounting Pronouncements

Foreclosure Solutions, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE C -- GOING CONCERN

The financial statements of the Company have been prepared in conformity with GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been met through the sale of its common stock and established trade credit.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE D -- CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 shares of $0.0001 par value preferred stock authorized. No preferred shares have been issued.

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock at $0.0001 par value per share ("Common Stock").  As of June 30, 2011 and as of the date of this filing, the Company has 7,000,000 shares of Common Stock issued and outstanding.

During January and February 2011, the Company issued an aggregate of 980,000 shares of its Common Stock for an aggregate purchase price of $29,400 or $0.03 per share.

During December 2010, the Company issued an aggregate of 1,020,000 shares of its Common Stock for an aggregate purchase price of $30,600 or $0.03 per share.  Also during December 2010, the Company issued 5,000,000 shares to its founder, sole officer and director, H.J. Cole for services valued at $500.

There are no outstanding options or warrants for the purchase of the Company’s Common Stock.

NOTE E-- INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and taxes bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2011 as a result of the losses recorded during the six months ended June 30, 2011 as well as additional losses expected for the remainder of 2011 as well as from generating net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2011, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE F -- RELATED PARTY TRANSACTION

During the first quarter of 2011, the Company paid H.J. Cole, sole officer and director, $10,000 to reimburse him for services rendered, the cost of licensing fees that he previously incurred for the Company and to pay for additional training relative to the foreclosure real estate market.  These costs were recorded as general and administrative expense in the accompanying interim financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained (i) in our Registration Statement on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission (the "Commission") on July 25, 2011 ("Form S-1"), including the audited financial statements and notes included therein as of and for the year ended December 31, 2010, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the "Report"), the terms "we," "us," "our," "Foreclosure Solutions," or "our Company" refers to Foreclosure Solutions, Inc., a Texas corporation.

The Company maintains a website at www.foreclosurecat.com.

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report.  Forward-looking statements are often identified by words like "believe," "expect," "estimate," "anticipate," "intend," "project" and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

Foreclosure Solutions, Inc., a Texas corporation ("Foreclosure Solutions" or the "Company"), was incorporated on December 9, 2010. We are a start-up, development stage company with no subsidiaries. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

We are not a blank check company.  Rule 419 of Regulation C under the Securities Act of 1933 defines a "blank check company" as a (i) development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and (ii) is issuing a penny stock.  Accordingly, we do not believe that our company may be classified as a "blank check company" because we intend to engage in a specific business plan and do not intend to engage in any merger or acquisition with an unidentified company or other entity.

We will generate revenue by selling our realtor services to prospective homebuyers interested in foreclosed residential properties.  In some instances, these services will be provided by realtors employed or retained by our Company.  In other instances, we will refer these services to outside realtors.  We will collect a fixed portion of the realtor commissions.  In order to promote our realtor services, we will provide prospective homebuyers with comprehensive and easy-to-use information on foreclosed residential properties over the Internet on our website.  Potential homebuyers can search our web-based database free of charge, but are required to register in order to save favorite listings and searches and to receive free e-mail updates when new properties become available that match their previous search criteria. Each registered user of our website will receive follow-up e-mails offering him the ability to schedule an appointment with one of our realtors to view properties he has seen on our website and to alert him to new properties that match his previous search criteria.  We own rights to our domain name, www.foreclosurecat.com.

Initially, our focus will be on homebuyers interested in purchasing foreclosed residential properties in Dallas, Tarrant, Denton and Collin Counties in the State of Texas.  Depending upon market conditions and market acceptance of our realtor services, we may expand into other counties in the State of Texas.

Our principle business activities will be: promoting, marketing, and selling realtor services to prospective homebuyers interested in foreclosed residential properties and developing, maintaining, and updating a comprehensive and easy to use web-based database of information on foreclosed residential properties that can be accessed by prospective homebuyers free of charge and can be used by us to promote our realtor services.

We have no revenues, minimal assets, and have incurred losses since inception. We have only recently begun operations. Since our inception, we have been involved primarily in organizational activities and launching our website.  We have built a management team, developed our business plan, reviewed potential markets, researched various products and services which we will offer, reviewed marketing strategies, raised capital, retained experts in law and accounting, purchased access to the data to be initially included in our web-based database, designed and built our website and network infrastructure (including our web-based database), and launched our website.

Our sole officer and director, H.J. Cole, is a licensed realtor and will provide realtor services for properties located within a reasonable distance of our offices. For properties not located within a reasonable distance of our offices, we will locate another realtor for the homebuyer.  We will have executed a blanket agreement with each realtor prior to introducing our client to the realtor.  We will charge all realtors (including our sole officer and director) a fixed percentage of the commission collected by the realtor on the transaction, estimated at this time to be 25%.  No fees are due or payable if a transaction is not consummated.

Recent Events

None.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management. Historical financial information presented for the three and six months ended June 30, 2011 reflects the operations of the Company since its inception in December 2010, therefore comparisons to prior periods are not provided.

Results for the three-month period ending June 30, 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced period.

General and Administrative Expenses

Our general and administrative expenses consisted primarily of legal and audit costs incurred in connection with the filing of our Form S-1.  General and administrative expenses for the above referenced period were $21,174.

Results for the six-month period ending June 30, 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced period.

General and Administrative Expenses

Our general and administrative expenses consisted primarily of legal and audit costs incurred in connection with the filing of our Form S-1.  General and administrative expenses for the above referenced period were $60,675.

Liquidity and Capital Resources

As of June 30, 2011, our cash balance was $6,303, our outstanding debt totaled $15,130, and our working capital deficit was $8,827.

The Company has yet to attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations until such time as management executes its plans for future operations nor is there any assurance that such an operating level can ever be achieved once such plans are executed. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to H.J. Cole, the Company's President, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Cole, currently serving as the Company's sole officer, evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, he concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the most recently completed six-month period ended June 30, 2011, there has been no significant change in the Company's internal control over financial reporting that has affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Changes in Internal Controls

During the six months ended June 30, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Foreclosure Solutions is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On December 9, 2010, the Company issued 5,000,000 shares of its Common Stock to H.J. Cole as founder's shares for services valued at $500.  The Company relied on Section 4(2) of the Securities Act as its exemption from registration and Mr. Cole agreed to hold the shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption therefrom.

In December 2010, January 2011 and February 2011, we issued an aggregate of 2,000,000 shares of our Common Stock to 35 investors at a price of $0.03 per share in exchange for aggregate cash proceeds of $60,000.  An aggregate of 1,835,000 of these shares were issued pursuant to an exemption from registration requirements of the Securities Act provided by Section 506 of Regulation D of the Securities Act, such exemption being available based on the company not using general solicitation or advertising to market the shares and information obtained from the investors to the private placement, including that all of the investors were "accredited investors," as that term is defined in Regulation D under the Securities Act. The remaining aggregate of 165,000 shares were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933 (the "Securities Act").  Our reliance upon Rule 903 of Regulation S was based on the fact that the sales of the securities were completed in an "offshore transaction," as defined in Rule 902(h) of Regulation S.  We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Date of Document	Name of Document

3.1	12/08/10	Certificate of Formation of Foreclosure Solutions, Inc. (1)
3.2	n/a	Bylaws of Foreclosure Solutions, Inc. (1)
4.1	n/a	Stock Certificate for Common Stock, form of (1)
10.1	03/25/11	Agreement with iHouse Web Solutions (1)
10.2	03/08/11	Agreement with North Texas Real Estate Information Systems, Inc. (1)
10.3	n/a	Referral Agreement, form of (2)
31.1	09/12/11	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	09/12/11	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	09/12/11	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	09/12/11	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
_______________
(1)	Previously included as an exhibit to our Registration Statement on Form S-1 filed on March 31, 2011 and incorporated herein by reference.
(2)	Previously included as an exhibit to our Registration Statement on Form S-1/A, Amendment No. 1, filed on June 20, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   September 12, 2011

FORECLOSURE SOLUTIONS, INC.

By: /s/ H.J. Cole
H. J. Cole
Principal Executive Officer and
Principal Financial Officer