Form 10-Q
period 2011-09-30
Foreclosure Solutions, Inc.
filed 2011-11-03
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 2011

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
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of November 3, 2011 was 7,000,000.

FORECLOSURE SOLUTIONS, INC.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

	Statements of Operations for the Three and Nine Months Ended September 30, 2011 and for the period from December 9, 2010 (Inception) through September 30, 2011 (Unaudited)	4

	Statements of Stockholders' Equity (Deficit) for the period from December 9, 2010 (Inception) through September 30, 2011 (Unaudited)	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and for the period from December 9, 2010 (Inception) through September 30, 2011 (Unaudited)	6

	Notes to the Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	11

Item 4.	Controls and Procedures	12

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	[Removed and Reserved.]	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$15,922	$30,700
Prepaid expense	2,625	-

Total current assets	$18,547	$30,700

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$29,903	$-
Amount due related party	15,000	100
Accrued liabilities	-	7,925

Total current liabilities	44,903	8,025

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock - par value $0.0001; 190,000,000 shares authorized;
7,000,000 and 6,020,000 shares issued and outstanding,
respectively	700	602
Additional paid-in capital	59,800	30,498
Accumulated deficit	(86,856)	(8,425)

Total stockholders' equity (deficit)	(26,356)	22,675

Total liabilities and stockholders' equity (deficit)	$18,547	$30,700

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

			December 9, 2010
	Three Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30, 2011	September 30, 2011	September 30, 2011

Revenues	$-	$-	$-

Operating expenses:
General and administration	16,331	77,006	85,431

Total operating expenses	16,331	77,006	85,431

Loss from operations	(16,331)	(77,006)	(85,431)

Other expenses:
Interest expenses	(1,198)	(1,425)	(1,425)

Loss before taxes	(17,529)	(78,431)	(86,856)

Provision for income taxes	-	-	-

Net loss	$(17,529)	$(78,431)	$(86,856)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	7,000,000	6,961,104

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 9, 2010 (Inception)	-	$-	$-	$-	$-

Shares issued for services	5,000,000	500	-	-	500
Shares issued for cash	1,020,000	102	30,498	-	30,600
Net loss	-	-	-	(8,425)	(8,425)

Balance, December 31, 2010	6,020,000	602	30,498	(8,425)	22,675

Shares issued for cash	980,000	98	29,302	-	29,400
Net loss	-	-	-	(78,431)	(78,431)

Balance, September 30, 2011	7,000,000	$700	$59,800	$(86,856)	$(26,356)

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(UNAUDITED)

		December 9, 2010
	Nine Months	(Inception)
	Ended	through
	September 30, 2011	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,431)	$(86,856)
Adjustments to reconcile net loss to net cash flows used
in operating activities:
Issuance of common stock for services	-	500
Change in operating assets and liabilities:
Prepaid expense	(2,625)	(2,625)
Accounts payable	29,903	29,903
Accrued liabilities	(7,925)	-

Net cash flows used in operating activities	(59,078)	(59,078)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	29,400	60,000
Proceeds from loan from related party	15,000	15,100
Payment of amount due to related party	(100)	(100)

Net cash flows provided by financing activities	44,300	75,000

Net increase (decrease) in cash	(14,778)	15,922
Cash, beginning of period	30,700	-
Cash, end of period	$15,922	$15,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$67	$67

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

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

NOTE B -- BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2010 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month period ended September 30, 2011. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2010 included in our Form S-1/A Amendment 4, filed with the Securities Exchange Commission on July 25, 2011. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock at $0.0001 par value per share ("Common Stock").  As of September 30, 2011 and as of the date of this filing, the Company has 7,000,000 shares of Common Stock issued and outstanding.

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

NOTE E-- INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and taxes bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2011 as a result of the losses recorded during the nine months ended September 30, 2011 as well as additional losses expected for the remainder of 2011 as well as from generating net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2011, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE F -- RELATED PARTY TRANSACTION

During the first quarter of 2011, the Company paid H. J. Cole, sole officer and director, $10,000 to reimburse him for services rendered, the cost of licensing fees that he previously incurred for the Company and to pay for additional training relative to the foreclosure real estate market.  These costs were recorded as general and administrative expense in the accompanying interim financial statements.  In September 2011, Mr. Cole loaned the Company $15,000 and refunded the Company $5,000 for payments made during the first quarter of 2011.

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

Our principal business activities will be: promoting, marketing, and selling realtor services to prospective homebuyers interested in foreclosed residential properties and developing, maintaining, and updating a comprehensive and easy to use web-based database of information on foreclosed residential properties that can be accessed by prospective homebuyers free of charge and can be used by us to promote our realtor services.

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

Recent Events

None.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management. Historical financial information presented for the three and nine months ended September 30, 2011 reflects the operations of the Company since its inception in December 2010, therefore comparisons to prior periods are not provided.

Results for the three-month period ending September 30, 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced period.

General and Administrative Expenses

Our general and administrative expenses totaling $16,331 consisted primarily of legal, accounting, and SEC filing costs for the above referenced period.

Results for the nine-month period ending September 30, 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced period.

General and Administrative Expenses

Our general and administrative expenses consisted primarily of legal, accounting, and SEC filing costs incurred in connection with the filing of our Form S-1 and our second quarter 2011 Form 10Q .  General and administrative expenses for the above referenced period were $77,006.

Liquidity and Capital Resources

As of September 30, 2011, our cash balance was $15,922, our outstanding debt totaled $44,903, and our working capital deficit was $26,356.

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

Evaluation of Disclosure Controls and Procedures

Mr. Cole, currently serving as the Company's sole officer, evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, he concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the most recently completed three-month period ended September 30, 2011, there has been no significant change in the Company's internal control over financial reporting that has affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Changes in Internal Controls

During the three months ended September 30, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Date of Document	Name of Document

3.1	12/08/10	Certificate of Formation of Foreclosure Solutions, Inc. (1)
3.2	n/a	Bylaws of Foreclosure Solutions, Inc. (1)
4.1	n/a	Stock Certificate for Common Stock, form of (1)
10.1	03/25/11	Agreement with iHouse Web Solutions (1)
10.2	03/08/11	Agreement with North Texas Real Estate Information Systems, Inc. (1)
10.3	n/a	Referral Agreement, form of (2)
31.1	11/ /11	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	11/ /11	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	11/ /11	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	11/ /11	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________
(1)	Previously included as an exhibit to our Registration Statement on Form S-1 filed on March 31, 2011 and incorporated herein by reference.
(2)	Previously included as an exhibit to our Registration Statement on Form S-1/A, Amendment No. 1, filed on June 20, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   November 3, 2011
FORECLOSURE SOLUTIONS, INC.

By: /s/ H.J. Cole
H. J. Cole
Principal Executive Officer and
Principal Financial Officer