Form 10-K
period 2011-12-31
Foreclosure Solutions, Inc.
filed 2012-04-10
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.:  333-183215

FORECLOSURE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Texas	32-0326395
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2502 Live Oak Street, Suite 205, Dallas, TX  76204
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (214) 620-8711

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐  Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average big and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $60,000.For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 6, 2012 was 7,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report"), the terms "we," "us," "our," "Foreclosure Solutions," or "our Company" refers to Foreclosure Solutions, Inc., a Texas corporation.

PART I

ITEM 1.                      BUSINESS.

Corporate Overview

Foreclosure Solutions, Inc., a Texas corporation ("Foreclosure Solutions" or the "Company"), was incorporated on December 9, 2010 ("Inception"). We are a start-up, development stage company with no subsidiaries. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

In December 2010, we researched names and incorporated our company, purchased the domain name for our website, retained legal counsel, appointed our sole officer and director and issued him shares in exchange for his services, researched products and services to offer in the foreclosure market, and developed our business plan and marketing strategies relative to potential markets.

Since Inception, we retained an accountant and our auditor of record, retained a transfer agent, raised $60,000 from 35 investors, purchased access to data to be included in our database of residential properties listed for foreclosure, filed a registration statement on Form S-1, retained a web developer and third party service provider to build and maintain our network infrastructure and database, developed the website and network infrastructure, built our database of residential properties, launched our website, began registering users of our website and formalized our strategy to attract potential clients to our website.

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

We have no revenues, minimal assets, and have incurred losses since inception. We have only recently begun operations. Since our inception, we have been involved primarily in organizational activities and launching our website.  We reviewed potential markets, researched various products and services which we will offer, reviewed marketing strategies, raised capital, retained experts in law and accounting, purchased access to the data to be initially included in our web-based database, designed and built our website and network infrastructure (including our web-based database), and launched our website.

Products and Services

Realtor Services

Our sole officer and director is a licensed realtor and will provide realtor services for properties located within a reasonable distance of our offices. For properties not located within a reasonable distance of our offices, we will locate another realtor for the homebuyer. We will have executed a blanket agreement with each realtor, prior to introducing our client to the realtor. We will charge all realtors (including our sole officer and director) a fixed percentage of the commission collected by the realtor on the transaction, estimated at this time to be 25% of the commission collected by the realtor. If a transaction is not consummated, no fee is due and payable.

Initially, our focus will be on homebuyers interested in purchasing foreclosed residential properties in Dallas, Tarrant, Denton and Collin Counties in the State of Texas. Depending upon market conditions and market acceptance of our realtor services, we may expand into other counties in the State of Texas.

Website and Web-based Database

We launched our website, www.foreclosurecat.com in May 2011. An outside web designer designed and built our website and a third party service provider built and will maintain our network infrastructure (including our web-based database).

We have built and developed, and intend to maintain and continually update, a comprehensive and easy-to-use web-based database of information on foreclosed residential properties. Initially, our intention is to use our website and web-based database only as a means to promote our realtor services to potential homebuyers interested in foreclosed residential properties. Depending upon market conditions, we may later sell advertising space on our website, but there are no plans to do so at this time.

Homebuyers can access our database through our website free of charge. Currently our database only contains information on residential properties in Dallas, Tarrant, Denton and Collin Counties in the State of Texas. The information included in our database comes from data providers who have compiled the information from multiple sources, including governmental databases. We have formal agreements in with data providers to provide the information that will be initially included in our database, including agreements with iHouse Web Solutions and North Texas Real Estate Information Systems, Inc. We obtain data from most data providers at nominal costs. For example, we pay iHouse Web Solutions $150 per month and North Texas Real Estate Information Systems, Inc. $200 per month. If we were not able to obtain data directly from other data providers, we would have to obtain the information directly from the multiple original data sources, which would significantly increase the time and expense required to convert the information into the format we use for our database.

In order to save searched properties, homebuyers are required to register on our website. The registration process enables our system to capture each registered user’s e-mail address. We utilize a web site tracking tool built to analyze website statistics and monitor registered users on our website. This tool will enable us to track the properties viewed by registered users. Using this information, we can send customized e-mails to each registered user based upon the areas he is considering purchasing in and the price range of the properties being considered. These customized e-mails will also offer the registered user the ability to schedule an appointment to view properties with one of our realtors. If a registered user purchases a property using our realtor services, we will collect a fixed percentage of the commission collected by our realtor on the transaction.

Target Markets and Marketing Strategy

We believe that our primary target market will consist of homebuyers interested in foreclosed residential properties. Initially, our focus will be on homebuyers interested in purchasing foreclosed residential properties in Dallas, Tarrant, Denton and Collin Counties in the State of Texas. Depending upon market conditions and market acceptance of our realtor services, we may expand into other counties in the State of Texas. We anticipate that we will market and promote our realtor services on the Internet. Our intention is to use our website and web-based database as a means to promote our realtor services to potential homebuyers interested in foreclosed residential properties. Our marketing strategy is to promote our web-based database and realtor services and attract individuals to our website. Our marketing initiatives are merely proposals and, thus, have not yet been commenced. We anticipate that our marketing initiatives will include:

•
Utilizing viral marketing; the practice of getting consumers to refer friends to the site through e-mail or word of mouth. Foreclosure Solutions will aggressively trigger viral marketing through strategic campaigns which may include posting on blogs and online communities such as Yahoo!® Groups, contests, implementation of features on our website which encourage users to generate an email to a friend, or giveaways tied to a viral process. Other viral techniques under consideration include creating short videos that people can view on our website or on amateur websites such as YouTube.com and e-mail to others to watch, and branded interactive online applications on our website.

•
Developing a search engine optimization of "SEO" campaign.  SEO is the process of improving the volume and quality of traffic to a web site from search engines via "natural" ("organic" or "algorithmic") search results. Usually, the earlier a site is presented in the search results, or the higher it "ranks", the more searchers will visit that site.

•
Developing a search engine marketing or "SEM" campaign. SEM is the process of marketing a website via search engines, by purchasing sponsored placement in search results. For example, a user might go to Google and put in the term "foreclosed" – our strategic purchasing of these keyword search terms will cause our ad to come up. It might read “Find information of foreclosed properties at www.foreclosurecat.com” and when clicked, it will take the user to our site.

•	Utilizing direct e-mail marketing firms who specialize in our target market via subscriber based lists with detailed criteria obtained by third party research groups.

•
Entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. Affiliate marketing means that we would place a link to our website or a banner advertisement on the websites of other companies in exchange for placing their link or banner advertisement on our website. Such marketing increases access to users, because the users of other websites may visit our website as a result of those links or banner advertisements.

We expect to rely on SEO, SEM, direct e-mail and affiliate marketing as our primary marketing strategies, with viral marketing as a secondary marketing strategy.

Growth Strategy

Our objectives are to become a recognized Internet provider of comprehensive and easy-to-use information on foreclosed residential properties for homebuyers, and to become a recognized provider of realtor services to buyers and sellers of foreclosed properties.

Our strategy is to provide our customers with powerful and intuitive search tools designed to make information in our database easily accessible and valuable to our users and exceptional realtor services. As noted above, however, our marketing proposals are, at this point, merely proposals and have not yet been commenced.

Key elements of our strategy include plans to:

• continue to expand and improve our website;
•  increase the number of Internet users to our website through viral marketing, SEO, SEM, direct e-mail and affiliate marketing campaigns; and
•  continue to reach out to each of our website through targeted e-mails based on the properties viewed by the user.

Intellectual Property

The sources of the information that will be included in our database are data providers who have compiled the information from multiple sources, including governmental databases. While we do not believe our use of information compiled by other data providers infringes upon the intellectual property rights of such data providers or any other third parties, we have not investigated the possibility that our use of the information infringes on such intellectual property rights. We do not intend to take such steps until after we are cash flow positive.

Though we do not believe that our use of the information included in our web-based database will infringe on the intellectual property rights of third parties in any material respect, third parties may still claim infringement by us with respect to our use of such information. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause product deployment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, results of operations and financial condition.

We own rights to our domain name, www.foreclosurecat.com.

Competition and Our Competitive Advantage

Our largest national competitors in the realtor services industry include franchisees of Century 21, Prudential, GMAC Real Estate, and RE/MAX. All of these companies may have greater financial resources than we do, including greater marketing and technology budgets. We also compete with smaller regional and local realtor companies and independent realtors. Realtors compete for business primarily on the basis of services offered, reputation, personal contacts, and realtor commission. In some instances, our realtor services will be provided by a realtor employed or retained by Foreclosure Solutions. In other instances, we will refer these services to outside realtors for a fixed fee of the realtor commissions. We may have to reduce the fees we charge our realtors to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate. If competition results in lower average realtor commission rates or lower sales volume by our realtors, our revenues will be affected adversely.

Technology Infrastructure and Operations

Our website is supported by a technology infrastructure designed to provide a superior customer experience, including simplicity, speed and security.  We are able to monitor our website and services in real time. We also track and manage our database of foreclosure properties.  We followindustry standards to protect our internal operations and the personal information we collect from our customers. We do not sell or disclose the personal information of our customers. We continue to maintain and upgrade our technology framework to assure compliance with the high levels of security defined by the Payment Card Industry Data Security Standard, the standard created to increase controls around cardholder data to reduce credit card fraud.

Government Regulation

Our business is highly regulated and must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we do business. These laws and regulations contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, our real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage business.

We may be subject to litigation claims alleging breaches of fiduciary duties by our licensed brokers and violations of unlawful state laws relating to business practices or consumer disclosures. We cannot predict with certainty the cost of defense or the ultimate outcome of these or other litigation matters filed by or against us, including remedies or awards, and adverse results in any such litigation may harm our business and financial condition.

Our real estate brokerage business must comply with the RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our brokerage business. RESPA and similar state laws require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services.

There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business. In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

We are also, to a lesser extent, subject to various other rules and regulations such as:

•  The Gramm- Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;
• Various state and federal privacy laws
• The USA Patriot Act
•  Restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

• Federal and state "Do Not Call" and "Do Not Fax" laws;
•  "Controlled business" statutes, which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate providers, on the other hand; and
• The Fair Housing Act.

We are subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Bankruptcy Proceedings during the Past Five Years

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been a party to any material reclassifications, mergers or consolidations during the previous five (5) years.

Domain Names

The Company maintains a website at www.foreclosurecat.com.

Major Customers

The Company does not currently have any major customers.

Research and Development Activities

To date, we have not conducted any research and development activities, nor have we performed any customer-sponsored research and development activities relating to any new products or services.

Employees

As of December 31, 2011, we have no employees other than our sole officer and director. Mr. Cole devotes his entire working time (approximately 40 hours per week) to our operations and will devote additional time as required.  Our sole officer and director has been a licensed realtor since 1997 and is capable of providing realtor services for clients interested in properties located within a reasonable distance of our offices.  We anticipate that we will not hire any additional employees in the next twelve months and will outsource any services Mr. Cole is unable to provide to third parties.

Corporate Information

Our principal executive offices are located at 2502 Live Oak Street, Suite 205, Dallas, TX  75204.  Our telephone number is 214-620-871.

Reporting Status

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reported filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  You may obtain further information further information about our Company at our websitewww.foreclosurecat.com.

ITEM 1A.                      RISK FACTORS.

We are a smaller reporting company, and as such, are not required to provide information pursuant to this item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      PROPERTIES.

The Company's principal offices are located at 2502 Live Oak Street, Suite 205, Dallas, TX  75204.  This is also the residence of our sole officer and director, H.J. Cole.  Mr. Cole makes this space available to the Company free of charge.  There is no written agreement documenting this arrangement.  Currently, the Company does not intend to lease office space for an executive, administrative or operating office.

ITEM 3.                      LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.                      MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is not currently traded on any exchange. We intend to engage a market maker to apply to have our Common Stock quoted on the OTCQB; however, there is no guarantee that we will obtain a listing thereon.  There is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange; but instead transactions are conducted through a telephone and computer network connecting dealers. Issuers listed on the OTCQB are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

In order to have our Common Stock listed on any of the public trading markets, including the OTCQB, will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTCQB. This could prevent us from developing a trading market for our Common Stock.

Holders

As of March 30, 2012, there were 35 holders of record of our Common Stock.

Dividends

To date, we have not paid dividends on our Common Stock and we do not expect to declare or pay such dividends in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011 and currently, we do not have any equity compensation plans.

Recent Sales of Unregistered Securities

As of December 31, 2011 and for the previous three-year period, the Company issued the following unregistered securities.

Shares Issued in Exchange for Services Rendered

On December 9, 2010, we issued 5,000,000 shares of our Common Stock to H.J. Cole, our sole officer and director, in consideration of services valued at $500, which services included researching names for our Company, founding and organizing our Company, and securing the rights to the domain name for our website.

Shares Sold in Offerings

On December 28, 2010, we issued 1,020,000 shares of our Common Stock to six holders at a price of $0.03 per share or an aggregate of $30,600.

In January 2011, we issued an aggregate of 815,000 shares of our Common Stock to eleven holders at a price of $0.03 per share or an aggregate of $24,450.

In February 2011, we issued an aggregate of 165,000 shares of our Common Stock to 18 holders at a price of $0.03 per share or an aggregate of $4,950.

The aggregate of 1,835,000 shares sold in December 2010 and January 2011were issued pursuant to an exemption from registration requirements of the Securities Act provided by Section 506 of Regulation D of the Securities Act, such exemption being available based on the Company not using general solicitation or advertising to market the shares and information obtained from the investors to the private placement, including that the investors were "accredited investors," as that term is defined in Regulation D under the Securities Act.

The aggregate of 165,000 shares sold in February 2011were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act. Our reliance upon Rule 903 of Regulation S was based on the fact that the sale of the securities was completed in an "offshore transaction." as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                      SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Foreclosure Solutions was incorporated in Texas on December 9, 2010. We are a start-up, development stage company with no subsidiaries. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.  We are not a blank check company.  Rule 419 of Regulation C under the Securities Act of 1933 defines a "blank check company" as a (i) development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and (ii) is issuing a penny stock.  Accordingly, we do not believe that our company may be classified as a "blank check company" because we intend to engage in a specific business plan and do not intend to engage in any merger or acquisition with an unidentified company or other entity.

We intend to generate revenue by selling our realtor services to prospective homebuyers interested in foreclosed residential properties.  In some instances, these services will be provided by realtors employed or retained by our Company.  In other instances, we will refer these services to outside realtors.  We will collect a fixed portion of the realtor commissions.  In order to promote our realtor services, we will provide prospective homebuyers with comprehensive and easy-to-use information on foreclosed residential properties over the Internet on our website.  Potential homebuyers can search our web-based database free of charge, but are required to register in order to save favorite listings and searches and to receive free e-mail updates when new properties become available that match their previous search criteria. Each registered user of our website will receive follow-up e-mails offering him the ability to schedule an appointment with one of our realtors to view properties he has seen on our website and to alert him to new properties that match his previous search criteria.   Initially, our focus will be on homebuyers interested in purchasing foreclosed residential properties in Dallas, Tarrant, Denton and Collin Counties in the State of Texas.  Depending upon market conditions and market acceptance of our realtor services, we may expand into other counties in the State of Texas.

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

Plan of Operation

To date, the Company has been in a developmental stage.  Our next phase is to begin to market our now operational website. We expect to concentrate on the following three basic objectives:

•	Use a search engine optimization (SEO) and search engine marketing (SEM) campaign to direct traffic and create awareness. Approximate cost will be $250 per month.
•
Use direct email marketing firms who specialize in our target market via subscriber-based lists using detailed criteria obtained by third party research groups.  Approximate cost to be up to $2,500 for a staggered email blitz marketing campaign.

•	Use reciprocal banner advertising to generate additional web traffic and brand awareness.

We launched this three-pronged approach in September 2011 with an initial advertising and marketing phase.  We intend to expand our realtor base with realtors that work strictly on commission beginning in July 2012. We expect to begin our final phase of expansion into additional areas of Texas in October 2012.

In addition to the database expenses, we expect to incur $2,500 of initial expenses for membership fees and administrative costs in each region of expansion. Our intended areas of regional MLS expansion in order are Houston, San Antonio and Austin. This expansion will be phased and we will not approach a new region until we are firmly established in the current region. We expect our expansion cost per region to be approximately $3,000 and we only anticipate establishing operations for the Houston region within the next 12 months.We project the additional funding for all three phases for the year 2012 to be approximately $9,000. We plan to raise these funds through the sale of our equity securities through private placements. We currently do not have any arrangements in place to complete any such private placements (nor have we identified any potential investors) and there is no assurance that we will be successful in completing any such private placements on terms acceptable to us. If we are unable to raise sufficient capital to carry out our business plan, we may be forced to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

As of December 31, 2011, our cash balance was $1,168, our outstanding debt totaled $41,023, and our working capital deficit was $38,105.

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

We do not have sufficient financial resources for the next twelve (12) month period and cannot provide assurance as to how much we will need to spend in order to fully develop and market our business plan. We may not have sufficient resources to develop fully develop or market our plan or expand into any new territories unless we are able to raise additional financing on acceptable terms or secure funds from new partners.  We can make no assurances that additional financing will be available on favorable terms or at all.  Additionally, these conditions may increase the cost to raise capital. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.  Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We anticipate incurring costs related to the filing of Exchange Act reports.  We believe that we will be able to meet the costs of growth and public reporting with funds in our treasury and additional amounts to be loaned by or invested by our stockholders, management, bank financing sources, and potential debt and equity private placements. Although management believes that the required financing to fund the marketing roll out and the costs related to public reporting can be secured at terms satisfactory to the Company, there is no guarantee that funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management. Historical financial information presented for the years ended December 31, 2011 and 2010 reflects the operations of the Company since its inception on December 9, 2010, therefore comparisons between the year ended December 31, 2011 and 2010 are not applicable.

Results for year ended December 31, 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced period.

General and Administrative Expenses

Our general and administrative expenses consisted primarily of legal, accounting, and SEC filing costs incurred in connection with the filing of our Form S-1 and our second and third quarter 2011 quarterly reports. General and administrative expenses for the above referenced period were $88,092.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note A of the notes to our financial statements for the years ended December 31, 2011 and 2010. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share.  We compute net income (loss) per share in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 260, "Earnings per Share."  FASB ASC No. 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2011, we had no dilutive potential shares outstanding.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

New Accounting Pronouncements

During the year ended December 31, 2011 there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

Recent Events

None.

Off Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet arrangements.

Outlook

We offer realtor services and our database of information on foreclosed residential products through our website, www.foreclosurecat.com.  We will market and promote our website on the internet.  We anticipate as our marketing efforts expand, traffic to our website will increase.  Recent market data indicates that apartment leasing in North Texas decreased for the first quarter of 2012.  This is the first such occurrence in more than two years.   Additionally pre-owned home sales in the area rose by about 20 percent.We expect this trend to continue and we expect to benefit from this renewed interest in pre-owned and especially foreclosed homes to drive sales figures upward in 2012.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.                      FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-12.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A.                   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's sole officer and director evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, he concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes its weaknesses in internal controls and procedures is due in part to the Company's lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures.  In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures.

The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available.  In the meantime, the Company's sole officer and director will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's reports and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management has determined that as of December 31, 2011, our internal controls over financial reporting were not effective and there were weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The below table lists all current officers and directors of the Company.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

Name	Age	Position	Date Elected Director	Date Appointed Officer
H. J. Cole	66	President, Chief Executive Officer, Chief Financial Officer, Secretary, Sole Director	December 9, 2010	December 9, 2010

There are no arrangements or understandings between non-management security holders and management or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Identification of Certain Significant Employees

           None.

Family Relationships

Not applicable.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our Company indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

H.J. Cole, President, Chief Executive Officer, Chief Financial Officer, Secretary, and sole director

H.J. Cole has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director since our inception December 9, 2010. Mr. Cole is a licensed realtor and holds a Texas Real Estate Broker’s License. Since 1997, he has worked in all aspects of the real estate industry as an agent, mortgage broker and in his current capacity as a real estate broker, and has an extensive network of contacts with individual and organizations within the real estate industry. From March 2006 to November 2010, Mr. Cole provided mortgage broker services under the name Select Mortgage Group and real estate broker services under the name Select Realtor Group. Mr. Cole no longer provides mortgage broker services and intends to only provide real estate broker services under our name.Mr. Cole devotes his entire working time (approximately 40 hours per week) to our operations and will devote additional time as required.

Other Directorships

The Company's sole director does not hold or has not been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the "Act") or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any or any company registered as an investment company under the Investment Company Act of 1940.

Involvement In Certain Legal Proceedings

H.J. Cole, our sole officer and director, filed for Chapter 13 bankruptcy which was discharged in June 2007.  With that exception, during the past five years, the Company's sole officer and director has not been involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Conflict of Interest

Our sole officer and director is not obligated to commit his full time and attention to our business and, accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. In the course of his other business activities, he may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which he owes a fiduciary duty. As a result, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. He may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if: (i) the corporation could financially undertake the opportunity, (ii) the opportunity is within the corporation's line of business, and (iii) it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention on the corporation.  Our director devotes his entire working time (approximately 40 hours per week) to our operations and does not currently provide services to any other business.

We have not yet adopted a code of ethics that applies to our directors, officers and employees.

Committees of the Board

As we currently have only a sole director, we do not have an Audit or Compensation Committee.

Promoters and Control Persons

The Company does not have any promoters.

The Company has control persons as outlined herein under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Director Independence

The Company's securities are not currently traded on an exchange or on NASDAQ which would require that our Board of Directors include a majority of directors that are independent.

Board Meetings and Committees; Annual Meeting Attendance

As we have a sole officer and director, no board meetings or annual meetings were held during 2011.

Indemnification

Under our Certificate of Formation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Texas.

Regarding indemnification for liabilities arising under the Securities Act which may be permitted to directors or officers under Texas law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table lists the compensation of the Company's principal executive officers for the years ended December 31, 2011 and 2010. We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table of column in any fiscal year covered by that table.

Name and Principal Position	Year	Salary ($)	Total ($)
H.J. Cole Sole Officer and Director	2011	-0-	-0-
	2010(1)	$500(2)	$500
___________________
(1)For the period from December 9, 2010 (inception) to December 31, 2010.
(2)As previously mentioned herein, on December 9, 2010, we issued 5,000,000 shares of Common Stock to H.J. Cole, our sole officer and director, in consideration of services valued at $500.

Outstanding Equity Awards at Fiscal Year End

We do not have any stock option plans and have not granted any stock options or awards since inception.

Compensation Arrangements with Executive Management

We do not have a formal management agreement with Mr. Cole.

Director Compensation

Our directors do not receive any compensation for their services as directors.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2011 and through the filing date of this Report, the Company did not have a Compensation Committee, but the Board of Directors as a whole participates in the consideration of compensation for executive officers and directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Securities Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock and non-qualified stock options, warrants, and convertible securities that are currently exercisable or convertible into shares of the Company's Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.  Applicable percentage of ownership is based on 7,000,000 shares of Common Stock currently issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class
H.J. Cole, Sole Officer and Director 2502 Live Oak Street, Suite 205 Dallas, TX 75204	Common Stock	5,000,000	71.4%
All directors and executive officers as a group ( 1 person):	Common Stock	5,000,000	71.4%

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2011, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2011.

On December 9, 2010, we issued 5,000,000 shares of restricted common stock to H.J. Cole, our sole officer and director, in consideration of services valued at $500, which services included researching names for our company, founding and organizing our company, and securing the rights to the domain name for our website. The shares held by Mr. Cole represent 71.4% of our issued and outstanding shares. In 2010, Mr. Cole advanced us $100 which was repaid during the first quarter 2011.  Also during the first quarter of 2011, the Company paid H. J. Cole, sole officer and director, $10,000 to reimburse him for services rendered, the cost of licensing fees that he previously incurred for the Company, and to pay for additional training relative to the foreclosure real estate market.  These costs were recorded as general and administrative expense in the accompanying financial statements.  During 2011, Mr. Cole advanced the Company $20,800 and refunded the Company $5,000 for payments made during the first quarter of 2011.  The $20,800 advance is non-interest bearing and due upon demand as funds become available.

Our executive, administrative and operating offices are located at Mr. Cole’s home residence. Mr. Cole provides space for the company’s operations free of charge. There is not written agreement evidencing this arrangement.

Since our inception on December 9, 2010, we have had no other promoters other than Mr. Cole.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

We currently act with one director. We have determined that we do not have a director that would qualify as an "independent director" as defined by NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do not have plans to form a standing audit, compensation or nominating committee. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.                      PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Audit Fees.  In 2011, Turner Stone & Company ("TSC") billed the Company $30,085 for professional services rendered for the annual audit for the year ended December 31, 2010, the quarterly review of the Company's financial statements for the quarters ended June 30 and September 30, 2011, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees.  In 2011 and 2010, we incurred no fees for the preparation of tax returns for the year ended December 31, 2010.

All Other Fees.  In 2011 and 2010, we incurred no other fees for the years ended December 31, 2011 and 2010.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document

3.1	12/08/10	Certificate of Formation of Foreclosure Solutions, Inc. (1)
3.2	n/a	Bylaws of Foreclosure Solutions, Inc. (1)
4.1	n/a	Stock Certificate for Common Stock, form of (1)
10.1	03/25/11	Agreement with iHouse Web Solutions (1)
10.2	03/08/11	Agreement with North Texas Real Estate Information Systems, Inc. (1)
10.3	n/a	Referral Agreement, form of (2)
21.0	04/06/12	Subsidiaries of the Registrant*
31.1	04/06/12	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	04/06/12	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________
(1)	Previously included as an exhibit to our Registration Statement on Form S-1 filed on March 31, 2011 and incorporated herein by reference.
(2)	Previously included as an exhibit to our Registration Statement on Form S-1/A, Amendment No. 1, filed on June 20, 2011 and incorporated herein by reference.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 6, 2012	FORECLOSURE SOLUTIONS, INC.

By: /s/ H.J. Cole
H. J. Cole
Principal Executive Officer and
Principal Financial Officer

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and 2010	F-2

Statements of Operations for the year ended December 31, 2011 and for the periods from December 9, 2010 (Inception) through December 31, 2010 and 2011	F-3

Statement of Stockholders' Equity (Deficit) for the period from December 9, 2010 (Inception) through December 31, 2011	F-4

Statements of Cash Flows for the year ended December 31, 2011 and for the periods from December 9, 2010 (Inception) through December 31, 2010 and 2011	F-5

Notes to Financial Statements	F-6 to F-12

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Foreclosure Solutions, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Foreclosure Solutions, Inc. (the Company) (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2011 and from the period December9, 2010 through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foreclosure Solutions, Inc. at December 31, 2011 and 2010, and the results of its operations and cash flows for the year ended December 31, 2011 and for the period December9, 2010through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
April 6, 2012

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$1,168	$30,700
Prepaid expense	1,750	-

Total current assets	$2,918	$30,700

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$20,223	$-
Amount due to related party	20,800	100
Accrued liabilities	-	7,925

Total current liabilities	41,023	8,025

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock - par value $0.0001; 190,000,000 shares authorized;
7,000,000 and 6,020,000 shares issued and outstanding,
respectively	700	602
Additional paid-in capital	59,800	30,498
Accumulated deficit	(98,605)	(8,425)

Total stockholders' equity (deficit)	(38,105)	22,675

Total liabilities and stockholders' equity (deficit)	$2,918	$30,700

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE PERIODS FROM DECEMBER 9, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010 AND 2011

		December 9, 2010	December 9, 2010
		(Inception)	(Inception)
	Year Ended	through	through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	$-	$-	$-

Operating expenses:
General and administration	88,092	8,425	96,517

Total operating expenses	88,092	8,425	96,517

Loss from operations	(88,092)	(8,425)	(96,517)

Other expenses:
Interest expense	(2,088)	-	(2,088)

Loss before taxes	(90,180)	(8,425)	(98,605)

Provision for income taxes	-	-	-

Net loss	$(90,180)	$(8,425)	$(98,605)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	6,970,909	5,369,394

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH DECEMBER 31, 2011

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 9, 2010 (Inception)	-	$-	$-	$-	$-

Shares issued for services	5,000,000	500	-	-	500
Shares issued for cash	1,020,000	102	30,498	-	30,600
Net loss	-	-	-	(8,425)	(8,425)

Balance, December 31, 2010	6,020,000	602	30,498	(8,425)	22,675

Shares issued for cash	980,000	98	29,302	-	29,400
Net loss	-	-	-	(90,180)	(90,180)

Balance, December 31, 2011	7,000,000	$700	$59,800	$(98,605)	$(38,105)

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE PERIODS FROM DECEMBER 9, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010 AND 2011

		December 9, 2010	December 9, 2010
		(Inception)	(Inception)
	Year Ended	through	through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,180)	$(8,425)	$(98,605)
Adjustments to reconcile net loss to net cash flows used
in operating activities:
Issuance of common stock for services	-	500	500
Change in operating assets and liabilities:
Prepaid expense	(1,750)	-	(1,750)
Accounts payable	20,223	-	20,223
Accrued liabilities	(7,925)	7,925	-

Net cash flows used in operating activities	(79,632)	-	(79,632)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	29,400	30,600	60,000
Proceeds from loan from related party	20,800	100	20,900
Payment of amount due to related party	(100)	-	(100)

Net cash flows provided by financing activities	50,100	30,700	80,800

Net increase (decrease) in cash	(29,532)	30,700	1,168
Cash, beginning of period	30,700	-	-
Cash, end of period	$1,168	$30,700	$1,168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$436	$-	$436

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A – ORGANIZATION AND BUSINESS

Foreclosure Solutions, Inc., a Texas corporation (the "Company"), was incorporated on December 9, 2010.  The Company is a start-up, development-stage company that provides information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website for monthly subscription charges.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "FCLS."

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations.  Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception amounts from its development stage activities reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-10-05, Development Stage Entities.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2011, the Company had an accumulated deficit of $98,605 and for the year ended December 31, 2011, the Company incurred a loss of $90,180.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A – ORGANIZATION AND BUSINESS (Continued)

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 and 2010.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by FASB and ASC, which requires 1) evidence of an agreement, 2) delivery of the product or services, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.  The Company’s cash is not held for trading purposes.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements. An impairment analysis will be made of all assets using fair value measurements on an annual basis.

Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  Any such valuation adjustments are applied consistently over time.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A – ORGANIZATION AND BUSINESS (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2011 and 2010.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718-10, Share Based Payment.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during 2011 and 2010.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A – ORGANIZATION AND BUSINESS (Continued)

Advertising Costs

The Company expenses all advertising costs as incurred.  The Company incurred no advertising costs during 2011 and 2010.

Use of Estimates

The Company’s financial statements have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended December 31, 2011 there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

NOTE B – RELATED PARTIES

During the first quarter of 2011, the Company paid H. J. Cole, sole officer and director, $10,000 to reimburse him for services rendered, the cost of licensing fees that he previously incurred for the Company, and to pay for additional training relative to the foreclosure real estate market.  These costs were recorded as general and administrative expense in the accompanying financial statements.  During 2011, Mr. Cole advanced the Company $20,800 and refunded the Company $5,000 for payments made during the first quarter of 2011.  The $20,800 advance is non-interest bearing and due upon demand as funds become available.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – CAPITAL STOCK

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock at $0.0001 par value per share ("Common Stock").  As of December 31, 2011 and as of the date of this filing, the Company has 7,000,000 shares of Common Stock issued and outstanding.

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

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of Preferred Stock and it is subsequently liquidated or dissolved, the preferred shareholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Options/Warrants

As of December 31, 2011 and as of the date of this filing, there are no outstanding options or warrants for the purchase of the Company’s Common Stock.

NOTE D – INCOME TAXES

The Company had federal net operating tax loss carry-forwards of approximately $99,000 as of December 31, 2011.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2030.

NOTE D – INCOME TAXES (Continued)

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Year Ended December 31, 2011	December 9, 2010 (Inception) through December 31, 2010

Expected income tax benefit at statutory rate of 35%	$(31,563)	$(2,949)
Other	-0-	-0-
Change in valuation allowance	31,563	2,949
Income tax expense (benefit)	$-0-	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2011	2010
Deferred Tax Assets:
Tax benefit of net operating loss carry-forwards	$34,512	$2,949
Less: valuation allowance	(34,512)	(2,949)
Net deferred tax asset	$-0-	$-0-

In 2011 and 2010 the deferred tax valuation allowance increased by $28,614 and $2,949, respectively.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As of December 31, 2011 and 2010, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE D – INCOME TAXES (Continued)

For the year ended December 31, 2011 and from December 9, 2010 (inception) to December 31, 2010, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

The Company has not filed tax returns since its inception. The Company is in the process of preparing past tax returns and does not believe that it will be exposed to any significant risk of penalty or forfeiture of net operating losses.

NOTE E – COMMITMENTS AND CONTINGENCIES

Since December 2010, the Company has been using office space provided by its majority stockholder without charge.

NOTE F – SUBSEQUENT EVENTS

The Company has evaluated the subsequent events through April 6, 2012, the date these financial statements were issued, and has determined it has no subsequent events needing disclosure.