Form 10-Q
period 2012-03-31
Foreclosure Solutions, Inc.
filed 2012-05-04
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐            Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of May 4, 2012 was 7,000,000.

FORECLOSURE SOLUTIONS, INC.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

	Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period from December 9, 2010 (Inception) through March 31, 2012	4

	Statement of Stockholders' Equity (Deficit) for the period from December 9, 2010 (Inception) through March 31, 2012	5

	Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from December 9, 2010 (Inception) through March 31, 2012	6

	Notes to the Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	11

Item 4.	Controls and Procedures	11

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities	12

Item 3.	Defaults upon Senior Securities	12

Item 4.	Mine Safety Disclosure	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$212	$1,168
Prepaid expense	875	1,750

Total current assets	$1,087	$2,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$29,814	$20,223
Amount due to related party	26,300	20,800

Total current liabilities	56,114	41,023

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock - par value $0.0001; 190,000,000 shares authorized;
7,000,000 shares issued and outstanding	700	700
Additional paid in capital	59,800	59,800
Deficit accumulated during development stage	(115,527)	(98,605)

Total stockholders' equity (deficit)	(55,027)	(38,105)

Total liabilities and stockholders' equity (deficit)	$1,087	$2,918

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

			December 9, 2010
			(Inception)
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$-	$-	$-

Operating expenses:
General and administration	16,044	39,501	112,561

Total operating expenses	16,044	39,501	112,561

Loss from operations	(16,044)	(39,501)	(112,561)

Other expenses:
Interest expense	(878)	-	(2,966)

Loss before taxes	(16,922)	(39,501)	(115,527)

Provision for income taxes	-	-	-

Net loss	$(16,922)	$(39,501)	$(115,527)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	7,000,000	6,882,023

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance, December 9, 2010 (Inception)	-	$-	$-	$-	$-

Shares issued for services	5,000,000	500	-	-	500
Shares issued for cash	1,020,000	102	30,498	-	30,600
Net loss	-	-	-	(8,425)	(8,425)

Balance, December 31, 2010	6,020,000	602	30,498	(8,425)	22,675

Shares issued for cash	980,000	98	29,302	-	29,400
Net loss	-	-	-	(90,180)	(90,180)

Balance, December 31, 2011	7,000,000	700	59,800	(98,605)	(38,105)

Net loss	-	-	-	(16,922)	(16,922)

Balance, March 31, 2012	7,000,000	$700	$59,800	$(115,527)	$(55,027)

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH MARCH 31, 2012
(UNAUDITED)

			December 9, 2010
			(Inception)
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,922)	$(39,501)	$(115,527)
Adjustments to reconcile net loss to net cash flows used
in operating activities:
Issuance of common stock for services	-	-	500
Change in operating assets and liabilities:
Prepaid expense	875	-	(875)
Accounts payable	9,591	11,744	29,814
Accrued liabilities	-	(7,925)	-

Net cash flows used in operating activities	(6,456)	(35,682)	(86,088)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	5,500	-	26,400
Proceeds from sale of common stock	-	29,400	60,000
Payment of amount due to related party	-	(100)	(100)

Net cash flows provided by financing activities	5,500	29,300	86,300

Net increase (decrease) in cash	(956)	(6,382)	212
Cash, beginning of period	1,168	30,700	-
Cash, end of period	$212	$24,318	$212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$436

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE A -- DESCRIPTION OF ORGANIZATION AND BUSINESS ACTIVITIES

Foreclosure Solutions, Inc., a Texas corporation (the "Company"), was incorporated on December 9, 2010.  The Company is a start-up, development stage company that provides information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals.

NOTE B -- BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of the Company.  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended September 30, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10K, filed with the Securities Exchange Commission on April 10, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE C -- GOING CONCERN

The financial statements of the Company have been prepared in conformity with GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been met through the sale of its common stock, cash advances from related parties, and established trade credit.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations.  These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE D -- CAPITAL STOCK

Preferred Stock

The Company has 10,000,000 shares of $0.0001 par value preferred stock authorized. No preferred shares have been issued.

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock at $0.0001 par value per share ("Common Stock").  As of March 31, 2012, and as of the date of this filing, the Company has 7,000,000 shares of Common Stock issued and outstanding.

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

NOTE E-- INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and taxes bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the period from December 9, 2010 (inception) through March 31, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2012, the Company maintains a full valuation allowance for all deferred tax assets.  Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE F -- RELATED PARTY TRANSACTION

During the first quarter of 2012, Mr. Cole advanced the Company $5,500.  The advance is non-interest bearing and due upon demand as funds become available.  During the first quarter of 2011, the Company paid H. J. Cole, sole officer and director, $10,000 to reimburse him for services rendered, for the cost of licensing fees that he previously incurred for the Company, and to pay for additional training relative to the foreclosure real estate market.  These costs were recorded as general and administrative expense in the accompanying financial statements.  During 2011, Mr. Cole advanced the Company $20,800 and refunded the Company $5,000 for payments made during the first quarter of 2011.  The $20,800 advance is non-interest bearing and due upon demand as funds become available.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained in the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10K, filed with the Securities Exchange Commission on April 10, 2012, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

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

Results for the three month periods ended March 31, 2012 and 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced periods.

General and Administration

Our general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the three month period ended March 31, 2012 were $16,044 compared to $39,501 for the three month period ended March 31, 2011.  The decrease was largely related to legal expense associated with the filing of our Form S-1 filed in 2011 and costs associated our website produced in 2011.

Liquidity and Capital Resources

As of March 31, 2012, our cash balance was $212, our outstanding debt totaled $56,114 (of which $26,300 represents advances made to the Company by Mr. Cole), and our working capital deficit was $55,027.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to Mr. Cole, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Cole evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, he concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the most recently completed three-month period ended March 31, 2012, there has been no significant change in the Company's internal control over financial reporting that has affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Changes in Internal Controls

During the three months ended March 31, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Foreclosure Solutions is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any unregistered equity securities during the three months ended March 31, 2012.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not Applicable.

Item 5.  Other Information.

The Company, through a market maker, made application to the Financial Industry Regulatory Authority ("FINRA") for approval to trade its Common Stock on the OTCBB.  On September 21, 2011, the Company received approval and confirmation from the FINRA that its Common Stock would be quoted on the OTCBB under the symbol "FCLS" beginning September 22, 2011.  Since that time, the Company's stock has traded on a very limited basis.

Item 6.  Exhibits.

Exhibit No.	Date	Name of Document

3.1	12/08/10	Certificate of Formation of Foreclosure Solutions, Inc. (1)
3.2	n/a	Bylaws of Foreclosure Solutions, Inc. (1)
4.1	n/a	Stock Certificate for Common Stock, form of (1)
10.1	03/25/11	Agreement with iHouse Web Solutions (1)
10.2	03/08/11	Agreement with North Texas Real Estate Information Systems, Inc. (1)
10.3	n/a	Referral Agreement, form of (2)
31.1	05/04/12	Certification of CEO of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	05/04/12	Certification of CFO of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	05/04/12	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	05/04/12	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
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

DATE:   May 4, 2012

FORECLOSURE SOLUTIONS, INC.

By: /s/ H.J. Cole
H. J. Cole
Principal Executive Officer and
Principal Financial Officer