Form 10-Q
period 2012-06-30
Foreclosure Solutions, Inc.
filed 2012-08-09
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

Commission File No. 333-173215

FORECLOSURE SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2502 Live Oak Street, Suite 205, Dallas, Texas 75204	(214) 620-8711
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐            Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The number of shares outstanding of the Issuer’s Common Stock as of August 9, 2012 was 7,000,000.

FORECLOSURE SOLUTIONS, INC.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

	Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Statements of Operations for the three and six months ended June 30, 2012 and 2011 and for the period from December 9, 2010 (Inception) through June 30, 2012	4

	Statement of Stockholders' Equity (Deficit) for the period from December 9, 2010 (Inception) through June 30, 2012	5

	Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from December 9, 2010 (Inception) through June 30, 2012	6

	Notes to the Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	11

Item 4.	Controls and Procedures	11

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$113	$1,168
Prepaid expense	-	1,750

Total current assets	$113	$2,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$29,366	$20,223
Amount due to related party	38,100	20,800

Total current liabilities	67,466	41,023

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock - par value $0.0001; 190,000,000 shares authorized;
7,000,000 shares issued and outstanding	700	700
Additional paid in capital	59,800	59,800
Deficit accumulated during development stage	(127,853)	(98,605)

Total stockholders' equity (deficit)	(67,353)	(38,105)

Total liabilities and stockholders' equity (deficit)	$113	$2,918

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

					December 9, 2010
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administration	11,352	21,174	27,396	60,675	123,913

Total operating expenses	11,352	21,174	27,396	60,675	123,913

Loss from operations	(11,352)	(21,174)	(27,396)	(60,675)	(123,913)

Other expenses:
Interest expense	(974)	(227)	(1,852)	(227)	(3,940)

Loss before taxes	(12,326)	(21,401)	(29,248)	(60,902)	(127,853)

Provision for income taxes	-	-	-	-	-

Net loss	$(12,326)	$(21,401)	$(29,248)	$(60,902)	$(127,853)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	7,000,000	7,000,000	7,000,000	6,941,338

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance, December 9, 2010 (Inception)	-	$-	$-	$-	$-

Shares issued for services	5,000,000	500	-	-	500
Shares issued for cash	1,020,000	102	30,498	-	30,600
Net loss	-	-	-	(8,425)	(8,425)

Balance, December 31, 2010	6,020,000	602	30,498	(8,425)	22,675

Shares issued for cash	980,000	98	29,302	-	29,400
Net loss	-	-	-	(90,180)	(90,180)

Balance, December 31, 2011	7,000,000	700	59,800	(98,605)	(38,105)

Net loss	-	-	-	(29,248)	(29,248)

Balance, June 30, 2012	7,000,000	$700	$59,800	$(127,853)	$(67,353)

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

			December 9, 2010
	Six Months Ended		(Inception)
	June 30,		through
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,248)	$(60,902)	$(127,853)
Adjustments to reconcile net loss to net cash flows used
in operating activities:
Issuance of common stock for services	-	-	500
Change in operating assets and liabilities:
Prepaid expense	1,750	-	-
Accounts payable	9,143	15,130	29,366
Accrued liabilities	-	(7,925)	-

Net cash flows used in operating activities	(18,355)	(53,697)	(97,987)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	17,300	-	38,200
Proceeds from sale of common stock	-	29,400	60,000
Payment of amount due to related party	-	(100)	(100)

Net cash flows provided by financing activities	17,300	29,300	98,100

Net increase (decrease) in cash	(1,055)	(24,397)	113
Cash, beginning of period	1,168	30,700	-
Cash, end of period	$113	$6,303	$113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$1,385	$-	$1,821

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of Foreclosure Solutions, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended June 30, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10K, filed with the Securities Exchange Commission on April 10, 2012. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations.  Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception amounts from its development stage activities reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10-05, Development Stage Entities.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE B -- GOING CONCERN

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

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE C -- RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2012, H.J. Cole, sole officer and director, advanced the Company $11,800 and $17,300, respectively.  These advances are non-interest bearing and due upon demand as funds become available.  During the three and six months ended June 30, 2011, the Company paid Mr. Cole $0 and $10,000, respectively,  to reimburse him for services rendered, for the cost of licensing fees that he previously incurred for the Company, and to pay for additional training relative to the foreclosure real estate market.  These costs were recorded as general and administrative expense in the accompanying financial statements.  During 2011, Mr. Cole advanced the Company $20,800 and refunded the Company $5,000 for payments made during the first quarter of 2011.  The $20,800 advance is non-interest bearing and due upon demand as funds become available.

NOTE D-- INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses incurred during the six months ended June 30, 2012 as well as additional losses expected for the remainder of 2012 as well as from net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

We will generate revenue by selling our realtor services to prospective homebuyers interested in foreclosed residential properties.  In some instances, these services will be provided by realtors employed or retained by our Company.  In other instances, we will refer these services to outside realtors.  We will collect a fixed portion of the realtor commissions.  In order to promote our realtor services, we will provide prospective homebuyers with comprehensive and easy-to-use information on foreclosed residential properties over the Internet on our website.  Potential homebuyers can search our web-based database free of charge, but are required to register in order to save favorite listings and searches and to receive free e-mail updates when new properties become available that match their previous search criteria. Each registered user of our website will receive follow-up e-mails offering the user the ability to schedule an appointment with one of our realtors to view properties the user has seen on our website and to alert the user to new properties that match the user's previous search criteria.  We own rights to our domain name, www.foreclosurecat.com.

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

Results for the three month periods ended June 30, 2012 and 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced periods.

General and Administration

Our general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the three month period ended June 30, 2012 were $11,352 compared to $21,174 for the three month period ended June 30, 2011.  The $9,822 decrease was largely related to legal and accounting expense associated with the filing of our Form S-1 filed in 2011, partially offset by refunded costs associated with our website produced in 2011.

Results for the six month periods ended June 30, 2012 and 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced periods.

General and Administration

Our general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the six month period ended June 30, 2012 were $27,396 compared to $60,675 for the six month period ended June 30, 2011.  The $33,279 decrease was largely related to consulting, legal, and accounting expense associated with the filing of our Form S-1 filed in 2011 and costs associated our website produced in 2011.

Liquidity and Capital Resources

As of June 30, 2012, our cash balance was $113, our outstanding debt totaled $67,466 (of which $38,100 represents advances made to the Company by Mr. Cole), and our working capital deficit was $67,353.

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

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

There have been no material changes to the Company’s significant accounting policies as summarized in Note A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

Mr. Cole evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, he concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the most recently completed three-month period ended June 30, 2012, there has been no significant change in the Company's internal control over financial reporting that has affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Changes in Internal Controls

During the three months ended June 30, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Foreclosure Solutions is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the three and six months ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Date	Name of Document

3.1	12/08/10	Certificate of Formation of Foreclosure Solutions, Inc. (1)
3.2	n/a	Bylaws of Foreclosure Solutions, Inc. (1)
4.1	n/a	Stock Certificate for Common Stock, form of (1)
10.1	03/25/11	Agreement with iHouse Web Solutions (1)
10.2	03/08/11	Agreement with North Texas Real Estate Information Systems, Inc. (1)
10.3	n/a	Referral Agreement, form of (2)
31.1	08/08/12	Certification of CEO of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	08/08/12	Certification of CFO of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	08/08/12	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	08/08/12	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
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

DATE:   August 9, 2012

FORECLOSURE SOLUTIONS, INC.

By:	/s/ H.J. Cole
H. J. Cole
Principal Executive Officer and
Principal Financial Officer