Form 10-Q
period 2012-09-30
Foreclosure Solutions, Inc.
filed 2012-10-26
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of shares outstanding of the Issuer’s Common Stock as of October 26, 2012 was 7,000,000.

FORECLOSURE SOLUTIONS, INC.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

	Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from December 9, 2010 (Inception) through September 30, 2012	4

	Statement of Stockholders' Equity (Deficit) for the period from December 9, 2010 (Inception) through September 30, 2012	5

	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from December 9, 2010 (Inception) through September 30, 2012	6

	Notes to the Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	11

Item 4.	Controls and Procedures	11

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash	$163	$1,168
Prepaid expense	-	1,750

Total current assets	$163	$2,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$26,955	$20,223
Amount due to related party	50,400	20,800

Total current liabilities	77,355	41,023

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock - par value $0.0001; 190,000,000 shares authorized;
7,000,000 shares issued and outstanding	700	700
Additional paid in capital	59,800	59,800
Deficit accumulated during development stage	(137,692)	(98,605)

Total stockholders' equity (deficit)	(77,192)	(38,105)

Total liabilities and stockholders' equity (deficit)	$163	$2,918

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

					December 9, 2010
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		through
	2012	2011	2012	2011	September 30, 2012

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administration	8,875	16,331	36,271	77,006	132,788

Total operating expenses	8,875	16,331	36,271	77,006	132,788

Loss from operations	(8,875)	(16,331)	(36,271)	(77,006)	(132,788)

Other expenses:
Interest expense	(964)	(1,198)	(2,816)	(1,425)	(4,904)

Loss before taxes	(9,839)	(17,529)	(39,087)	(78,431)	(137,692)

Provision for income taxes	-	-	-	-	-

Net loss	$(9,839)	$(17,529)	$(39,087)	$(78,431)	$(137,692)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	7,000,000	7,000,000	7,000,000	6,961,104

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance, December 9, 2010 (Inception)	-	$-	$-	$-	$-

Shares issued for services	5,000,000	500	-	-	500
Shares issued for cash	1,020,000	102	30,498	-	30,600
Net loss	-	-	-	(8,425)	(8,425)

Balance, December 31, 2010	6,020,000	602	30,498	(8,425)	22,675

Shares issued for cash	980,000	98	29,302	-	29,400
Net loss	-	-	-	(90,180)	(90,180)

Balance, December 31, 2011	7,000,000	700	59,800	(98,605)	(38,105)

Net loss	-	-	-	(39,087)	(39,087)

Balance, September 30, 2012	7,000,000	$700	$59,800	$(137,692)	$(77,192)

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

			December 9, 2010
	Nine Months Ended		(Inception)
	September 30,		through
	2012	2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,087)	$(78,431)	$(137,692)
Adjustments to reconcile net loss to net cash flows used
in operating activities:
Issuance of common stock for services	-	-	500
Change in operating assets and liabilities:
Prepaid expense	1,750	(2,625)	-
Accounts payable	6,732	29,903	26,955
Accrued liabilities	-	(7,925)	-

Net cash flows used in operating activities	(30,605)	(59,078)	(110,237)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	29,600	15,000	50,500
Proceeds from sale of common stock	-	29,400	60,000
Payment of amount due to related party	-	(100)	(100)

Net cash flows provided by financing activities	29,600	44,300	110,400

Net increase (decrease) in cash	(1,005)	(14,778)	163
Cash, beginning of period	1,168	30,700	-
Cash, end of period	$163	$15,922	$163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$1,559	$-	$1,995

The accompanying notes are an integral part of these financial statements.

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTINGPRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of Foreclosure Solutions, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10K, filed with the Securities Exchange Commission on April 10, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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

FORECLOSURE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE C -- RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2012, H. J. Cole, sole officer and director, advanced the Company $12,300 and $29,600, respectively.  These advancesare non-interest bearing and due upon demand as funds become available. During the three and nine months ended September 30, 2011, the Company paid, Mr. Cole $0 and $10,000, respectively,  to reimburse him for services rendered, for the cost of licensing fees that he previously incurred for the Company, and to pay for additional training relative to the foreclosure real estate market.  These costs were recorded as general and administrative expense in the accompanying financial statements.  During 2011, Mr. Cole advanced the Company $20,800 and refunded the Company $5,000 for payments made during the first quarter of 2011.  The $20,800 advance is non-interest bearing and due upon demand as funds become available.

NOTE D-- INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses incurred during the nine months ended September 30, 2012 as well as additional losses expected for the remainder of 2012 as well as from net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

We will generate revenue by selling our realtor services to prospective homebuyers interested in foreclosed residential properties.  In some instances, these services will be provided by realtors employed or retained by our Company.  In other instances, we will refer these services to outside realtors.  We will collect a fixed portion of the realtor commissions.  In order to promote our realtor services, we will provide prospective homebuyers with comprehensive and easy-to-use information on foreclosed residential properties over the Internet on our website.  Potential homebuyers can search our web-based database free of charge, but are required to register in order to save favorite listings and searches and to receive free e-mail updates when new properties become available that match their previous search criteria. Each registered user of our website will receive follow-up e-mails offering the user the ability to schedule an appointment with one of our realtors to view properties the user has seen on our website and to alert the user to new properties that match the user’s previous search criteria.  We own rights to our domain name, www.foreclosurecat.com.

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

Results for the three month periods ended September 30, 2012 and 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced periods.

General and Administration

Our general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the three month period ended September 30, 2012 were $8,875 compared to $16,331 for the three month period ended September 30, 2011.  The $7,456 decrease was largely related to legal and accounting expense associated with the filing of our Form S-1 filed in 2011, partially offset by refunded costs associated with our website produced in 2011.

Results for the nine month periods ended September 30, 2012 and 2011

Revenues and Cost of Revenues

We had no revenue or cost of revenues during the above referenced periods.

General and Administration

Our general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the nine month period ended September 30, 2012 were $36,271 compared to $77,006 for the nine month period ended September 30, 2011.  The $40,735 decrease was largely related to consulting, legal, and accounting expense associated with the filing of our Form S-1 filed in 2011 and costs associated our website produced in 2011.

Liquidity and Capital Resources

As of September 30, 2012, our cash balance was $163, our outstanding debt totaled $77,355 (of which $50,400 represents advances made to the Company by Mr. Cole), and our working capital deficit was $77,192.

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

Evaluation of Disclosure Controls and Procedures

Mr. Cole evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, he concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. During the most recently completed three-month period ended September 30, 2012, there has been no significant change in the Company's internal control over financial reporting that has affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Changes in Internal Controls

During the three months ended September 30, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Foreclosure Solutions is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the three and nine months ended September 30, 2012.

Item 3.  Defaults upon Senior Securities and Use of Proceeds.

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

DATE:   October 26, 2012

FORECLOSURE SOLUTIONS, INC.

By: /s/ H.J. Cole
H. J. Cole
Principal Executive Officer and
Principal Financial Officer