Form 10-K
period 2012-12-31
CannaVEST Corp.
filed 2013-04-16
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

Commission File Number: 333-173215

CannaVEST Corp. (Exact name of registrant as specified in its charter)

TEXAS	32-0326395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2688 South Rainbow Avenue, Suite B, Las Vegas, NV 89146
(Address number of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 866-290-2157
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2012, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $4,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 12, 2013, the issuer had 8,900,000 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None.

CANNAVEST CORP.

FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects”, “plans”, “may,”, “anticipates”, “believes”, “should”, “intends”, “estimates”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the share exchange our ability to raise additional capital to finance our activities; the effectiveness, profitability and; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

As used in this Annual Report on Form 10-K, unless otherwise stated, all references to the “Company”, “we,” “our” and “us” refer to CannaVEST Corp. We were incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. To date, we have had no revenues and our sole assets consist of cash, accounts receivable, the assets purchased on January 29, 2013 from PhytoSPHERE Systems, LLC, and the capital stock in KannaLife Sciences, Inc. purchased by the Company on March 4, 2013 and April 4, 2013, each as more fully set forth herein. We have incurred losses since inception. To date, our operations have consisted of selling $1,275,000 of raw Cannabidoil product to third parties, such raw product obtained by us through inventory acquired from PhytoSPHERE Systems, LLC and contracts with various suppliers in Europe.

We were incorporated with the intention to commence operations in the business of selling realtor services to prospective homebuyers interested in foreclosed residential properties. We were not able to secure financing for this business plan and have consequently experienced a change of control and a change of business focus. On November 16, 2012, Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC and Bamburgh Holdings, LLC (the “Buyers”), acquired a total of 6,979,900 shares of our common stock in a series of private transactions. Upon consummation of the transactions, the Buyers collectively acquired 99.7% of our total issued and outstanding shares of common stock.

We maintain our business offices at 2688 South Rainbow Avenue, Suite B, Las Vegas, Nevada 89146, and our telephone number is (866) 290-2157.

We are in the business of developing, producing, marketing and selling end consumer products to the nutriceutical industry containing the hemp plant extract, Cannabidoil (“CBD”), and reselling to third parties raw product acquired by us pursuant to our supply relationships in Europe. We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. CBD is derived from hemp stalk and seed. This legal substance can be used with foods and nutritional supplements for consumer health and wellness benefits as well as in the pharmaceutical industry. We anticipate launching our first product to large commercial buyers in the second quarter of 2013, and having products on the market available to consumers shortly thereafter. Our line of products is expected to grow throughout the year – by year end 2013 we anticipate a full line of CBD and hemp-related consumer products.

Our suppliers’ have highly-efficient growth, packaging and extraction methods and provide a compact, safe, pollutant-free facility which allows the suppliers to:

•	Greatly increase plant production through yields that we believe will significantly exceed traditional methods;
•	Completely control the cultivation environment resulting in superior plant growth, uniform strain purity, quality crop production, and year-round production potential;
•	Reduce per-unit costs compared to traditional methods by eliminating the use of pesticides, fungicides and herbicides;
•	Produce pharmaceutical grade extracts;
•	Establish antibacterial environments and packaging systems; and
•	Control post production processing with proprietary standardization methods.

Our suppliers’ four core methods of production consist of:

•	A module that places rows of plants perpendicular to an interior light source, which helps accelerate the growth rate and efficiency of the particular plant that is being cultivated.
•	Computer-operated sprayers which ensure even distribution of nutrient feeding solutions to the crops resulting in an abundance of plants with strong, compact and multi-directional growth. This state-of-the-art technology is fully contained, meaning crops can be grown year-round in any location using precise combinations of light, water and nutrients to maximize production.
•	An antibacterial product clipping, curing and packaging system, allowing for a truly pharmaceutical grade method of cultivation.
•	An extraction and production process for cannabinoid based compounds derived from the cannabis plant, which uses standardized processes and technology to create the world's leading pharmaceutical grade extracts.

Hemp – an Overview

Hemp is an industrial plant related to marijuana. Fiber from the plant has long been used to make paper, clothing, rope and other products. Its oil is found in body-care products such as lotion, soap and cosmetics and in a host of foods, including energy bars, waffles, milk-free cheese, veggie burgers and bread.

Presently, the U.S. annual market for imported hemp products is estimated at $450 million. This includes clothing and textiles, hemp-based foods, nutritional supplements and body care products (source: www.drugwarfacts.com). The world-leading producer of hemp is China, with smaller production in Europe, Chile and North Korea. Over thirty countries produce industrial hemp, including Australia, Austria, Canada, Chile, China, Denmark, Egypt, Finland, France, Germany, Great Britain, Hungary, India, Italy, Japan, Korea, Netherlands, New Zealand, Poland, Portugal, Romania, Russia, Slovenia, Spain, Sweden, Switzerland, Thailand, Turkey and Ukraine.

The hemp plant was one of mankind’s first cultivated plants and there is a significant history behind this historical plant. With the help of the simple hemp plant, we believe our society could eliminate smog and pollution from transportation while creating a clean, safe energy source that could replace nuclear power, while removing toxins from and adding back nutrients to our present depleted soils around the world.

Hemp may be the fastest growing biomass, producing upwards to 25 tons of dry matter per hectare (1 hectare equals 2.47 acres) per year. By comparison, a typical yield in large, modern scale agriculture yields 2.5 – 3.5 tons per acre. Approximately 1 ton of bast fiber and 2 – 3 tons of core material can be decorticated from 3 – 4 tons of good quality, dry retted hemp straw.

Numerous uses exist, including hemp plant extracts that are used as a medicine, nutritional supplements and food sources. Cannabidiol, or CBD as it is known, has shown significant benefit with numerous medical conditions, including pain reduction, diabetes, treatment of inflammatory conditions (rheumatoid arthritis), as an anti-oxidant, neuro-degenerative conditions and research continues to show benefit for cancer patients. Beyond this, applications into textiles, building materials, bio-fuels, paper, bio-plastics, livestock feed/bedding as well as personal care products are readily available.

Hemp is a cousin to marijuana as both are classified under the same biological category of Cannabis L Sativa. The basic difference between the two is that marijuana has significant amounts of tetrahydrocannabinoil (THC) (5–20%), a psychoactive ingredient; whereas hemp has virtually no THC (less than 0.3%). This 0.3% THC in hemp is not high enough to provide the colloquial “high” to support recreational usage. Typical marijuana ranges from 5–20% THC for psychoactive usage. Canada, China and the United Kingdom are examples of major industrialized countries that have grown hemp responsibly and thrived from their endeavors.

Acquisition of Assets – PhytoSPHERE Systems, LLC

On December 31, 2012, we entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with PhytoSPHERE Systems, LLC, a Delaware limited liability company (“PhytoSPHERE”), whereby on January 29, 2013 we acquired certain assets of PhytoSPHERE in exchange for an aggregate payment of $35,000,000, payable in five (5) installments of either cash or shares of our common stock, as determined in our sole discretion. Pursuant to the Purchase Agreement, we acquired from PhytoSPHERE tangible equipment, inventory including 460 kg of CBD, cash on hand of $50,774.55, all URLs and domain names of PhytoSPHERE, all landline telephone numbers and postal addresses affiliated with PhytoSPHERE, an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products including CBD, all web domains of PhytoSPHERE, existing bank accounts with a total balance of $50,774.55, vendor lists, permits, licenses and other approvals, and all rights and obligations under existing and pending supply contracts.

Under current federal regulations, hemp may not be grown in the United States but it may legally be imported pursuant to federal and state regulation. Our acquisition of PhytoSPHERE’s supply chain contracts allow us to secure raw hemp product, including CBD, from our European vendors’ self-contained hemp cultivation and hemp oil processing facilities. Pursuant to the Purchase Agreement, we acquired from PhytoSPHERE all of its rights, and assumed all of its liabilities, under contracts to secure raw hemp products from production and processing facilities in Europe, which allows us to secure raw product for the development and production of our products. We also secured the exclusive license to the name “PhytoSPHERE” and “PhytoSPHERE Systems” for use in the development and commercialization of hemp-based products.

The Purchase Agreement requires payment as follows: (a) $4,500,000 on or before January 31, 2013; (b) $6,000,000 on or before March 30, 2013; (c) $8,000,000 on or before June 30, 2013; (d) $10,000,000 on or before September 30, 2013; and (e) $6,500,000 on or before December 31, 2013. For any installments paid by the issuance of shares of our common stock, the number of shares of common stock issuable by the Company is determined by reference the closing price of our common stock on the day prior to issuance. The price is subject to a “collar”, whereby in no event will the shares issuable pursuant to the Purchase Agreement be priced at more than $6.00 per share, and in no event will the shares be priced at less than $4.50 per share.

On January 29, 2013, we closed the transactions and acquired the assets contemplated by the Purchase Agreement, and issued to PhytoSPHERE 900,000 shares of our common stock in satisfaction of our first payment obligation due under the Purchase Agreement. The shares were calculated based on a price per share of our common stock of $5.00 pursuant to the terms of the Purchase Agreement. On April 1, 2013, we issued to PhytoSPHERE 1,000,000 shares of our common stock in satisfaction of our second payment obligation due under the Purchase Agreement, calculated based on a price per share of our common stock of $6.00 pursuant to the terms of the Purchase Agreement. The shares issued to PhytoSPHERE collectively represent 21% of the issued and outstanding shares of our common stock as of April 12, 2013.

The foregoing summary description of the terms of the Purchase Agreement may not contain all information that is of interest to the reader. For further information regarding the terms of the Purchase Agreement, this reference is made to such agreement, which is filed hereto as Exhibit 10.3, and is incorporated herein by this reference.

With the purchase of the PhytoSPHERE assets, we expect to be able to develop broadly applicable raw ingredients, incorporate these raw ingredients in our own product lines and sell raw ingredients to third parties. Through our supply relationships, we expect to cultivate thousands of acres of industrial hemp in special microclimates located abroad. As demand for specialty hemp oil products continues to grow, we will develop a broader supply chain beyond those acquired from PhytoSPHERE, and if the domestic regulations allow, we will commence production in the United States. With our suppliers, we will manage the entire growth and manufacturing operation starting from the initial planting of specialty cultivars through the monitoring of the growth cycle to harvesting the crops and producing the end products. In these unique foreign environments, our suppliers raise hemp cultivars with high levels of CBD which are then processed into raw hemp oil.

Purchase of Stock in KannaLife Sciences, Inc.

On March 4, 2013 and April 11, 2013, we acquired Series A Preferred Stock, Common Stock and Warrants to purchase Series A Preferred Stock and Common Stock in KannaLife Sciences, Inc., a Delaware corporation (“KannaLife”). Pursuant to the Stock and Warrant Purchase Agreement dated March 4, 2013 (the “Agreement”), the Company made its initial investment of $250,000 (paid in cash) and its second investment of $250,000 (paid in cash) on April 11, 2013. On April 11, 2013, the Company also exercised a portion of its Common Stock Warrant. The Agreement contemplates two additional closings of $250,000 in cash in the discretion of the Company on or before July 1, 2013 and October 1, 2013, respectively.

As of April 12, 2013 (through the second closing), the Company has been issued and owns (a) 11,960,000 shares of KannaLife’s Common Stock, which constitutes 16.65% of the fully-diluted Common Stock of KannaLife, and (b) 2,039,626 shares of KannaLife’s Series A Preferred Stock, which constitutes 16.65% of the authorized, issued and outstanding Preferred Stock of KannaLife. If the Company exercises its right to fund the third and fourth closings, it will then own and hold 33.3% of both the Common Stock and the Preferred Stock of KannaLife.

KannaLife Sciences, Inc. is a socially responsible, phyto-medical company specializing in the research and development of pharmacological products derived from plants. KannaLife was assigned a U.S. patent (6,630,507) including, among other claims, claims directed to a method of treating diseases caused by oxidative stress by administering a therapeutically effective amount of a non-psychoactive cannabinoid that has substantially no binding to the NMDA receptor. KannaLife has an exclusive license agreement with National Institutes of Health – Office of Technology Transfer through which KannaLife intends to pursue the commercial development of a new drug compound for the treatment of Hepatic Encephalopathy.

The foregoing summary description of the terms of the Agreement may not contain all information that is of interest to the reader. For further information regarding the terms of the Agreement, this reference is made to such agreement, which is filed hereto as Exhibit 10.4, and is incorporated herein by this reference.

By purchasing an interest in and developing our partnership with KannaLife, management believes the Company will be on the leading edge of the development of medicinal products in our industry. In addition to KannaLife’s exclusive license for the commercialization of a new drug compound for the treatment of Hepatic Encephalopathy, it has developed and owns superior packaging methods and has developed a product line utilizing cannabinoids. We intend to be the exclusive supplier to Kannalife for its requirements of raw hemp product, including CBD.

Market, Customers and Distribution Methods

The market, customers and distribution methods are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today only has a few outlets in mainstream commercial and retail stores. However, we believe that as awareness grows for the “green,” environmentally-friendly products derived from hemp\cannabis, the industry will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp\cannabis.

To understand the market and consumers as well as distribution methods, we have studied all the uses of hemp\cannabis and its legal structure in the U.S. and abroad, including in the European Union, Africa and Latin America. There are more than 50,000 known uses for hemp\cannabis based products, most of which were used in the past and were replaced by cotton, petroleum\oil, concrete, corn and soybeans. We believe the market potentially represents trillions of dollars in worldwide product sales. We will focus on the products management feels will have the greatest positive environmental impact, profitability and ease to market. These tend to be new, innovative products as well as the replacement of raw base materials for products that exist today, such as plastics, fuel, textiles, foods and medical delivery devices.

Our target customers are first and foremost end consumers via Internet sales, direct-to-consumer health and wellness stores, collectives, cooperatives, affiliate sales and master distributors. Secondarily, we are targeting manufactures of products that can readily replace their raw base materials for our base materials, making the products more environmentally friendly and sustainable. Next, we will target retail stores with major distribution companies who have preexisting relationships with major retail chain stores. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

Competition

There are many developers of hemp-based consumer products, many of which are under-capitalized which we consider to be viable acquisition targets. We are currently in early-stage negotiations to purchase existing product lines, sources of CBD and other assets from competing companies. There are also large, well-funded companies that currently do not offer hemp-based products but may do so in the future.

Intellectual Property

We are preparing to file trademark protection on our brands, logos and marks, and to file for patent protection on certain products and methods important to our business, which we expect to occur during the second quarter of 2013. In connection with our purchase of assets from PhytoSPHERE, we acquired all URLs and domain names of PhytoSPHERE and an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products including CBD.

Research and Development

We did not incur any research and development expenses during the period from December 9, 2010, (inception) to our most recent fiscal year ended December 31, 2012. We anticipate that we will spend $2 million to $3 million dollars on research and development during the next 12 months.

Government Regulation

Hemp is not legal to grow in the U.S. under federal law due to its relation to marijuana, although it may be imported and sold in the U.S. Importation is subject to a “zero tolerance” policy as a controlled substance under the U.S. Controlled Substances Act. In certain states, the growth and cultivation of hemp is legal (California, Hawaii, Kentucky, Maine, Maryland, Montano, North Dakota, Oregon, Vermont and West Virginia), although states are resistant to allow the cultivation of hemp due to resistance from the U.S. Department of Drug Enforcement Agency (DEA) and prohibitions of federal law.

Upon the production and sale of hemp-based products to consumers, our products will be required to comply with various regulations, including Federal Food and Drug Administration approvals.

Employees

As of April 12, 2013, we have five employees. Michael Mona, Jr., our Chief Executive Officer and member of our board of directors, spends about 50 hours per week on our operations. We are currently in discussions with qualified individuals to engage them for our research, development, business plan implementation and potential acquisitions of currently operating businesses.

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

We presently do not own any property. Pursuant to a commercial lease dated April 1, 2013, e lease office space of approximately 2,000 square feet located at 2688 South Rainbow Avenue, Suite B, Las Vegas, NV 89146, and our telephone number is (866) 290-2157.

Our landlord in the lease of our property is Wilson Building, LLC, and Edward A. Wilson, a member of our board of directors, is a principal of the landlord. Under the terms of our lease, we pay rent of $1,500 per month and the lease term is on a month-to-month basis. The landlord has the right upon three (3) days advance notice to terminate our lease for failure to timely pay rent due.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “CANV”. Trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling or obtaining market quotations. Our shares are classified as penny stocks and are covered by Section 15(g) of the Exchange Act, which imposes additional sales practice requirements on brokers-dealers who sell our securities in an offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from the stockholder prior to making a sale on any such stockholder’s behalf.

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the following periods.  These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	Fiscal Year Ended December 31, 2012
	High	Low
First quarter	$2.00	$2.00
Second quarter	$2.00	$2.00
Third quarter	$2.00	$2.00
Fourth quarter	$5.00	$2.00

	Fiscal Year Ended December 31, 2011
	High	Low
First quarter	$0.03	$0.03
Second quarter	$0.03	$0.03
Third quarter	$0.03	$0.03
Fourth quarter	$2.00	$0.03

No cash dividends have been paid on our common stock for the 2012 and 2011 fiscal years and no change of this policy is under consideration by our Board.

The payment of cash dividends in the future will be determined by our Board in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. There were 8 shareholders of record of our common stock on April 10, 2013.

We did not repurchase any of our shares of common stock during the fourth quarter of the fiscal year covered by this report.

As of December 31, 2011 and December 31, 2012, the Company did not have any equity securities authorized for issuance pursuant to any equity compensation plan.

Recent Sales of Unregistered Securities

As set forth in Item 1 “Business; Overview” above, on January 29, 2013 and April 1, 2013, we issued an aggregate of 1,900,000 shares of restricted common stock to PhytoSPHERE Systems, LLC pursuant to the terms of the Purchase Agreement in satisfaction of our first and second payment obligations due under the Purchase Agreement. The shares represent 21% of the issued and outstanding share of our common stock as of April 12, 2013, and were calculated based on a price per share of our common stock of $5.00 (900,000 shares) and $6.00 (1,000,000 shares) pursuant to the terms of the Purchase Agreement for an aggregate total value of $10,500,000.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of common stock were issued (each such person, an “Investor”) confirmed to the Company that it is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended December 31, 2011 and December 31, 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors appearing earlier in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Our focus is to produce, market and distribute hemp-based consumer products as well as supply raw hemp products including CBD to third parties in the industry. We cannot assure you that market conditions or our financial resources will be sufficient to undertake these and other steps that we anticipate will be necessary. The development of products in this highly regulated industry carries significant risks and uncertainties that are beyond our control. As a result, we cannot assure that we will successfully market and sell our planned products or, if we are able to do so, that we can achieve sales volume levels that will allow us to cover our fixed costs.

We expect that we will need to raise approximately $5 million in the next 12 months to fund our business. Given the small size of our company and the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. Although we have secured a line of credit from Roen Ventures, LLC in the maximum amount of $2,000,000 as reported in our Current Report on Form 8-K filed on March 7, 2013, we do not have any firm commitments for all of our capital needs, and there are no assurances it will be available to us. If we are unable to access capital as necessary, our ability to generate revenues and to continue as a going concern will be in jeopardy.

Going Concern

The report of our independent registered public accounting firm on our financial statements for the periods ended December 31, 2011 and December 31, 2012, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net loss and cash used in operations. Those factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to exit development state, generate revenues or report profitable operations or to continue as a going concern, in which investors would lose their entire investment in our company.

Critical Accounting Policies and Estimates

The preparation of these financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis management evaluates its critical accounting policies and estimates.

A “critical accounting policy” is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management’s most difficult, subjective, or complex judgments, and often requires management to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104— Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates for the periods reported include certain assumptions used in deriving the fair value of share-based compensation recognized, the useful life of tangible assets and the future value of our website development costs. Assumptions and estimates used in these areas are material to our reported financial condition and results of our operations. Actual results will differ from those estimates.

Long-Lived Assets

In accordance with Accounting Standards Codification (ASC) Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator.

Results of Operations

Year ended December 31, 2012

We had no revenue or cost of revenues during 2012.

Our general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the year ended December 31, 2012 were $43,018 compared to $88,092 for the year ended December 31, 2011. The $45,074 decrease was largely related to consulting, legal and accounting expense associated with the filing of our Form S-1 filed in 2011 and costs associated with our website produced in 2011.

Liquidity and Capital Resources

As of December 31, 2012, our cash balance was $431, our outstanding debt totaled $500 and our working capital deficit was $69.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2012 and 2011, begins on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, which is comprised of one person holding the offices of Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) o the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2012. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of December 31, 2012.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications related to the Company’s unique industry accounting and disclosure rules.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention and overriding of controls and procedures. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. At the closing of the purchase transactions described under Item 1A “Business - Overview”, on November 16, 2012, Mr. H.G. Cole, our then sole officer and director, resigned his positions as President, Secretary and Treasurer of the Company, and retained his position as our sole member of the Board of Directors. Concurrently with Mr. Cole’s resignation, Mr. Michael Mona, Jr. was appointed our sole officer to serve until our next annual meeting of shareholders or his earlier resignation, removal or death. On January 28, 2013, Mr. Cole submitted a resignation letter pursuant to which he resigned from his position as the Company’s sole member of the Board of Directors and named Michael Mona, Jr. as his successor board member pursuant to Section 3.04 of the Company’s Bylaws. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position	Director since the below date (1)
H.J. Cole	66	President, Chief Executive Officer, Chief Financial Officer, Secretary, Director	December 9, 2010(2)
Michael Mona, Jr.	58	Director; President, Secretary and Treasurer	January 28, 2013(3)
Bart P. Mackay	56	Director	March 14, 2013
Theodore R. Sobieski	66	Director	March 14, 2013
Edward A. Wilson	66	Director	March 14, 2013

(1)	Each director serves until the next annual meeting of stockholders.
(2)	Resigned as President, Chief Executive Officer, Chief Financial Officer and Secretary on November 16, 2012. Resigned as director on January 28, 2013.
(3)	Elected as President, Secretary and Treasurer on November 16, 2012.

H.J. Cole Mr. Cole served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director since our inception December 9, 2010 until his retirement. Mr. Cole is a licensed realtor and holds a Texas Real Estate Broker’s License. Since 1997, he has worked in all aspects of the real estate industry as an agent, mortgage broker and in his current capacity as a real estate broker, and has an extensive network of contacts with individual and organizations within the real estate industry. From March 2006 to November 2010, Mr. Cole provided mortgage broker services under the name Select Mortgage Group and real estate broker services under the name Select Realtor Group. Mr. Cole no longer provides mortgage broker services and intends to only provide real estate broker services under our name. Mr. Cole resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on November 16, 2012. Mr. Cole resigned as a member of the Board on January 28, 2013.

Michael Mona, Jr. Mr. Mona possesses over 25 years of experience in the field of construction, investments and project development, holding various senior positions in these fields since 1987.  Since 1994, Mr. Mona has served as the President of M&M Development, Inc. and in such role has overseen the construction and operation of various apartment projects, hotels and recreational vehicle parks throughout Las Vegas, Nevada. As our President, Mr. Mona is specially qualified to serve on the Board because of his detailed knowledge of our operations and market.

Edward A. Wilson Mr. Wilson is a Director and President of Wilson & Company, a professional certified public accounting firm in Las Vegas, Nevada. Mr. Wilson is a member of the American Institute of Certified Public Accountants and the Nevada Society of CPAs, and is a President’s Associate for the University of Nevada, Reno. Mr. Wilson began his accounting career with Price Waterhouse in San Francisco, California. Mr. Wilson’s extensive accounting background makes him a valuable addition to the Board.

Theodore R. Sobieski Mr. Sobieski recently retired from Morgan Stanley after more than 25 years with the firm. His title was Senior Vice President-Wealth Management, Financial Planning Specialist, Financial Advisor. Mr. Sobieski’s extensive business background makes him a valuable addition to the Board.

Bart P. Mackay, Mr. Mackay is an attorney licensed since 1984 with emphasis in corporate finance, technology and entrepreneurial legal matters. Mr. Mackay has extensive experience in establishing and developing new enterprises both from management and operational aspects, including the formation and growth of several of his own ventures. Mr. Mackay’s extensive business background makes him a valuable addition to the Board.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Board of Directors Meetings and Attendance

The Board has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board and committee meetings.

Committees of the Board of Directors

We do not have any committees of the Board, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any other committee performing a similar function. The functions of those committees are being undertaken by board of directors as a whole.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our early stage of operations, we do not anticipate that any of our stockholders will make such a recommendation until at such time as we have begun to implement our business model and are generating revenues, if then. Even then, we do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our company and current lack of directors and officers’ insurance coverage.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2012 with the exception of the late filing of one Form 3 by Mercia Holdings LLC, Mai Dun Limited LLC and Bart Mackay and the late filing of one Form 3 by Michael Mona, Jr.

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee and Charter

We do not currently have an audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is attached as Exhibit 14.1 to this Annual Report on Form 10-K.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Compensation of Directors

Our directors did not receive any compensation for their service as directors from our inception to the date of this report. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board or by any compensation committee that may be established.

Conflicts of Interest

Our director and officer are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
H.J. Cole	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010 (1)	$500(2)	-0-	-0-	-0-	-0-	-0-	-0-	$500

(1)	For the period from December 9, 2010 (inception) through December 31, 2011.
(2)	On December 9, 2010, we issued 5,000,000 shares of common stock to H.J. Cole, our former sole director and former sole officer, in consideration of services valued at $500.

Compensation arrangement with Mr. Mona

Mr. Mona has not been compensated to date. The Company anticipates entering into an Employment Agreement to establish a monthly salary with Mr. Mona once the Company has successfully received funding.

Option Grants

As of the date of this report we had not granted any options or stock appreciation rights to our named executive officers or directors and no equity compensation plans have been approved by our security holders.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth, as of April 12, 2013, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 2688 South Rainbow Avenue, Suite B, Las Vegas, NV 89146.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
Bamburgh Holdings LLC, (3)	628,191	7.1%
General Hemp, LLC, (4)	628,191	7.1%
Mercia Holdings, LLC (5)	2,861,759	32.2%
Mai Dun Limited, LLC (5)	2,861,759	32.2%
Medical Marijuana, Inc. (6)	720,000	8.1%
Edward A. Wilson	0	0.0%
PhytoSPHERE Systems, LLC (7)	1,000,000	11.2%
Theodore R. Sobieski	0	0.0%
Michael Mona, Jr.	0	0.0%
Bart Mackay (5)	5,723,518	64.3%
All executive officers and directors as a group (four persons)	5,723,518	64.3%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 8,900,000 shares of our common stock outstanding on April 12, 2013, and are calculated as required by rules promulgated by the Commission.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.
(3)

The address of Bamburgh Holdings LLC is 9030 West Sahara Avenue, #128, Las Vegas, Nevada 89117. Nicholas Filardo, the sole member of Bamburgh Holdings LLC, is deemed to have shared voting and investment power over the shares of our common stock owned by Bamburgh Holdings LLC.

(4)

The address of General Hemp, LLC is 2015 Tuttle Avenue, Suite A, Sarasota, Florida 34239. Stuart Titus, the sole member of General Hemp LLC, is deemed to have shared voting and investment power over the shares of our common stock owned by Bamburgh Holdings LLC.

(5)

Bart Mackay is the sole member of each of Mercia Holdings, LLC and Mai Dun Limited, LLC. The address of each of Mai Dun Limited, LLC and Mercia Holdings, LLC is S. Rancho Drive, Suite A-7, Las Vegas, Nevada 89106. Bart Mackay, the sole member of Mai Dun Limited, LLC and Mercia Holdings, LLC is deemed to have shared voting and investment power over the shares of our common stock owned by each of Mai Dun Limited, LLC and Mercia Holdings, LLC.

(6)

The address of Medical Marijuana, Inc. is 2665 Ariane Drive, Suite 207, San Diego, California 92117. PhytoSPHERE Systems, LLC received 900,000 shares of our common stock on January 29, 2013, and distributed the shares pro rata to its sole owners, Medical Marijuana, Inc. (80%) and Hemp Deposit and Distribution Corporation (20%).

(7)	The address of PhytoSPHERE Systems, LLC is 2665 Ariane Drive, Suite 207, San Diego, California 92117.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2011 and December 31, 2012, the Company did not have any equity securities authorized for issuance pursuant to any equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affects the Company or has affected the Company.

On December 9, 2010, we issued 5,000,000 shares of restricted common stock to H.J. Cole, our sole then officer and director, in consideration of services valued at $500, which services included researching names for our company, founding and organizing our company, and securing the rights to the domain name for our website. The shares issued to Mr. Cole represented 71.4% of our issued and outstanding shares as of December 31, 2011. In 2010, Mr. Cole advanced us $10,000 which was repaid during the first quarter 2011. Also during the first quarter of 2011, the Company paid H. J. Cole, sole officer and director, $10,000 to reimburse him for services rendered, the cost of licensing fees that he previously incurred for the Company, and to pay for additional training relative to the foreclosure real estate market. These costs were recorded as general and administrative expense in the accompanying financial statements. During 2011, Mr. Cole advanced the Company $20,800 and refunded the Company $5,000 for payments made during the first quarter of 2011. All of the Company’s debt to Mr. Cole was retired in connection with the change in control transaction on November 16, 2012.

On November 16, 2012, Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC and Bamburgh Holdings, LLC (the “Buyers”), acquired a total of 5,000,000 shares of common stock of the Company (formerly known as Foreclosure Solutions, Inc.) from H.J. Cole, the Company’s former sole director and former sole officer (“Cole”), pursuant to the Stock Purchase Agreement by and among the Buyers, Cole and the Company (the “Cole Purchase Transaction”). Concurrently with the Cole Purchase Transaction, the Buyers acquired a total of 1,979,900 shares of common stock of the Company from other shareholders of the Company in a series of private transactions (the “Non-Affiliate Purchase Transactions”). The Buyers purchased all of the 6,979,900 shares in the Cole Purchase Transaction and the Non-Affiliate Purchase Transactions for an aggregate purchase price of $375,000. Upon consummation of the transactions described above, the Buyers collectively acquired 99.7% of the total issued and outstanding shares of common stock of the Company. The funds used for these share purchases were cash loaned to each of the Buyers from Mr. Stuart Titus pursuant to the terms of individual promissory notes entered into by Mr. Titus and the sole member of each of the Buyers. As disclosed above, Bart Mackay, a member of the Board, is the sole member of each of Mai Dun Limited, LLC and Mercia Holdings, LLC. As of April 12, 2012, Mai Dun Limited, LLC and Mercia Holdings, LLC together own 74% of our issued and outstanding capital stock.

Edward A. Wilson, a member of our board of directors, is the lessor under the lease for our office space located at 2688 South Rainbow Avenue, Suite B, Las Vegas, NV 89146.

The foregoing description of the terms of the Cole Purchase Transaction is qualified in its entirety by reference to the provisions of the Stock Purchase Agreement filed as Exhibit 10.1 hereto. The foregoing description of the terms of the Non-Affiliate Purchase Transactions is qualified in its entirety by reference to the provisions of the Stock Purchase Agreement (Non-Affiliate) filed as Exhibit 10.2 hereto, and is representative of each agreement for each of the Non-Affiliate Purchase Transactions

Since our inception on December 9, 2010, we have had no other promoters other than Mr. Cole.

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

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. However, the board of directors has determined that two members of our board of directors, Mr. Sobieski and Mr. Wilson, are independent under the New York Stock Exchange Listing Manual. We are actively seeking, and intend to appoint a third independent director as soon as we find a qualified candidate.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Turner, Stone & Company, L.L.P., our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2012	2011
Audit Fees(1)	$16,230	$30,085
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0

(1) Audit fees includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2) Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3) Tax fees consist of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4) All other fees consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2011 and 2012 were pre-approved by the entire Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the Exhibit Index which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CANNAVEST CORP. (Registrant)

By /s/ Michael Mona, Jr. Michael Mona, Jr. President, Treasurer and Secretary Dated April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mona, Jr. Michael Mona, Jr.	President, Treasurer, Secretary and Director	April 16, 2013

/s/ Bart P. Mackay Bart P. Mackay	Director	April 16, 2013

/s/ Theodore R. Sobieski Theodore R. Sobieski	Director	April 16, 2013

/s/ Edward A. Wilson Edward A. Wilson	Director	April 16, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1 (1)	Certificate of Formation.
3.2 (2)	Certificate of Amendment, as filed on January 29, 2013.
3.3 *	Certificate of Formation, as amended.
3.4 (1)	Bylaws of Foreclosure Solutions, Inc.
10.1 (3)	Stock Purchase Agreement, dated as of November 16, 2012, by and among Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC, Bamburgh Holdings, LLC, H.J. Cole and Foreclosure Solutions, Inc.
10.2 (3)	Stock Purchase Agreement (Non-Affiliate), dated as of November 12, 2012, by and among Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC, Bamburgh Holdings, LLC, on the one hand, and Kevin Halter, on the other hand.
10.3 (2)	Agreement for Purchase and Sale of Assets of PhytoSPHERE Systems LLC, dated December 15, 2012, by and between Foreclosure Solutions, Inc. and PhytoSPHERE Systems, LLC.
10.4 (4)	Stock and Warrant Purchase Agreement, dated March 4, 2013, by and among KannaLife Sciences, Inc., CannaVEST Corp. and Medical Marijuana, Inc.
14.1 (2)	Code of Business Conduct and Ethics.
16.1 (2)	Letter dated February 11, 2013 from Turner, Stone & Company, L.L.P. [CPA].
21.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

* Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 filed on March 31, 2011.
(2)	Incorporated by reference from an exhibit to our Amendment to Current Report on Form 8-K filed on February 13, 2013.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on November 30, 2012.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 8, 2013.
*Filed herewith.

CannaVEST Corp.

(formerly Foreclosure Solutions, Inc.)

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CannaVEST Corp.

We have audited the accompanying balance sheets of CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (a development stage company) (the Company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and for the period from December 9, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CannaVEST Corp. as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the periods referred to above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone and Company, LLP

Dallas, Texas

April 12, 2013

CANNAVEST CORP.

(FORMERLY FORECLOSURE SOLUTIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$431	$1,168
Prepaid expense	–	1,750
Total current assets	$431	$2,918
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$–	$20,223
Amount due to related party	500	20,800
Total current liabilities	500	41,023
Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001; 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock - par value $0.0001; 190,000,000 shares authorized; 7,000,000 shares issued and outstanding	700	700
Additional paid in capital	143,447	59,800
Deficit accumulated during development stage	(144,216)	(98,605)
Total stockholders' equity (deficit)	(69)	(38,105)
Total liabilities and stockholders' equity (deficit)	$431	$2,918

The accompanying notes are an integral part of these financial statements.

CANNAVEST CORP.

(FORMERLY FORECLOSURE SOLUTIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND THE PERIOD DECEMBER 9, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

			December 9, 2010
			(Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$–	$–	$–
Operating expenses:
Selling, general and administration	43,018	88,092	139,535
Total operating expenses	43,018	88,092	139,535
Loss from operations	(43,018)	(88,092)	(139,535)
Other expenses:
Interest expense	(2,593)	(2,088)	(4,681)
Loss before taxes	(45,611)	(90,180)	(144,216)
Provision for income taxes	–	–	–
Net loss	$(45,611)	$(90,180)	$(144,216)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding	7,000,000	6,970,909

The accompanying notes are an integral part of these financial statements.

CANNAVEST CORP.

(FORMERLY FORECLOSURE SOLUTIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

	Common Stock		Additional Paid In Development	Deficit Accumulated During
	Shares	Amount	Capital	Stage	Total

Balance, December 9, 2010 (Inception)	–	$–	$–	$–	$–

Shares issued for services	5,000,000	500	–	–	500
Shares issued for cash	1,020,000	102	30,498	–	30,600
Net loss	–	–	–	(8,425)	(8,425)

Balance, December 31, 2010	6,020,000	602	30,498	(8,425)	22,675

Shares issued for cash	980,000	98	29,302	–	29,400
Net loss	–	–	–	(90,180)	(90,180)

Balance, December 31, 2011	7,000,000	700	59,800	(98,605)	(38,105)

Forgiveness of stockholder advances			83,647		83,647
Net loss	–	–	–	(45,611)	(45,611)

Balance, December 31, 2012	7,000,000	$700	$143,447	$(144,216)	$(69)

The accompanying notes are an integral part of these financial statements.

CANNAVEST CORP.

(FORMERLY FORECLOSURE SOLUTIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) THROUGH DECEMBER 31, 2012

	Year Ended December 31, 2012	Year Ended December 31, 2011	December 9, 2010 (Inception) through December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,611)	$(90,180)	$(144,216)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Issuance of common stock for services	–		500
Change in operating assets and liabilities:
Prepaid expense	1,750	(1,750)	–
Accounts payable	(20,223)	20,223	–
Accrued liabilities	–	(7,925)	–
Net cash flows used in operating activities	(64,084)	(79,632)	(143,716)
CASH FLOWS FROM INVESTING ACTIVITIES	–	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	63,347	20,800	84,247
Proceeds from sale of common stock	–	29,400	60,000
Payment of amount due to related party	–	(100)	(100)
Net cash flows provided by financing activities	63,347	50,100	144,147
Net increase (decrease) in cash	(737)	(29,532)	431
Cash, beginning of period	1,168	30,700	–
Cash, end of period	$431	$1,168	$431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$2,592	$3,028	$3,028
Non-cash forgiveness of stockholder advances by former stockholder	$83,647	$–	$83,647

The accompanying notes are an integral part of these financial statements.

CannaVEST Corp.

(formerly Foreclosure Solutions, Inc.)

(A Development Stage Company)

Notes to Financial Statements

1.	ORGANIZATION AND BUSINESS

CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (the “Company”) was incorporated on December 9, 2010, in the state of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, we were not able to secure financing for this business plan and on November 16, 2012 our stockholders owning 6,979,900 of our outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction the former officer and director resigned and control of the Company changed. In addition, the Company’s business offices moved from Dallas, Texas to Las Vegas, Nevada. On January 29, 2013, the Company amended its Certificate of Formation to change its name to CannaVEST Corp. and on March 14, 2013, the Company increased the size of its board of directors and elected three independent directors.

The Company’s new business is that of developing, producing, marketing and selling end consumer products to the nutriceutical industry containing the hemp plant extract, Cannabidoil (CBD) and reselling to third parties raw product acquired by the Company pursuant to its supply relationships in Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception amounts from its development stage activities reported pursuant to Accounting Standards Codification (ASC) Topic 915-10-05, Development Stage Entities. The accompanying financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP). References to GAAP are done using the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”).

Basis of Presentation and Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which contemplates continuation of the Company as a going concern, dependent upon the Company’s ability, among other matters, to establish itself as a profitable business. At December 31, 2012, the Company had an accumulated deficit of $144,216 and for the year ended December 31, 2012 incurred a loss of $45,611.

The Company’s ability to continue its business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, the matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

CannaVEST Corp.

(formerly Foreclosure Solutions, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Use of Estimates

The Company’s financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At December 31, , the Company had no such investments and maintained deposits in one financial institution. As of January 1, 2013, the Federal Deposit Insurance Corporation (FDIC) provides insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

Revenue Recognition

The Company will recognize revenue in accordance with ASC and SEC guidance which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time.

Fair Value of Financial Instruments

In accordance with ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments and include this additional information in the notes to its financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.

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

Earnings per Share

The Company calculates earning or loss per share (EPS) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common stock shares outstanding plus all potentially dilutive common stock shares outstanding during the period. As of December 31, 2012, the Company has not had any potentially dilutive common stock shares.

CannaVEST Corp.

(formerly Foreclosure Solutions, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payment. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimate life for a fixed award with ratable vesting provisions.

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

Recent Issued and Newly Adopted Accounting Pronouncements

During the year ended December 31, 2012 and April 12, 2013, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

3.	CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of December 31, 2012 and April 12, 2013, the Company had 7,000,000 and 8,900,000 common stock shares issued and outstanding, respectively (Note 7). On December 9, 2010, the Company issued 5,000,000 shares of common stock (founders’ shares) with an estimated fair value of $500.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences determined from time to time by the board of directors (the “Board”). Accordingly, the Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the common stock holders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company issues preferred stock shares and the Company is subsequently liquidated or dissolved, the preferred stockholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common stockholders.

CannaVEST Corp.

(formerly Foreclosure Solutions, Inc.)

(A Development Stage Company)

Notes to Financial Statements

Options/Warrants

As of December 31, 2012 and April 12, 2013, there are no outstanding options or warrants for the purchase of the Company’s common stock.

4.	COMMITMENTS AND CONTINGENCIES

The Company leases its office space pursuant to a month to month lease agreement beginning April 1, 2013 and which provides for a monthly rental of $1,500. The landlord is a limited liability company of which a director of the Company has the sole membership interest.

5.	INCOME TAXES

At December 31, 2012, the Company has a net operating loss (NOL) carry forward of approximately $144,000 which is available to offset future taxable income and which expires through 2032. This loss carry forward will likely be further limited pursuant to Internal Revenue Code Section 382 due to the change in control (Note 1). Through December 31, 2012, there have been no temporary differences between reported net losses and taxable losses.

The differences between the expected income tax benefit and the actual recorded income tax benefit computed using a statutory federal rate of 35% is as follows.

			December 9, 2010
			(Inception)
	Years Ended	Years Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Income tax benefit at statutory 35% rate	$(15,964)	$(31,563)	$(50,476)
Change in valuation allowance	15,964	31,563	50,476

Income tax benefit	$–	$–	$–

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. At December 31, 2012 and 2011, the Company established valuation allowances equal to the full amount of its deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

Tax benefit from NOL carry forward	$50,476	$34,512
Less valuation allowance	(50,476)	(34,512)

Net deferred tax asset	$–	$–

The Company has not filed tax returns since its inception but, because of its operating losses, management believes the Company is not exposed to any significant risk of penalty or forfeiture of operating loss carry forwards.

CannaVEST Corp.

(formerly Foreclosure Solutions, Inc.)

(A Development Stage Company)

Notes to Financial Statements

6.	RELATED PARTY TRANSACTIONS

Stockholders

During the years ended December 31, 2012 and 2011 and the period December 9, 2010 (inception) through December 31, 2012, a former stockholder advanced the Company $62,847, $20,800 and $83,747, respectively. During the same periods, The Company repaid $0, $100 and $100, respectively. During the year ended December 31, 2012, in connection with the change in control (Note 1), the remaining $83,647 of these advances was forgiven as additional paid-in capital. The advances were due upon demand, non-interest bearing and unsecured.

During the year ended December 31, 2012, another stockholder advanced the Company $500. This advance was also due upon demand, non-interest bearing and unsecured.

7.	SUBSEQUENT EVENTS

Acquisition of PhytoSPHERE Systems, LLC (“PSS”)

On December 15, 2012, the Company entered into a Purchase and Sale of Assets Agreement (the “Agreement”) with PSS whereby upon the closing of the transaction the Company was to acquire certain assets of PSS in exchange for an aggregate payment of $35,000,000 in five installments of either cash or common stock shares, as determined in the Company’s sole discretion. The closing occurred on January 29, 2013 at which time the Company began to take delivery of the acquired assets and made its first installment payment in the amount of $4,500,000 by issuing 900,000 common stock shares with a quoted market price on that date of $5.00. On April 1, 2013, the Company made its second installment payment in the amount of $6,000,000 by issuing 1,000,000 common stock shares with a quoted market price on that date of $6.00. The remaining installments are due on or before June 30, 2013, September 30, 2013 and December 31, 2013 in the amounts of $8,000,000, $10,000,000 and $6,500,000, respectively.

Lending Arrangement with Roen Ventures, LLC (“ROV”)

On March 1, 2013, the Company entered into a lending arrangement with ROV, a Nevada limited liability company owned 50% by the Company’s President, Secretary and Treasurer who is also a director. The promissory note is for up to $2,000,000, bears interest at 5.0% and is unsecured. There are no specific repayment terms except that all unpaid principal and accrued interest is due and payable on March 1, 2015.

Investment in KannaLife Sciences, Inc. (“KLS”)

On March 4 and April 11, 2013, pursuant to a Stock and Warrant Purchase Agreement (the “Agreement”), the Company acquired a total of 2,039,626 shares of Series A Preferred Stock, 11,960,000 shares of Common Stock and Warrants to purchase the same shares in KLS, a Delaware corporation and phyto-medical company specializing in the research and development of pharmacological products derived from plants. These share holdings constitute a 16.65% share of the Series A Preferred Stock and the Common Stock as of April 12, 2013. The shares were acquired through two payments of $250,000 each and included the exercise of a portion of its Common Stock Warrant. The Agreement also contemplates two additional closings of $250,000 on or before July 1, 2013 and October 1, 2013. If the Company exercises its right to these additional closings it will then own and hold 33.3% of the Series A Preferred Stock and the Common Stock.

