Form 10-Q
period 2013-03-31
CannaVEST Corp.
filed 2013-05-20
CIK 1510964

`

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number

333-173215

CannaVEST Corp.

(Exact name of registrant as specified in its charter)

TEXAS	32-0326395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2688 South Rainbow Avenue, Suite B

Las Vegas, Nevada 89146

(Address of principal executive offices)

866-290-2157

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2013, the issuer had 8,900,000 shares of issued and outstanding common stock, par value $.0001.

1

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

CANNAVEST CORP.

BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	Unaudited
Current Assets
Cash	$200,146	$431
Accounts Receivable	1,671,438	–
Total Current Assets	1,871,583	431

Other Current Assets
Prepaid Inventory	194,206	–
Inventory - CBD	200,000	–
Inventory - Raw Oil	525,000	–
Total Other Current Assets	919,206	–

Total Current Assets	2,790,789	431

Property and Equipment	1,288	–

Other Assets
Intangibles, Net	33,656,833	–
Investment in Kannalife	250,000	–
Total Other Assets	33,906,833	–

TOTAL ASSETS	$36,698,910	$431

LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	$280,538	$–
Amount due to related party	–	500
Other Current Liabilities
PhytoSphere Agreement	30,500,000	–
Total Other Current Liabilities	30,500,000	–

Long Term Liabilities
Due to ROEN Ventures	1,080,500	–
Total Long Term Liabilities	1,080,500	–

TOTAL LIABILITIES	31,861,038	500

EQUITY
Common stock - par value $0.001; 190,000,000 shares authorized; 7,000,000 shares issued and outstanding	790	700
Additional Paid in Capital	4,643,357	143,447
Retained Earnings	193,725	(144,216)

TOTAL EQUITY	4,837,872	(69)

TOTAL LIABILITIES & EQUITY	$36,698,910	$431

The accompanying notes are an integral part of these financial statements.

3

CANNAVEST CORP.

STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
	Unaudited	Unaudited

Revenue	$1,275,000	$–

Cost of Goods Sold	501,500	–

Gross Profit	773,500	–

Expense

General and Administrative Expenses	435,559	16,922

Total Expense	435,559	16,922

NET INCOME	$337,941	$(16,922)

Earnings per Share

Weighted Average Number of Shares

The accompanying notes are an integral part of these financial statements.

CANNAVEST CORP.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2011 (audited)	7,000,000	700	59,800	(98,605)	(38,105)

Forgiveness of stockholder advances			83,647		83,647

Net loss	–	–	–	(45,611)	(45,611)

Balance, December 31, 2012 (audited)	7,000,000	700	143,447	(144,216)	(69)

Shares issued for first installment of PhytoSphere Agreement	900,000	90	4,499,910		4,500,000

Net Income				337,941	337,941

Balance March 31, 2013	7,900,000	$790	$4,643,357	$193,725	$4,837,872

The accompanying notes are an integral part of these financial statements.

CANNAVEST CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

UNAUDITED

March 31, 2013
OPERATING ACTIVITIES	$337,941
Net Income
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization	$378,167
Change in operating assets and liabilities:
Accounts receivable	$(1,671,438)
Inventory	$(919,206)
Accounts payable	$280,538
Net cash flows used in operating activities	$(1,593,997)

INVESTING ACTIVITIES
Purchase of property and equipment	$(1,288)
Purchase of PhytoSphere Goodwill	$(34,035,000)
Investment in Kanalife	$250,000

Net cash flows from investing activities	$(35,036,288)

FINANCING ACTIVITIES
Proceeds from loan from Roen Ventures	$1,080,000
Amount due from PhytoSphere Agreement	$35,000,000

Net cash flows from financing activities	$36,830,000

Net increase in cash	$199,715

Cash, beginning of period	$431

Cash, end of period	$200,146

NON CASH TRANSACTION

Common Shares to be Issued For PhtyoSphere Transaction

The accompanying notes are an integral part of these financial statements.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BUSINESS

CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (the "Company") was incorporated on December 9, 2010, in the state of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, they were not able to secure financing for this business plan and on November 16, 2012 the stockholders owning 6,979,900 of the outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction the former officer and director resigned and control of the Company changed. In addition, the Company's business offices moved from Dallas, Texas to Las Vegas, Nevada. On January 29, 2013, the Company amended its Certificate of Formation to change its name to CannaVEST Corp. and on March 14, 2013, the Company increased the size of its board of directors and elected three independent directors.

On December 15, 2012, the Company entered into a Purchase and Sale of Assets Agreement (the "Agreement") with Phytosphere whereby upon the closing of the transaction the Company was to acquire certain assets of PSS in exchange for an aggregate payment of $35,000,000 in five installments of either cash or common stock shares, as determined in the Company's sole discretion. The closing occurred on January 29, 2013 at which time the Company began to take delivery of the acquired assets and made its first installment payment in the amount of $4,500,000 by issuing 900,000 common stock shares with a quoted market price on that date of $5.00. On April 1, 2013, the Company made its second installment payment in the amount of $6,000,000 by issuing 1,000,000 common stock shares with a quoted market price on that date of $6.00. The remaining installments are due on or before June 20, 2013, September 30, 2013 and December 31, 2013 in the amounts of $8,000,000, $10,000,000 and $6,500,000, respectively.

The Company's new business is that of developing, producing, marketing and selling end consumer products to the nutriceutical industry containing hemp plant extract, Cannabidoil (CBD) and reselling to third parties raw product acquired by the Company pursuant to its supply relationships in Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012 filed to SEC on Form 10-K. The results of the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

The Company's financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At March 31, 2013 and December 31, 2012, the Company have no cash equivalents.

Concentration of credit risk

As of March 31, 2013, the Federal Deposit Insurance Corporation (FDIC) provides insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

Accounts Receivable

Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. There was no allowance for doubtful accounts at March 31, 2013 and December 31, 2012.

Revenue Recognition

The Company will recognize revenue in accordance with ASC and SEC guidance which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time.

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for inventory at March 31, 2013 and December 31, 2012.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments

In accordance with ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments and include this additional information in the notes to its financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the Company's current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.

Fair Value Measurements

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

Goodwill and Intangible Assets

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in an impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in an impairment that is not material to our results of operations.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.

Earnings per Share

The Company calculates earning or loss per share (EPS) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common stock shares outstanding plus all potentially dilutive common stock shares outstanding during the period. As of March 31, 2013, the Company had 4,500,000 of potentially dilutive common stock shares.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognized both interest and penalties related to uncertain tax positions as part of the income tax provision.

Recent Issued and Newly Adopted Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.

Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.	ACQUISITION OF ASSETS OF PHYTOSPHERE SYSTEMS, LLC

On December 31, 2012, we entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with Phytosphere Systems, LLC whereby the Company acquired certain assets of Phytosphere in exchange for an aggregate payment of $35,000,000, payable in five (5) installments of either cash or common stock of the Company, in the sole discretion of the Company. The closing of the transactions contemplated by the Purchase Agreement occurred on January 29, 2013. At the closing, the Company issued to Phytosphere 900,000 shares of common stock in satisfaction of its first payment obligation due under the Purchase Agreement. On April 4, 2013, the Company issued to Phytosphere 1,000,000 shares of its common stock in satisfaction of its second payment obligation due under the Purchase Agreement.

Since after the Merger former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. The accompanying consolidated financial statements of GrowLife and its subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Merger Agreement, we are deemed to have issued an additional 152,343,383 shares of common stock to our stockholders existing prior to the Merger.

4.	INVESTMENT IN KANNALIFE SCIENCES, INC.

On March 4 and April 11, 2013, pursuant to a Stock and Warrant Purchase Agreement (the "Agreement"), the Company acquired a total of 2,039,626 shares of Series A Preferred Stock, 11,960,000 shares of Common Stock and Warrants to purchase the same shares in KLS, a Delaware corporation and phyto-medical company specializing in the research and development of pharmacological products derived from plants. These share holdings constitute a 16.65% share of the Series A Preferred Stock and the Common Stock as of April 12, 2013. The shares were acquired through two payments of $250,000 each and included the exercise of a portion of its Common Stock Warrant. the Agreement also contemplates two additional closing of $250,000 on or before July 1, 2013 and October 1, 2013. The Company intends to exercise its right to these additional closings, so it will then own and hold 33.3% of the Series A Preferred Stock and the Common Stock. The Company paid the first installment of $250,000 as of March 31, 2013.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.	RELATED PARTY TRANSACTIONS

Stockholders

On March 1, 2013, the Company issued a Promissory Note (the “Note”) to Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000. As of March 31, 2013, the balance on the Note was $430,500. The Note is an unsecured obligation of the Company accruing interest at 5% that is due and payable in two (2) years, on March 1, 2015. The Company’s President and member of the Board of Directors, Michael Mona, Jr., holds a 50% interest in Roen Ventures.

6.	LINE OF CREDIT - ROEN VENTURES

On March 1, 2013, the Company entered into a lending arrangement with ROEN VENTURES LLC, a Nevada limited liability company owed 50% by the Company's President, Secretary and Treasurer who is also a director. The promissory note is for up to $2,000,000, bears interest at 5.0% and is unsecured. There are no specific repayment terms except that all unpaid principal and accrued interest is due and payable on March 1, 2015. As of March 31, 2013, the Company has a balance of $1,080,500 on this promissory note.

7.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of March 31, 2013 and December 31, 2012, the Company had 7,900,000 and 7,000,000 common stock shares issued and outstanding, respectively (Note 7). On January 29, 2013, the Company issued 900,000 shares of Common Stock to Phytosphere Systems, LLC in connection with the Company’s acquisition of assets from Phytosphere Systems, LLC and in satisfaction of the first payment obligation to Phytosphere (Note 3). On April 4, 2013, the Company issued 1,000,000 shares of common stock to Phytosphere in satisfaction of its second payment obligation to Phytosphere (Note 3).

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences determined from time to time by the board of directors (the "Board"). Accordingly, the Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the common stock holders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company issues preferred stock shares and the Company is subsequently liquidated or dissolved, the preferred stockholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common stockholders.

Options/Warrants

As of March 31, 2013 and December 31, 2012, there are no outstanding options or warrants for the purchase of the Company's common stock.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its office space pursuant to a month to month lease agreement beginning April 1, 2013 and which provides for a monthly rental of $1,500. The landlord is a limited liability company of which a director of the Company has the sole membership interest.

9.	INCOME TAXES

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

	Years Ended December 31,	Years Ended December 31,
	2012	2012
Income tax benefit at statutory 35% rate	$(15,964)	$(31,563)
Change in valuation allowance	15,964	31,563

Income tax benefit	$–	$–

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. At March 31, 2013 and 2012, the Company established valuation allowances equal to the full amount of its deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

Tax benefit from NOL carry forward	$50,476	$34,512
Less valuation allowance	(50,476)	(34,512)

Net deferred tax asset	$–	$–

The Company has not filed tax returns since its inception but, because of its operating losses, management believes the Company is not exposed to any significant risk of penalty or forfeiture of operating loss carry forwards.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To date, our operations have consisted of supplying our raw product to third parties. We anticipate launching our first product to large commercial buyers in the second quarter of 2013, and having products on the market available to consumers shortly thereafter. Our line of products is expected to grow throughout the year – by year end 2013 we anticipate a full line of CBD and hemp-related consumer products.

In order to accomplish our business plan, we will need finalize the development of our products and implement a marketing and sales program designed to establish brand awareness and consumer acceptance of our products. To date, the sole source of our working capital has been a line of credit of up to $2,000,000 from Roen Ventures, LLC. In addition, we expect to realize revenue to fund our working capital needs through the sale of raw product to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw product to third parties and the Roen Ventures line of credit. If not, we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company.

Going Concern

We have not generated revenues since our inception, although we have sold and shipped raw product to third parties for which we have yet to receive payment. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception. The report of our independent registered public accounting firm on our financial statements for fiscal year end 2013 contained an explanatory paragraph regarding our ability to continue as a going concern [confirm]. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 4. CONTROLS AND PROCEDURES

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2013. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of March 31, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On January 29, 2013, we issued 900,000 shares of restricted common stock to PhytoSPHERE Systems, LLC pursuant to the terms of the Purchase Agreement in satisfaction of our first payment obligation due under the Purchase Agreement. The shares represent 10.1% of the issued and outstanding share of our common stock as of April 12, 2013, and were calculated based on a price per share of our common stock of $5.00 pursuant to the terms of the Purchase Agreement for an aggregate total value of $4,500,000.

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

There were no repurchases of equity securities by the Company during the fiscal quarter ended March 31, 2013.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit No.	Description of Exhibit
3.1 (1)	Certificate of Formation.
3.2 (2)	Certificate of Amendment, as filed on January 29, 2013.
3.3 (3)	Certificate of Formation, as amended.
3.4 (1)	Bylaws of Foreclosure Solutions, Inc.
10.1 (4)	Stock and Warrant Purchase Agreement, dated March 4, 2013, by and among KannaLife Sciences, Inc., CannaVEST Corp. and Medical Marijuana, Inc.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Temporary Hardship Exemption Provided by Rule 201

101 INS**	XBRL Instance Document
101 SCH**	XBRL Schema Document
101 CAL**	XBRL Calculation Linkbase Document
101 LAB**	XBRL Labels Linkbase Document
101 PRE**	XBRL Presentation Linkbase Document
101 DEF**	XBRL Definition Linkbase Document

* Filed herewith.

** To be filed by amendment per Rule 201 of Regulation S-T.

Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Commission.

(1)	Incorporated by reference from an exhibit to our Registration Statement on Form S-1 filed on March 31, 2011.
(2)	Incorporated by reference from an exhibit to our Amendment to Current Report on Form 8-K filed on February 13, 2013.
(3)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 16, 2013.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 8, 2013.

*               *               *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNAVEST CORP.

May 20, 2013	By:	/s/ Michael Mona, Jr.
Michael Mona, Jr. (President, Secretary and Treasurer)

