Form 10-Q/A
period 2013-03-31
CannaVEST Corp.
filed 2013-05-30
CIK 1510964

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 17 , 2013, the issuer had 8,900,000 shares of issued and outstanding common stock, par value $.0001.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of CannaVEST Corp. (the “Company”) on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of correcting the form of presentation of our financial statements therein, adding items in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations for compliance with Regulation S-K and correcting errors in the Notes to Financial Statements and furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

We have not updated the information contained herein for events occurring subsequent to May 20, 2013, the filing date of the Original Filing.

1

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

CANNAVEST CORP.

BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	Unaudited
Current Assets
Cash	$200,145	$431
Accounts Receivable	1,671,438	–
Total Current Assets	1,871,583	431

Other Current Assets
Prepaid Inventory	194,206	–
Inventory - CBD	200,000	–
Inventory - Raw Oil	525,000	–
Total Other Current Assets	919,206	–

Total Current Assets	2,790,789	431

Property and Equipment, Net	1,288	–

Other Assets
Intangibles, Net	33,656,833	–
Investment in KannaLife	250,000	–
Total Other Assets	33,906,833	–

TOTAL ASSETS	$36,698,910	$431

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$280,538	$–
Amount due to related party	–	500
Other Current Liabilities
PhytoSPHERE Agreement	30,500,000	–
Total Current Liabilities	30,780,538	500

Long Term Liabilities
Due to Roen Ventures	1,080,500	–
Total Long Term Liabilities	1,080,500	–

TOTAL LIABILITIES	31,861,038	500

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - par value $0.001; 190,000,000 shares authorized; 7,900,000 and 7,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	790	700
Additional Paid in Capital	4,643,357	143,447
Retained Earnings/Accumulated Deficit	193,725	(144,216)

TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	4,837,872	(69)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY(DEFICIT)	$36,698,910	$431

The accompanying notes are an integral part of these unaudited financial statements.

CANNAVEST CORP.

STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
	Unaudited	Unaudited

Revenue	$1,275,000	$–

Cost of Goods Sold	501,500	–

Gross Profit	773,500	–

Expense

General and Administrative Expenses	435,559	16,922

Total Expense	435,559	16,922

NET INCOME (LOSS)	$337,941	$(16,922)

Earnings per Share	$0.04	$0.00

Weighted Average Number of Shares – Basic and Diluted	7,616,584	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

CANNAVEST CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2011 (audited)	7,000,000	700	59,800	(98,605)	(38,105)

Forgiveness of shareholder advances	–	–	83,647		83,647

Net loss	–	–	–	(45,611)	(45,611)

Balance, December 31, 2012 (audited)	7,000,000	700	143,447	(144,216)	(69)

Shares issued for first installment of PhytoSPHERE Agreement	900,000	90	4,499,910	–	4,500,000

Net Income				337,941	337,941

Balance March 31, 2013 (Unaudited)	7,900,000	$790	$4,643,357	$193,725	$4,837,872

The accompanying notes are an integral part of these unaudited financial statements.

CANNAVEST CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

UNAUDITED

	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES
Net Income (Loss)	$337,941	$(16,922)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Amortization	378,167	–
Change in operating assets and liabilities:
Prepaid expense	–	875
Accounts receivable	(1,275,000)	–
Inventory	(402,707)	–
Accounts payable	280,538	9,591
Net cash flows used in operating activities	(681,061)	(6,456)

INVESTING ACTIVITIES
Cash received on acquisition	50,775
Investment in KannaLife	(250,000)	–

Net cash flows from investing activities	(199,225)	–

FINANCING ACTIVITIES
Proceeds from loan from Roen Ventures	1,080,500	–
Proceeds from (repayment of) loan from related party	(500)	5,500

Net cash flows from financing activities	1,080,000	5,500

Net increase (decrease) in cash	199,714	(956)

Cash, beginning of period	431	1,168

Cash, end of period	$200,145	$212

NON CASH TRANSACTION

Accounts receivable assumed from acquisitions	$396,438	$–
Inventory assumed from acquisitions	$516,500	$–
Property and equipment assumed from acquisitions	$1,288	$–
Goodwill	$34,035,000	$–
Amount due from PhytoSPHERE agreement	$(30,500,000)	$–
Common Shares issued for PhytoSPHERE Transaction	$(4,500,000)	$–

The accompanying notes are an integral part of these unaudited financial statements.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BUSINESS

CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (the “Company”) was incorporated on December 9, 2010, in the state of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, they were not able to secure financing for this business plan and on November 16, 2012 the shareholders owning 6,979,900 of the outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction the former officer and director resigned and control of the Company changed. In addition, the Company's business offices moved from Dallas, Texas to Las Vegas, Nevada. On January 29, 2013, the Company amended its Certificate of Formation to change its name to CannaVEST Corp. and on March 14, 2013, the Company increased the size of its board of directors and elected three independent directors.

On December 15, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction the Company was to acquire certain assets of PhytoSPHERE in exchange for an aggregate payment of $35,000,000 in five installments of either cash or common stock shares, as determined in the Company's sole discretion. The closing occurred on January 29, 2013 at which time the Company began to take delivery of the acquired assets and made its first installment payment in the amount of $4,500,000 by issuing 900,000 common stock shares with a quoted market price on that date of $5.00. On April 4, 2013, the Company made its second installment payment in the amount of $6,000,000 by issuing 1,000,000 common stock shares with a with a price of $6.00, determined by the maximum price set forth in the Agreement. The remaining installments are due on or before June 20, 2013, September 30, 2013 and December 31, 2013 in the amounts of $8,000,000, $10,000,000 and $6,500,000, respectively.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At March 31, 2013 and December 31, 2012, the Company has no cash equivalents.

Concentration of credit risk

As of March 31, 2013, the Federal Deposit Insurance Corporation (FDIC) provides insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

Accounts Receivable

Accounts receivable consists of trade accounts arising in the normal course of business, and accounts receivable purchased by the Company from PhytoSPHERE under the Agreement. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

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

Earnings (loss) per Share

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

3. ACQUISITION OF ASSETS OF PHYTOSPHERE SYSTEMS, LLC

On December 31, 2012, we entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby the Company acquired certain assets of PhytoSPHERE in exchange for an aggregate payment of $35,000,000, payable in five (5) installments of either cash or common stock of the Company, in the sole discretion of the Company. The closing of the transactions contemplated by the Agreement occurred on January 29, 2013. At the closing, the Company issued to PhytoSPHERE 900,000 shares of common stock in satisfaction of its first payment obligation due under the Agreement.

4. INVESTMENT IN KANNALIFE SCIENCES, INC.

On March 4 and April 11, 2013, pursuant to a Stock and Warrant Purchase Agreement (the "Purchase Agreement"), the Company acquired a total of 2,039,626 shares of Series A Preferred Stock, 11,960,000 shares of Common Stock and Warrants to purchase common stock in KannaLife Sciences, Inc. (“KannaLife”), a Delaware corporation and phyto-medical company specializing in the research and development of pharmacological products derived from plants. These share holdings constitute a 16.65% share of the Series A Preferred Stock and the Common Stock as of April 12, 2013. The shares were acquired through two payments of $250,000 each and included the exercise of a portion of its Common Stock Warrant. The Purchase Agreement also contemplates two additional closings of $250,000 on or before July 1, 2013 and October 1, 2013. The Company intends to consummate these additional closings, so it will then own and hold 33.3% of the Series A Preferred Stock and the Common Stock. The Company paid the first installment of $250,000 as of March 31, 2013.

CANNAVEST CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5. RELATED PARTY TRANSACTIONS

Shareholders

On March 1, 2013, the Company issued a Promissory Note (the “Note”) to Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000. As of March 31, 2013, the balance on the Note was $1,080,500. The Note is an unsecured obligation of the Company accruing interest at 5% that is due and payable in two (2) years, on March 1, 2015. The Company’s President and member of the Board of Directors, Michael Mona, Jr., holds a 50% interest in Roen Ventures.

6. LINE OF CREDIT - ROEN VENTURES

On March 1, 2013, the Company entered into a lending arrangement with Roen Ventures, which is owned 50% by the Company's President, Secretary and Treasurer who is also a director. The promissory note is for up to $2,000,000, bears interest at 5.0% and is unsecured. There are no specific repayment terms except that all unpaid principal and accrued interest is due and payable on March 1, 2015. As of March 31, 2013, the Company has a balance of $1,080,500 on this promissory note.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of March 31, 2013 and December 31, 2012, the Company had 7,900,000 and 7,000,000 common stock shares issued and outstanding, respectively. On January 29, 2013, the Company issued 900,000 shares of Common Stock to PhytoSPHERE in connection with the Company’s acquisition of assets from PhytoSPHERE and in satisfaction of the first payment obligation to PhytoSPHERE (Note 3). On April 4, 2013, the Company issued 1,000,000 shares of common stock to PhytoSPHERE in satisfaction of its second payment obligation to PhytoSPHERE (Note 3).

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences determined from time to time by the board of directors (the "Board"). Accordingly, the Board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the common stock holders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company issues preferred stock shares and the Company is subsequently liquidated or dissolved, the preferred shareholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

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

10. SUBSEQUENT EVENTS

On March 14, 2013, the Board of Directors of the Company, pursuant to applicable provisions of the Company’s Bylaws, voted to increase the size of the Board of Directors from one (1) person to four (4) persons, and appointed Bart P. Mackay, Theodore R. Sobieski and Edward A. Wilson to fill the newly created vacancies on the Board of Directors and serve as directors of the Company, effective March 15, 2013. Pursuant to the Company’s Bylaws, Messrs. Mackay, Sobieski and Wilson shall hold office until the next election of directors by the shareholders of the Company.

On April 4, 2013, the Company issued to PhytoSPHERE 1,000,000 shares of its common stock in satisfaction of its second payment obligation due under the Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This following information specifies certain forward-looking statements of our management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Forward-looking statements include, but are not limited to, the following:

●	Statements relating to our future business and financial performance;
●	The anticipated launch of our products; and
●	Other material future developments that you may take into consideration.

You are cautioned not to place undue reliance on these forward-looking statements. The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement.

The following information should be read in conjunction with the information contained in the unaudited Consolidated Financial Statements included within this Report on Form 10-Q for the period ended March 31, 2013 and the Notes thereto, which form an integral part of this Report.

Executive Summary of Our Business

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

In order to accomplish our business plan, we will need finalize the development of our products and implement a marketing and sales program designed to establish brand awareness and consumer acceptance of our products. To date, the sole source of our working capital has been a line of credit of up to $2,000,000 from Roen Ventures. In addition, we expect to realize revenue to fund our working capital needs through the sale of raw product to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw product to third parties and the Roen Ventures line of credit. If not, we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company.

The Company was originally incorporated as Foreclosure Solutions, Inc. on December 9, 2010, in the State of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, the Company was not able to secure financing for this business plan and on November 16, 2012, the shareholders owning 6,979,900 of the outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction, the former sole officer and director of the Company resigned and control of the Company changed.

Plan of Operations

Our Planned Operating Segments

We plan to diversify our business primarily into three operating segments:

-	Securing and supplying raw hemp product for sale to third parties;
-	Developing, producing, marketing and selling consumer products to the nutriceutical industry containing hemp plant extract, Cannabidoil (CBD); and
-	Investing in companies in our industry.

Investment Selection

We are committed to a value oriented investment philosophy that seeks to minimize the risk of capital loss without foregoing potential capital appreciation. We are developing criteria that we believe are important in identifying and investing in prospective acquisition or financing targets. These criteria provide general guidelines for our investment and acquisition decisions.

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

Results for the three months ended March 31, 2013 and 2012

Revenues and Cost of Goods Sold

For the period ended March 31, 2013, the Company realized revenues of $1,275,000 and resulting gross profit of $773,500 related to the sale of raw materials to third parties. The Company realized no revenues for the same period ended March 31, 2012.

General and Administrative Expenses

For the period ended March 31, 2013 the Company incurred Selling, General and Administrative costs in the amount of $435,559 compared with $16,972 for the period ended March 31, 2012. This increase is related to the cost of restructuring the Company, negotiating the PhytoSPHERE agreement and implementation of its revised business strategy related to developing, producing, marketing and selling end consumer products to the nutriceutical industry containing hemp plant extract, Cannabidoil (CBD) and reselling to third parties raw product acquired by the Company.

Liquidity and Capital Resources

As of March 31, 2013, the Company had a cash balance of $200,146. In addition, the Company has $919,500 available pursuant to the terms of the Roen Ventures line of credit promissory note, which has been our primary source of liquidity. We will need to raise additional funds through the issuance of debt or sale of our securities in order to continue funding our ongoing operations through fiscal year 2013.

Our common stock currently trades on the OTCBB under the symbol “CANV.”

Liquidity and Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since the Company was formed on December 9, 2010, it has had no revenue and has generated losses from operations. At March 31, 2013, the Company had a working capital deficit of $(27,989,748) and retained earnings of $193,725. The working capital deficit is primarily a result of an amount of $30,500,000 due as a result of the acquisition of a license and certain assets of PhytoSPHERE. Through March 31, 2013, the Company borrowed $1,080,500 under the Roen Ventures line of credit promissory note. These funds were used in ongoing operations, to fund the Company’s payment obligations pursuant to the KannaLife investment, purchase raw product for resale and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

We have not generated revenues since our inception, although we have sold and shipped raw product to third parties for which we have yet to receive payment. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception. The report of our independent registered public accounting firm on our financial statements for fiscal year end 2013 contained an explanatory paragraph regarding our ability to continue as a going concern . There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in the Company.

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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On January 29, 2013, we issued 900,000 shares of restricted common stock to PhytoSPHERE pursuant to the terms of the Agreement for Purchase and Sale of Assets (the “Agreement”) in satisfaction of our first payment obligation due under the Agreement. The shares represent 10.1% of the issued and outstanding share of our common stock as of May 17 , 2013, and were calculated based on a price per share of our common stock of $5.00 pursuant to the terms of the Agreement for an aggregate total value of $4,500,000.

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

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit No.	Description of Exhibit
3.1 (1)	Certificate of Formation.
3.2 (2)	Certificate of Amendment, as filed on January 29, 2013.
3.3 (3)	Certificate of Formation, as amended.
3.4 (1)	Bylaws of Foreclosure Solutions, Inc.
10.1 (4)	Stock and Warrant Purchase Agreement, dated March 4, 2013, by and among KannaLife Sciences, Inc., CannaVEST Corp. and Medical Marijuana, Inc.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document
101 SCH*	XBRL Schema Document
101 CAL*	XBRL Calculation Linkbase Document
101 LAB*	XBRL Labels Linkbase Document
101 PRE*	XBRL Presentation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document

* Filed herewith.

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

CANNAVEST CORP.

May 30 , 2013	By:	/s/ Michael Mona, Jr.
Michael Mona, Jr. (President, Secretary and Treasurer)

