Form 10-Q
period 2013-06-30
CannaVEST Corp.
filed 2013-08-13
CIK 1510964

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number

333-173215

CannaVEST Corp.

(Exact name of registrant as specified in its charter)

DELAWARE	80-0944970
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2013, the issuer had 10,108,334 shares of issued and outstanding common stock, par value $.0001.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAVEST CORP.

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

AS OF JUNE 30, 2013 AND FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

CANNAVEST CORP.

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	Unaudited
Current Assets
Cash	$76,670	$431
Accounts Receivable	1,561,496	–
Total Current Assets	1,638,166	431

Other Current Assets
Prepaid Inventory	975,471	–
Inventory	2,177,823	–
Total Other Current Assets	3,153,294	–

Total Current Assets	4,791,460	431

Property and Equipment, Net	18,315	–

Other Assets
Goodwill	26,998,125	–
Intangibles, Net	4,995,895	–
Investment in KannaLife	500,000	–
Total Other Assets	32,494,020	–

TOTAL ASSETS	$37,303,795	$431

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$27,134	$–
Accrued Interest	20,523	–
Amount due to related party	300	500
Other Current Liabilities
PhytoSPHERE Agreement	23,750,000	–
Total Current Liabilities	23,797,957	500

Long Term Liabilities
Due to Roen Ventures, LLC	3,280,500	–
Total Long Term Liabilities	3,280,500	–

TOTAL LIABILITIES	27,078,457	500

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - par value $0.0001; 190,000,000 shares authorized; 8,900,000 and 7,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	890	700
Additional Paid in Capital	10,643,257	143,447
Accumulated Deficit	(418,809)	(144,216)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,225,338	(69)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$37,303,795	$431

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAVEST CORP.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$107,683	$–	$1,190,058	$–

Cost of Goods Sold	16,292	–	221,742	–

Gross Profit	91,391	–	968,316	–

Operating Expenses:
General & Administrative	1,131,660	11,352	1,222,386	27,396

Operating loss	(1,040,269)	(11,352)	(254,070)	(27,396)

Interest expense	(20,523)	(974)	(20,523)	(1,852)

Loss before taxes	(1,060,792)	(12,326)	(274,593)	(29,248)

Provision for income taxes	–	–	–	–

NET LOSS	$(1,060,792)	$(12,326)	$(274,593)	$(29,248)

Loss per Share	$(0.12)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Number of Shares – Basic & Diluted	8,867,033	7,000,000	8,246,961	7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAVEST CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from December 31, 2011 to June 30, 2013

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011 (audited)	7,000,000	$700	$59,800	$(98,605)	$(38,105)

Forgiveness of shareholder advances	–	–	83,647	–	83,647

Net loss	–	–	–	(45,611)	(45,611)

Balance, December 31, 2012 (audited)	7,000,000	700	143,447	(144,216)	(69)

Shares issued for first installment of PhytoSPHERE Agreement	900,000	90	4,499,910	–	4,500,000

Shares issued for second installment of PhytoSPHERE Agreement	1,000,000	100	5,999,900	–	6,000,000

Net loss				(274,593)	(274,593)

Balance June 30, 2013 (unaudited)	8,900,000	$890	$10,643,257	$(418,809)	$10,225,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAVEST CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

UNAUDITED

	For the six months ended,
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES
Net Loss	$(274,593)	$(29,248)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of intangible assets	951,492	–
Change in operating assets and liabilities:
Prepaid expense	–	1,750
Prepaid inventory	285,039	–
Accounts receivable	(1,165,059)	–
Inventory	(1,832,345)	–
Accounts payable and accrued expenses	47,657	9,143
Net cash flows used in operating activities	(1,987,809)	(18,355)

INVESTING ACTIVITIES
Cash received on acquisition	50,775	–
Purchase of property and equipment	(17,027)	–
Cash paid on PhytoSPHERE agreement	(750,000)	–
Investment in KannaLife	(500,000)	–
Net cash flows used in investing activities	(1,216,252)	–

FINANCING ACTIVITIES
Proceeds from loan from Roen Ventures	3,280,500	–
Proceeds from loan from related party	–	17,300
Repayment of loan from related party	(200)	–
Net cash flows from financing activities	3,280,300	17,300

Net increase (decrease) in cash	76,239	(1,055)
Cash, beginning of period	431	1,168
Cash, end of period	$76,670	$113

NON CASH TRANSACTION
Accounts receivable assumed from acquisitions	$396,438	–
Inventory assumed from acquisitions	345,477	–
Prepaid inventory assumed from acquisition	1,260,510	–
Property and equipment assumed from acquisitions	1,288	–
Intangible assets	5,947,387	–
Goodwill	26,998,125	–
Amount due from PhytoSPHERE agreement	(23,750,000)	–
Common Shares issued for PhytoSPHERE Transaction	(10,500,000)	–

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BUSINESS

CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (the “Company”, “we” or “us”) was incorporated on December 9, 2010, in the state of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, the Company was not able to secure financing for this business plan and on November 16, 2012 the shareholders owning 6,979,900 of the outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction the former officer and director resigned and control of the Company changed. In addition, the Company’s business offices moved from Dallas, Texas to Las Vegas, Nevada. On January 29, 2013, the Company amended its Certificate of Formation to change its name to CannaVEST Corp. and on March 14, 2013, the Company increased the size of its board of directors and elected three independent directors. On July 26, 2013 the Company reincorporated in the state of Delaware.

On December 15, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction the Company acquired certain assets of PhytoSPHERE in exchange for an aggregate payment of $35,000,000 to be paid in five installments of either cash or common stock shares, as determined in the Company’s sole discretion. The closing occurred on January 29, 2013, at which time the Company took delivery of the acquired assets and made its first installment payment in the amount of $4,500,000 by issuing 900,000 common stock shares with a quoted market price on that date of $5.00. On April 4, 2013, the Company made its second installment payment in the amount of $6,000,000 by issuing 1,000,000 shares of common stock at a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement. During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash and on July 23, 2013, issued 1,208,334 shares at a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement, completing its third installment in the aggregate amount of $8,000,004. The remaining installments are due on or before September 30, 2013 and December 31, 2013 in the amounts of $9,999,996 and $6,500,000, respectively.

The Company’s business is that of developing, producing, marketing and selling end consumer products to the nutriceutical industry containing hemp plant extract, Cannabidoil (CBD) and reselling to third parties raw product acquired by the Company pursuant to its supply relationships in Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012, filed with the SEC on the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Use of Estimates

The Company’s condensed financial statements have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CANNAVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Concentration of credit risk

As of June 30, 2013, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

Accounts Receivable

Accounts receivable consists of trade accounts arising in the normal course of business, and accounts receivable purchased by the Company from PhytoSPHERE under the PhytoSPHERE Agreement. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. There was no allowance for doubtful accounts at either June 30, 2013 or December 31, 2012.

Revenue Recognition

The Company will recognize revenue in accordance with ASC and SEC guidance which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time.

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for inventory at either June 30, 2013 or December 31, 2012.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Fair Value of Financial Instruments

In accordance with ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to its financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.

CANNAVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Loss per Share

The Company calculates loss per share (EPS) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common stock shares outstanding plus all potentially dilutive common stock shares outstanding during the period.

CANNAVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. At June 30, 2013 and 2012, the Company established valuation allowances equal to the full amount of its deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.

Recent Issued and Newly Adopted Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of a company’s financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the Company’s financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the Company’s financial statements. The Company currently records its investment in KannaLife Sciences, Inc. (“KannaLife”) at cost since it cannot exert significant influence or control.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No.2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

CANNAVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3.	ACQUISITION OF ASSETS OF PHYTOSPHERE SYSTEMS, LLC

On December 31, 2012, we entered into the PhytoSPHERE Agreement with PhytoSPHERE whereby the Company acquired certain assets of PhytoSPHERE in exchange for an aggregate payment of $35,000,000, payable in five (5) installments of either cash or common stock of the Company, in the sole discretion of the Company. The closing of the transactions contemplated by the PhytoSPHERE Agreement occurred on January 29, 2013. At the closing, the Company issued to PhytoSPHERE 900,000 shares of common stock in satisfaction of its first payment obligation due under the PhytoSPHERE Agreement. On April 4, 2013 the Company made its second installment payment in the amount of $6,000,000 by issuing 1,000,000 shares of common stock to PhytoSPHERE with a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement. During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash and on July 23, 2013, issued 1,208,334 shares at a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement, completing its third installment in the aggregate amount of $8,000,004. The remaining installments are due on or before September 30, 2013 and December 31, 2013 in the amounts of $9,999,996 and $6,500,000, respectively.

4.	INVESTMENT IN KANNALIFE SCIENCES, INC.

On March 4 and April 11, 2013, pursuant to a Stock and Warrant Purchase Agreement (the “Purchase Agreement”), the Company acquired a total of 2,039,626 shares of the Series A Preferred Stock of KannaLife, 11,960,000 shares of KannaLife’s common stock and warrants to purchase additional shares of common stock in KannaLife. KannaLife is a Delaware corporation and phyto-medical company specializing in the research and development of pharmacological products derived from plants. These share holdings constituted a 16.65% share of the issued and outstanding Series A Preferred Stock and common stock of KannaLife as of June 30, 2013. The shares were acquired through two payments of $250,000 each and included the exercise of a portion of the Company’s common stock warrant. The Purchase Agreement also contemplates two additional closings of $250,000 on or before July 1, 2013 and October 1, 2013. The Company has not yet consummated the third closing, as it awaits financial reports and other information from KannaLife. Upon consummating the third and fourth closings, the Company would own 33.3% of the issued and outstanding Series A Preferred Stock and common stock of KannaLife.

5.	LINE OF CREDIT - ROEN VENTURES

On March 1, 2013, the Company entered into a lending arrangement with Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), which is owned 50% by the Company’s President and Chief Executive Officer who is also a director, Michael Mona, Jr. The Promissory Note (the “Note”) issued to Roen Ventures provides a line of credit up to $4,000,000, bears interest at 5.0% and is unsecured. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 31, 2013, on July 25, 2013, the disinterested members of our Board of Directors approved an amendment to the terms of the Note to increase the line of credit to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price to be determined following the conclusion of an independent valuation of the common stock of the Company.  There are no specific repayment terms except that all unpaid principal and accrued interest under the Note is due and payable on March 1, 2015. As of June 30, 2013, the Company had a balance of $3,280,500 on this Note.

6.	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of June 30, 2013 and December 31, 2012, the Company had 8,900,000 and 7,000,000 common stock shares issued and outstanding, respectively. On January 29, 2013, the Company issued 900,000 shares of Common Stock to PhytoSPHERE in connection with the Company’s acquisition of assets from PhytoSPHERE and in satisfaction of the first payment obligation to PhytoSPHERE (Note 3). On April 4, 2013, the Company issued 1,000,000 shares of common stock to PhytoSPHERE in satisfaction of its second payment obligation to PhytoSPHERE (Note 3).  On July 23, 2013, the Company issued 1,208,334 shares of common stock to PhytoSPHERE in partial satisfaction of its third payment obligation to PhytoSPHERE (Note 3). The Company satisfied its remaining obligation to PhytoSPHERE on the third payment by payment of cash.

CANNAVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the board of directors of the Company (the “Board”). Accordingly, the Board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the common stock holders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company issues preferred stock shares and the Company is subsequently liquidated or dissolved, the preferred shareholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Options/Warrants

As of June 30, 2013 and December 31, 2012, there were no outstanding options or warrants for the purchase of the Company’s common stock.

7.	COMMITMENTS

The Company leases its office space pursuant to a month-to-month lease agreement dated April 1, 2013, which provides for a monthly rent of $1,500. The landlord is a limited liability company of which a director of the Company is the sole member.

On March 18, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1,000 kg of product. In addition the Company entered into a consulting agreement with the third party supplier to provide consulting oversight for the growth and production of the product from the period beginning March 1, 2013 through August 30, 2014.

8.	SUBSEQUENT EVENTS

On July 23, 2013, the Company issued PhytoSPHERE 1,208,334 shares of its common stock in partial satisfaction of its third payment obligation due under the PhytoSPHERE Agreement. The Company satisfied its remaining obligation to PhytoSPHERE on the third payment by payment of cash.

On July 25, 2013 the shareholders approved the Company’s 2013 Equity Incentive Plan (the “Plan”) which reserves 1,000,000 shares of the Company’s common stock for issuance under the Plan. There are currently no option shares outstanding under the Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following information specifies certain forward-looking statements of the management of CannaVEST Corp. (the “Company”, “we” or “us”). Forward-looking statements are statements that estimate the likelihood of occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict, and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Forward-looking statements include, but are not limited to, the following:

•	Statements relating to our future business and financial performance;
•	The anticipated launch of our products; and
•	Other material future developments that you may take into consideration.

You are cautioned not to place undue reliance on these forward-looking statements. The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement.

The following information should be read in conjunction with the information contained in the unaudited Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (this “Report”), and the Notes thereto, which form an integral part of this Report.

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

To date, our operations have consisted of supplying our raw product to third parties. We anticipate launching our first product to large commercial buyers in the third quarter of 2013, and having products on the market available to consumers shortly thereafter. Our line of products is expected to grow throughout the year – by year end 2013 we anticipate a full line of CBD and hemp-related consumer products.

In order to accomplish our business plan, we will need to finalize the development of our products and implement a marketing and sales program designed to establish brand awareness and consumer acceptance of our products. To date, the sole source of our working capital has been a line of credit of up to $4,000,000 from Roen Ventures, LLC (“Roen Ventures”). As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2013, on July 25, 2013, the disinterested members of our Board of Directors approved an amendment to the terms of the credit line with Roen Ventures to increase the credit line to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the credit line into shares of the common stock of the Company at a conversion price to be determined following the conclusion of an independent valuation of the common stock of the Company. In addition, we expect to realize revenue to fund our working capital needs through the sale of raw product to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw product to third parties and the Roen Ventures line of credit. If not, we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company.

The Company was originally incorporated as Foreclosure Solutions, Inc. on December 9, 2010, in the State of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, the Company was not able to secure financing for this business plan and on November 16, 2012, the shareholders owning 6,979,900 of the outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction, the former sole officer and director of the Company resigned and control of the Company changed all as further described in the Amendment to our Current Report on Form 8-K filed on February 13, 2013.

Plan of Operations

Our Planned Operating Segments

We plan to diversify our business primarily into three operating segments:

-	Securing and supplying raw hemp product for sale to third parties;
-	Developing, producing, marketing and selling consumer products to the nutriceutical industry containing hemp plant extract, CBD; and
-	Investing in companies in our industry.

Investment Selection

We are committed to a value-oriented investment philosophy that seeks to minimize the risk of capital loss without foregoing potential capital appreciation. We are developing criteria that we believe are important in identifying and investing in prospective acquisition or financing targets. These criteria provide general guidelines for our investment and acquisition decisions.

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

Results for the three months ended June 30, 2013 and 2012

Revenues and Cost of Goods Sold

For the three-month period ended June 30, 2013, the Company realized revenues of $107,683 and resulting gross profit of $91,391 related to the sale of raw materials to third parties. The Company realized no revenues for the same period ended June 30, 2012. The increase in revenues is due to the revised business plan of the Company, enacted for fiscal year 2013 to sell hemp oil and related products. During fiscal year 2012, the Company had not begun operations under the prior business model as it was unable to secure financing for that business model.

General and Administrative Expenses

For the three-month period ended June 30, 2013 the Company incurred General and Administrative costs in the amount of $1,131,660 compared with $11,352 for the period ended June 30, 2012. This increase is related to the cost of ramping up the operations of the Company and implementation of its revised business strategy related to the development, production, marketing and selling products containing hemp plant extract, CBD, and reselling raw product acquired by the Company to third parties. This amount also includes amortization of the right to purchase inventory and non-compete agreements acquired through the PhytoSPHERE Agreement.

Results for the six months ended June 30, 2013 and 2012

Revenues and Cost of Goods Sold

For the six-month period ended June 30, 2013, the Company realized revenues of $1,190,058 and resulting gross profit of $968,316 related to the sale of raw materials to third parties. The Company realized no revenues for the same period ended June 30, 2012. The increase in revenues is due to the revised business plan of the Company, enacted for fiscal year 2013 to sell hemp oil and related products. During fiscal year 2012, the Company had not begun operations under the prior business model as it was unable to secure financing for that business model.

General and Administrative Expenses

For the six month period ended June 30, 2013, the Company incurred General and Administrative costs in the amount of $1,222,386 compared with $27,396 for the same period ended June 30, 2012. This increase is related to the cost of ramping up the operations of the Company and implementation of its revised business strategy related to the development, production, marketing and selling products containing hemp plant extract, CBD, and reselling raw product acquired by the Company to third parties. This amount also includes amortization of the right to purchase inventory and non-compete agreements acquired through the PhytoSPHERE Agreement.

Liquidity and Capital Resources

As of June 30, 2013, the Company had a cash balance of $76,670. In addition, as of June 30, 2013, the Company had $719,500 available pursuant to the terms of the Roen Ventures line of credit, which has been our primary source of liquidity. We will need to raise additional funds through the issuance of debt or sale of our securities in order to continue funding our ongoing operations through fiscal year 2013.

The Company is a party to contracts for the growth and processing of hemp oil product to be delivered over the period beginning August 1, 2013 and ending August 31, 2014. The total amount remaining to be paid under such contracts is approximately 2.74 million Euros or approximately $3.56 million through May 31, 2014.

Our common stock currently trades on the OTCBB under the symbol “CANV.”

Liquidity and Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2013, the Company had a working capital deficit of $(18,906,497) and an accumulated deficit of $418,809. The working capital deficit is primarily a result of an amount of $23,750,000 due as a result of the acquisition of a license and certain assets of PhytoSPHERE. Through June 30, 2013, the Company borrowed $3,280,500 under the Roen Ventures line of credit. These funds were used in ongoing operations, to fund the Company’s payment obligations pursuant to the investment in KannaLife Sciences, Inc., to purchase raw product for resale and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

We have generated minimal revenues since our inception, although we have sold and shipped raw product to third parties for which we have only received payments totaling approximately $30,000. Our revenues alone are currently insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception. The report of our independent registered public accounting firm on our financial statements for fiscal year end 2013 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, which is comprised of one person holding the offices of principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2013. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of June 30, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Not required for “smaller reporting companies.”

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On April 4, 2013, we issued 1,000,000 shares of restricted common stock to PhytoSPHERE pursuant to the terms the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) in satisfaction of our second payment obligation due under the PhytoSPHERE Agreement. The shares represent 9.89% of the issued and outstanding shares of our common stock as of August 13, 2013, and were calculated based on a price per share of our common stock of $6.00 pursuant to the terms of the PhytoSPHERE Agreement for an aggregate total value of $6,000,000.

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

There were no repurchases of equity securities by the Company during the fiscal quarter ended June 30, 2013.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS:

Exhibit No.	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1*	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013
3.2*	Bylaws of CannaVEST Corp., dated as of January 26, 2013
4.1(1)	CannaVEST Corp. Specimen Stock Certificate.
10.1(1)	CannaVEST Corp. 2013 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Temporary Hardship Exemption Provided by Rule 201

101 INS**	XBRL Instance Document
101 SCH**	XBRL Schema Document
101 CAL**	XBRL Calculation Linkbase Document
101 LAB**	XBRL Labels Linkbase Document
101 PRE**	XBRL Presentation Linkbase Document
101 DEF**	XBRL Definition Linkbase Document

* Filed herewith.

** To be filed by amendment per Rule 201 of Regulation S-T.

Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Commission.

(1)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.

*               *               *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNAVEST CORP.

August 13, 2013	By:	/s/ Michael Mona, Jr.
Michael Mona, Jr. (President and Chief Executive Officer)

