Form 10-Q
period 2013-09-30
CannaVEST Corp.
filed 2013-11-14
CIK 1510964

 U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2013, the issuer had 11,744,167 shares of issued and outstanding common stock, par value $.0001.

2

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CANNAVEST CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AS OF SEPTEMBER 30, 2013 AND FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

CANNAVEST CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets
Cash	$165,907	$431
Accounts Receivable	1,661,733	–
Total Current Assets	1,827,640	431

Other Current Assets
Prepaid Inventory	1,194,346	–
Inventory	2,394,419	–
Total Other Current Assets	3,588,765	–

Total Current Assets	5,416,405	431

Equipment, Net	199,060	–

Other Assets
Intangible assets (net)	4,466,666	–
Investment in KannaLife	650,000	–
Total Other Assets	5,116,666	–

TOTAL ASSETS	$10,732,131	$431

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$123,583	$–
Accrued Interest	87,931	–
Equipment loan payable	30,000
Amount due to related party	300	500
Other Current Liabilities
PhytoSPHERE Agreement	6,499,998	–
Total Current Liabilities	6,741,812	500

Long Term Liabilities
Due to Roen Ventures, LLC	4,210,195	–
Total Long Term Liabilities	4,210,195	–

TOTAL LIABILITIES	10,952,007	500

STOCKHOLDERS’ DEFICIT
Common stock - par value $0.0001; 190,000,000 shares authorized; 11,741,667 and 7,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,174	700
Additional Paid in Capital	28,330,375	143,447
Accumulated Deficit	(28,551,425)	(144,216)

TOTAL STOCKHOLDERS’ DEFICIT	(219,876)	(69)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,732,131	$431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$163,662	$–	$1,353,720	$–

Cost of Goods Sold	48,551	–	270,293	–

Gross Profit	115,111	–	1,083,427	–

Operating Expenses:
Impairment of goodwill	26,998,125	–	26,998,125	–
General & administrative	1,115,098	8,875	2,337,484	36,271

Operating loss	(27,998,112)	(8,875)	(28,252,182)	(36,271)

Interest expense	(134,504)	(964)	(155,027)	(2,816)

Loss before taxes	(28,132,616)	(9,839)	(28,407,209)	(39,087)

Provision for income taxes	–	–	–	–

NET LOSS	$(28,132,616)	$(9,839)	$(28,407,209)	$(39,087)

Loss per Share	$(2.81)	$(0.00)	$(3.21)	$(0.01)

Weighted Average Number of Shares – Basic & Diluted	10,010,055	7,000,000	8,841,117	7,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from December 31, 2012 to September 30, 2013

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2012 (audited)	7,000,000	$700	$143,447	$(144,216)	$(69)

Shares issued for first installment of PhytoSPHERE Agreement	900,000	90	4,499,910	–	4,500,000

Shares issued for second installment of PhytoSPHERE Agreement	1,000,000	100	5,999,900	–	6,000,000

Shares issued for third installment of PhytoSPHERE Agreement	1,208,334	121	7,249,883	–	7,250,004

Shares issued for fourth installment of PhytoSPHERE Agreement	1,633,333	163	9,799,835	–	9,799,998

To record the value of the beneficial conversion feature of new debt			637,400		637,400

Net loss	–	–	–	(28,407,209)	(28,407,209)

Balance September 30, 2013 (unaudited)	11,741,667	$1,174	$28,330,375	$(28,551,425)	$(219,876)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended,
	September 30, 2013	September 30, 2012
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(28,407,209)	$(39,087)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,484,148	–
Impairment of goodwill	26,998,125	–
Amortization of debt discount	67,095	–
Change in operating assets and liabilities:
Prepaid expense	–	1,750
Prepaid inventory	66,164	–
Inventory	(2,048,942)	–
Accounts receivable	(1,265,295)	–
Accounts payable and accrued expenses	211,514	6,732
Net cash used in operating activities	(2,894,400)	(30,605)

INVESTING ACTIVITIES
Cash received on acquisition	50,775	–
Purchase of equipment	(201,199)	–
Cash paid on PhytoSPHERE Agreement	(950,000)	–
Investment in KannaLife Sciences	(650,000)	–
Net cash flows from investing activities	(1,750,424)	–

FINANCING ACTIVITIES
Proceeds from related party loans	–	29,600
Proceeds from loan from Roen Ventures	4,780,500	–
Proceeds from equipment loan, net of repayment	30,000	–
Repayment of loan from related party	(200)	–
Net cash flows from financing activities	4,810,300	29,600

Net increase (decrease) in cash	165,476	(1,005)
Cash, beginning of period	431	1,168
Cash, end of period	$165,907	$163

NON CASH TRANSACTION

Accounts receivable assumed from acquisitions	396,438	–
Inventory assumed from acquisitions	345,477	–
Prepaid inventory assumed from acquisition	1,260,510	–
Property and equipment assumed from acquisitions	1,288	–
Intangible assets	5,947,387	–
Goodwill	26,998,125	–
Amount due to PhytoSPHERE Agreement	(6,499,998)	–
Common Shares issued for PhytoSPHERE transaction	(27,550,002)	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BUSINESS

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

On December 15, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction the Company acquired certain assets of PhytoSPHERE in exchange for an aggregate payment of $35,000,000 to be paid in five installments of either cash or shares of the Company’s common stock, as determined in the Company’s sole discretion. The closing occurred on January 29, 2013, at which time the Company took delivery of the acquired assets and made its first installment payment in the amount of $4,500,000 by issuing 900,000 shares of common stock with a quoted market price on that date of $5.00. On April 4, 2013, the Company made its second installment payment in the amount of $6,000,000 by issuing 1,000,000 shares of common stock at a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement. During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash and on July 23, 2013, issued 1,208,334 shares at a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement, completing its third installment in the aggregate amount of $8,000,004. During the fiscal quarter ended September 30, 2013 the Company paid $200,000 in cash and on September 20, 2013, issued 1,633,333 shares at a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement, completing its fourth installment in the aggregate amount of $9,999,998. The final installment is due on or before December 31, 2013 in the amount of $6,499,998.

The Company’s business is that of developing, producing, marketing and selling end consumer products to the nutriceutical industry containing hemp plant extract, Cannabidoil (CBD) and reselling to third parties raw product acquired by the Company pursuant to its supply relationships in Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All references to GAAP are in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012, filed with the SEC on the Company’s Annual Report on Form 10-K filed on April 16, 2013. The results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Concentration of credit risk

As of September 30, 2013, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. There was no allowance for doubtful accounts at either September 30, 2013 or December 31, 2012.

Revenue Recognition

The Company will recognize revenue in accordance with the ASC Topic 605, Revenue Recognition, which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time.

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for inventory as of September 30, 2013 and December 31, 2012.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

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

Goodwill and Intangible Assets

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company has recorded the impairment loss of goodwill under operating expense of $26,998,125 for the nine months ended September 30, 2013.

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

Loss per Share

The Company calculates earning or loss per share (EPS) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period.

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

Recent Issued and Newly Adopted Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of a company’s financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (“ASU 2013-02”). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements. The Company currently records its investment in Kannalife Sciences, Inc. (“KannaLife”) at cost since it cannot exert significant influence or control.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No.2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	ACQUISITION OF ASSETS OF PHYTOSPHERE SYSTEMS, LLC

On December 15, 2012, we entered into the PhytoSPHERE Agreement with PhytoSPHERE whereby the Company acquired certain assets of PhytoSPHERE in exchange for an aggregate payment of $35,000,000, payable in five (5) installments of either cash or common stock of the Company, in the sole discretion of the Company. The closing of the transactions contemplated by the PhytoSPHERE Agreement occurred on January 29, 2013. At the closing, the Company issued to PhytoSPHERE 900,000 shares of common stock in satisfaction of its first payment obligation due under the PhytoSPHERE Agreement. On April 4, 2013, the Company made its second installment payment in the amount of $6,000,000 by issuing 1,000,000 shares of common stock to PhytoSPHERE with a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement. During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash and on July 23, 2013, issued 1,208,334 shares of common stock at a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement, completing its third installment in the aggregate amount of $8,000,004. During the fiscal quarter ended September 30, 2013, the Company paid $200,000 in cash and on September 20, 2013, issued 1,633,333 shares of common stock at a per share price of $6.00, determined by the maximum price set forth in the PhytoSPHERE Agreement, completing its fourth installment in the aggregate amount of $9,999,998. The final installment is due on or before December 31, 2013, in the amount of $6,499,998. The Company has recorded the impairment loss of goodwill under operating expense of $26,998,125 for the nine months ended September 30, 2013.

4.	INVESTMENT IN KANNALIFE SCIENCES, INC.

On March 4, 2013, April 11, 2013, August 29, 2013, and October 30, 2013, pursuant to a Stock and Warrant Purchase Agreement (the “Purchase Agreement”), the Company acquired a total of 3,059,439 shares of the Series A Preferred Stock of KannaLife, 15,615,000 shares of KannaLife’s common stock and warrants to purchase additional shares of common stock in KannaLife. KannaLife is a Delaware corporation and phyto-medical company specializing in the research and development of pharmacological products derived from plants. These share holdings constituted a 24.98% share of the issued and outstanding Series A Preferred Stock and issued and outstanding common stock of KannaLife as of November 14, 2013. The shares were acquired through two payments of $250,000 each, one payment of $150,000 and one payment of $100,000. These payments included the exercise of a portion of the Company’s common stock warrant. The Purchase Agreement also contemplates one additional closing of $250,000 which was due on October 1, 2013, but is still outstanding pending discussion with KannaLife’s management on the progress of their programs. Upon consummating the final closing, the Company would own 32.9% of the issued and outstanding Series A Preferred Stock and issued and outstanding common stock of KannaLife.

5.	LINE OF CREDIT – ROEN VENTURES

Shareholders

On March 1, 2013, the Company issued a Promissory Note (the “Note”) to Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000, which was subsequently increased to $4,000,000, then further increased to $6,000,000. As of September 30, 2013, the balance on the Note was $4,780,500. The Note is an unsecured obligation of the Company accruing interest at 5% that is due and payable in two (2) years, on March 1, 2015. The Company’s President and member of the Board of Directors, Michael Mona, Jr., holds a 50% interest in Roen Ventures. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 31, 2013, the disinterested members of our Board of Directors (the “Board”) approved an amendment to the terms of the Note to increase the credit line to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price determined following the conclusion of an independent valuation of the Company’s common stock. The independent valuation determined pursuant to an Internal Revenue Code Section 409A and Financial Accounting Standards Board Accounting Standards Codification 718 valuation of the Company’s common stock, prepared by an independent valuation firm (the “Valuation”) determined that the fair market value of our restricted common stock is $0.68 per share. On November 7, 2013, disinterested members of the Board approved an amendment to the Note to allow for conversion of the Note at a conversion price equal to $0.60 per share, which represents a discount of approximately 12% off the fair market value of our restricted common stock as determined pursuant to the Valuation. As of the date of this report, the balance of the Note is $6,000,000. Roen has informed the Board it intends to convert the outstanding balance of the Note into shares of common stock of the Company. Upon conversion of the Note, a total of 10,000,000 shares of the Company’s common stock will be issued to Roen Ventures.

The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value on July 25, 2013, the date of the amendment for increasing the line of credit for $6,000,000, to be $637,400. The Company calculated the beneficial conversion feature at its intrinsic value. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the Notes and will be amortized via effective interest method as an expense over the remaining life of the Notes. The amortization of debt discounts for the nine months ended September 30, 2013 is $67,095.

6.	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of September 30, 2013 and December 31, 2012, the Company had 11,741,667 and 7,000,000 shares of common stock issued and outstanding, respectively. On January 29, 2013, the Company issued 900,000 shares of common stock to PhytoSPHERE in connection with the Company’s acquisition of assets from PhytoSPHERE and in satisfaction of the first payment obligation to PhytoSPHERE (Note 3). On April 4, 2013, the Company issued 1,000,000 shares of common stock to PhytoSPHERE in satisfaction of its second payment obligation (Note 3).  During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash and on July 23, 2013, the Company issued 1,208,334 shares of common stock to PhytoSPHERE completing its third installment in the aggregate amount of $8,000,004 (Note 3). During the fiscal quarter ended September 30, 2013 the Company paid $200,000 in cash and on September 20, 2013, the Company issued 1,633,333 shares of common stock to PhytoSPHERE to complete its fourth payment obligation in the aggregate amount of $9,999,998 (Note 3).  The final installment is due on or before December 31, 2013, in the amount of $6,499,998.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the board of directors of the Company (the “Board”). Accordingly, the Board is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company issues preferred stock shares and the Company is subsequently liquidated or dissolved, the preferred shareholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to the holders of the Company’s common stock.

Options/Warrants

As of September 30, 2013 and December 31, 2012, there were no outstanding options or warrants for the purchase of the Company’s common stock.  On July 25, 2013, the shareholders approved the Company’s 2013 Equity Incentive Plan (the “Plan”) which reserves 1,000,000 shares of the Company’s common stock for issuance under the Plan.

7.	COMMITMENTS

The Company leases its office space pursuant to a month-to-month lease agreement dated April 1, 2013, which provides for a monthly rent of $1,500. The landlord is a limited liability company of which a former director of the Company is the sole member.

On March 18, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1,000 kg of product. In addition the Company entered into a consulting agreement with the third party supplier to provide consulting oversight for the growth and production of the product from the period beginning March 1, 2013 through August 30, 2014.

On August 13, 2013, the Company entered into a lease for approximately 2,400 square feet laboratory space in San Diego, California. The monthly base rent was approximately $4,200 per month for a term of 12 months.

8.	SUBSEQUENT EVENTS

On October 31, 2013, Edward Wilson resigned as a director of the Company. The resignation was not a result of any disagreement with management.

On November 7, 2013, the Board by unanimous written consent approved the following:

1.	A private placement to allow investment of up to $10,000,000 at $1.00 per share to accredited investors; and
2.	Amendment to the Roen Ventures line of credit as more particularly described above, under “Line of Credit – Roen Ventures”.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You are cautioned not to place undue reliance on these forward-looking statements. The assumptions used for purposes of the forward-looking statements represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry~~,~~  and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statement.

The following information should be read in conjunction with the information contained in the unaudited Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (this “Report”), and the Notes thereto, which form an integral part of this Report.

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

To date, our operations initially consisted of supplying our raw product to third parties, however in the third quarter of 2013 we launched our first consumer products which are available to consumers through our distributor, HempMeds PX. We sell raw CBD which we have branded Real Scientific Hemp Oil (RSHO). In addition we sell tinctures under our Cibadex brand, and beauty products under our Cibaderm brand. We expect to continue to add new products to our portfolio going forward to enhance our line of CBD and hemp-related consumer products.

In order to accomplish our business plan, we will continue to make refinements to our current products and continue the development of additonal products. We have implemented a marketing and sales program designed to establish brand awareness and consumer acceptance of our products and will continue to increase our efforts in this area. To date, the primary source of our working capital has been a line of credit of up to $6,000,000 from Roen Ventures, LLC (“Roen Ventures”) with a contribution of $163,851 in cash collected on sales through September 30, 2013. As previously disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 31, 2013, on July 25, 2013, the disinterested members of our Board of Directors (the “Board”) approved an amendment to the terms of the Note to increase the credit line to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price determined following the conclusion of an independent valuation of the Company’s common stock. The independent valuation determined pursuant to an Internal Revenue Code Section 409A and Financial Accounting Standards Board Accounting Standards Codification 718 valuation of the Company’s common stock, prepared by an independent valuation firm (the “Valuation”) determined that the fair market value of our restricted common stock is $0.68 per share. On November 7, 2013, disinterested members of the Board approved an amendment to the Note to allow for conversion of the Note at a conversion price equal to $0.60 per share, which represents a discount of approximately 12% off the fair market value of our restricted common stock as determined pursuant to the Valuation. As of the date of this report, the balance of the Note is $6,000,000. Roen has informed the Board it intends to convert the outstanding balance of the Note into shares of common stock of the Company. Upon conversion of the Note, a total of 10,000,000 shares of the Company’s common stock will be issued to Roen Ventures.

In addition, we expect to realize revenue to fund our working capital needs through the sale of raw product to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw product to third parties and the Roen Ventures line of credit. If not, we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company. On November 7, 2013, the Board by unanimous written consent approved a private placement offering of up to 10,000,000 shares at a share price of $1.00 per share.

The Company was originally incorporated as Foreclosure Solutions, Inc. on December 9, 2010, in the State of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, the Company was not able to secure financing for this business plan and on November 16, 2012, the shareholders owning 6,979,900 of the outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction, the former sole officer and director of the Company resigned and control of the Company changed, all as further described in the Amendment to our Current Report on Form 8-K filed with the SEC on February 13, 2013.

Plan of Operations

Our Planned Operating Segments

We plan to diversify our business primarily into three operating segments:

•	Securing and supplying raw hemp product for sale to third parties;
•	Developing, producing, marketing and selling consumer products to the nutriceutical industry containing hemp plant extract, CBD; and
•	Investing in companies in our industry.

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

Results for the three months ended September 30, 2013 and 2012

Revenues and Cost of Goods Sold

For the three-month period ended September 30, 2013, the Company realized revenues of $163,662 and resulting gross profit of $115,111 related to the sale of consumer products through our distributor HempMeds PX. The Company realized no revenues for the same period ended September 30, 2012. The increase in revenues is due to the revised business plan of the Company, enacted in 2013 to sell hemp oil and related products. During 2012, the Company had not begun operations under the prior business model as it was unable to secure financing for that business model.

General and Administrative Expenses

For the three-month period ended September 30, 2013 the Company incurred General and Administrative costs in the amount of $1,115,098 compared with $8,875 for the period ended September 30, 2012. This increase is related to the cost of ramping up the operations of the Company and implementation of its revised business strategy related to the development, production, marketing and selling products containing hemp plant extract, CBD and reselling raw product acquired by the Company to third parties. This amount also includes amortization of the right to purchase inventory and non-compete agreements acquired pursuant to the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”), dated December 15, 2012, by and between the Company and PhytoSPHERE Systems, LLC (“PhytoSPHERE”). Also, the Company recorded an impairment of goodwill for $26,998,125 for the three months ended September 30, 2013 (Note 3).

Results for the nine months ended September 30, 2013 and 2012

Revenues and Cost of Goods Sold

For the nine month period ended September 30, 2013, the Company realized revenues of $1,353,720 and resulting gross profit of $1,083,427 related to the sale of raw materials to third parties and sales of consumer products through our distributor HempMeds PX. The Company realized no revenues for the same period ended September 30, 2012. The increase in revenues is due to the revised business plan of the Company, enacted in 2013 to sell hemp oil and related products. During 2012, the Company had not begun operations under the prior business model as it was unable to secure financing for that business model.

General and Administrative Expenses

For the nine month period ended September 30, 2013, the Company incurred General and Administrative costs in the amount of $2,337,484 compared with $36,271 for the same period ended September 30, 2012. This increase is related to the cost of ramping up the operations of the Company and implementation of its revised business strategy related to the development, production, marketing and selling products containing hemp plant extract, CBD and reselling raw product acquired by the Company to third parties. This amount also included the amortization of the right to purchase inventory and value of the non-compete agreement acquired as part of the PhytoSPHERE Agreement. Also, the Company recorded an impairment of goodwill for $26,998,125 for the nine months ended September 30, 2013 (Note 3).

Liquidity and Capital Resources

As of September 30, 2013, the Company had a cash balance of $165,907. In addition, as of September 30, 2013, the Company had $1,219,500 available pursuant to the terms of the Roen Ventures line of credit, which has been our primary source of liquidity. This amount was entirely drawn subsequent to the close of the third quarter. We are in the process of raising additional funds through the sale of our securities through a private placement in order to continue to grow the business under our revised business model.

The Company is a party to contracts for the growth and processing of hemp oil product to be delivered over the period August 1, 2013 through August 31, 2014. The total amount left to be paid under the contract is approximately 2.74 millilon Euro or approximately $3.56 million through May 31, 2014. We are currently in the process of negotiating the contracts for the growth and processing of hemp oil for delivery over the period September 1, 2014 through August 31, 2015. We anticipate the cost of those contracts will remain consistent with current year prices.

Our common stock currently trades on the OTCBB under the symbol “CANV.”

Liquidity and Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2013, the Company had a working capital deficit of $(1,325,407) and an accumulated deficit of $(28,551,425). The working capital deficit is primarily a result of an amount of $6,499,998 due as a result of the acquisition of a license and certain assets of PhytoSPHERE. Through September 30, 2013, the Company borrowed $4,780,500 under the Roen Ventures line of credit. These funds were used in ongoing operations, to fund the Company’s payment obligations pursuant to the investment in KannaLife Sciences, Inc., to purchase raw product for resale and explore investment opportunities. The Company recognized the need to raise additional capital from external sources in order to sustain operations while executing its business plan and, on November 7, 2013, the Board approved the sale of up to $10,000,000 in equity through a private placement. The terms of the private placement are more particularly described in our Current Report on Form 8-K filed with the SEC on November 13, 2013. Efforts are currently underway to close that financing. However, he Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

We have generated minimal revenues since our inception, although we have sold and shipped raw product to third parties for which we have only received payments totaling approximately $164,000. Our revenues alone are currently insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception. The report of our independent registered public accounting firm on our financial statements for fiscal year end 2012 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in the Company.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2013. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of September 30, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On August 30, 2013, the Company filed a lawsuit in the Superior Court of the State of California, County of San Diego, against Dixie Holdings, LLC, and Left Bank, LLC. After the Complaint was filed, Red Dice Holdings, LLC, was added to the case as a defendant. The lawsuit seeks recovery of not less than $736,495.98, plus interest, which represents monies owed to the Company by the defendants for shipments of cannabidiol. The shipments were requested by the defendants and delivery of the merchandise was accepted. The case is currently pending and the Company is pursuing it based on claims for breach of contract, goods sold and delivered, open book account and account stated.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On July 23, 2013, we issued 1,208,334 shares of restricted common stock to PhytoSPHERE pursuant to the terms the PhytoSPHERE Agreement in satisfaction of our third payment obligation due under the PhytoSPHERE Agreement. The shares represent 10.29% of the issued and outstanding shares of our common stock as of November 14, 2013, and were calculated based on a price per share of our common stock of $6.00 pursuant to the terms of the PhytoSPHERE Agreement for an aggregate total value of $7,250,004. The remainder of our third payment obligation was paid in $750,000 in cash.

On September 20, 2013, we issued 1,633,333 shares of restricted common stock to PhytoSPHERE pursuant to the terms the PhytoSPHERE Agreement in satisfaction of our fourth payment obligation due under the PhytoSPHERE Agreement. The shares represent 13.91% of the issued and outstanding shares of our common stock as of November 14, 2013, and were calculated based on a price per share of our common stock of $6.00 pursuant to the terms of the PhytoSPHERE Agreement for an aggregate total value of $9,799,998. The remainder of our third payment obligation was paid in $200,000 in cash.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the SEC under the Securities Act, based upon the following: (a) each of the persons to whom the shares of common stock were issued (each such person, an “Investor”) confirmed to the Company that it is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

There were no repurchases of equity securities by the Company during the fiscal quarter ended September 30, 2013.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1(1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2(1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
4.1(2)	CannaVEST Corp. Specimen Stock Certificate.
10.1(2)	CannaVEST Corp. 2013 Equity Incentive Plan.
10.2***	Non-Exclusive License and Distribution Agreement by and between the Company and HempMedsPX, LLC, dated August 9, 2013 and effective as of July 1, 2013.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Temporary Hardship Exemption Provided by Rule 201

101 INS**	XBRL Instance Document
101 SCH**	XBRL Schema Document
101 CAL**	XBRL Calculation Linkbase Document
101 LAB**	XBRL Labels Linkbase Document
101 PRE**	XBRL Presentation Linkbase Document
101 DEF**	XBRL Definition Linkbase Document

* Filed herewith.

** To be filed by amendment per Rule 201 of Regulation S-T.

***Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information will be filed separately with the Commission.

(1)	Incorporated by reference from an exhibit to our Current Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNAVEST CORP.

November 14, 2013	By:	/s/ Michael Mona, Jr.
Michael Mona, Jr. (President and Chief Executive Officer)

