Form 10-Q/A
period 2013-09-30
CannaVEST Corp.
filed 2013-11-21
CIK 1510964

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of CannaVEST Corp. (the “Company”) on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission on November 14, 2013 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

We have not updated the information contained herein for events occurring subsequent to November 14, 2013, the filing date of the Original Filing.

2

PART II - OTHER INFORMATION

Item 6:      EXHIBITS.

Exhibit No.	Description of Exhibit

101 INS*	XBRL Instance Document
101 SCH*	XBRL Schema Document
101 CAL*	XBRL Calculation Linkbase Document
101 LAB*	XBRL Labels Linkbase Document
101 PRE*	XBRL Presentation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNAVEST CORP.

November 21, 2013	By:	/s/ Michael Mona, Jr.
Michael Mona, Jr. (President and Chief Executive Officer)