Form 10-K
period 2013-12-31
CannaVEST Corp.
filed 2014-03-28
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ☐

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ________

Commission File Number: 333-173215

CannaVEST Corp. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	80-0944870 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2013, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $2,751,375.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2014, the issuer had 32,832,500 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None.

1

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

PART I

ITEM 1. BUSINESS

Overview

As used in this Annual Report on Form 10-K, unless otherwise stated, all references to the “Company”, “we,” “our” and “us” refer to CannaVEST Corp. We were incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. Our assets consist of cash, inventory on hand, accounts receivable, the assets purchased on January 29, 2013 from PhytoSPHERE Systems, LLC, and the capital stock in KannaLife Sciences, Inc. purchased by the Company on March 4, 2013, April 11, 2013, August 29, 2013 and October 30, 2013, each as more fully set forth herein. We have incurred losses since inception. To date, our operations have consisted of developing new products and selling raw Cannabidoil product to third parties, such raw product obtained by us through inventory acquired from PhytoSPHERE Systems, LLC and contracts with various suppliers in Europe.

We were incorporated with the intention to commence operations in the business of selling realtor services to prospective homebuyers interested in foreclosed residential properties. We were not able to secure financing for this business plan and have consequently experienced a change of control and a change of business focus. On November 16, 2012, Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC and Bamburgh Holdings, LLC (the “Buyers”), acquired a total of 6,979,900 shares of our common stock in a series of private transactions. Upon consummation of the transactions, the Buyers collectively acquired 99.7% of our total issued and outstanding shares of common stock. On January 29, 2013, concurrent with the closing of the purchase of assets from PhytoSPHERE Systems, LLC, the Company changed its name to CannaVEST Corp. and began operating under its current business model.

On July 25, 2013, the Company’s predecessor, CannaVEST Corp., a Texas corporation (“CannaVEST Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVEST Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware.

On May 23, 2013, the Company incorporated two subsidiaries in the State of Nevada, US Hemp Oil, LLC and Phytosphere Systems, LLC. The Company is the sole member in both entities.

Current Operations

We currently manufacture, market, and sell products containing hemp oil, including (CBD). CBD is one of at least 65 cannabinoids found in hemp, and is non-psychoactive.

Our current product portfolio includes:

1.	Real Scientific Hemp Oil™ (RSHO) –Industrial hemp oil packaged in tubes with the highest concentrations available. Designed for health and wellness.
2.	Cibdex™ – Both 25 mg CBD capsules and flavored tinctures packaged in bottles with concentrations of 100mg or 500 mg of CBD.
3.	Cibaderm™ – Beauty products containing hemp oil including lotion, body wash, salve, shampoo, conditioner and hand cream.
4.	CBD Simple™ – Our line of purified hemp oil, which contains 99% CBD and less than 1% THC, which is considered pharmaceutical grade.

We have filed a trademark application for HempFit™, for our line of products geared towards hemp seed oil, hemp protein powder, hemp seed and hemp seed meal/flour. These products are currently in development. We are expanding our product offerings and will continue to scale up our manufacturing processes to accommodate the new products in the pipeline.

Our 25% ownership interest in KannaLife Sciences, Inc. (“KannaLife”)—a leading phytomedical company specializing in the research and development of pharmacological products derived from plants—gives us a natural partner in the development of these pharmaceutical products. KannaLife currently holds an exclusive license with National Institutes of Health for the commercialization of US Patent #6,630,507, “Cannabinoids as antioxidants and neuroprotectants” for the treatment of hepatic encephalopathy. We intend to work with KannaLife to broaden this license for the treatment of other disease states, develop joint intellectual property, and target pharmaceutical and biotechnology companies to share the risk in developing those products and share in the upside of successfully developing and marketing those products.

Our strategic plan consists of the following:

1.	Continued expansion of our worldwide network of hemp farmers.
2.	Establish the infrastructure to grow hemp domestically in accordance with federal and state law.

3.	Continue to develop our product offerings containing natural, hemp-based CBD.
4.	Continue research and development to characterize additional cannabinoids to drive continued product development.
5.	Continue to develop our manufacturing process and seek patent protections for our unique processes.
6.	Evaluate strategic acquisitions

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

Inventory and Sales

Currently, we have over 1,000 metric tons of inventory on~~-~~ hand or that is being processed. In addition, we have commitments from suppliers overseas for a significant amount of future inventory. Based on expected increasing demand, we have invested significant capital to develop and maintain relationships with growers on a global scale to ensure access to a significant percentage of the worldwide hemp crop. We source our raw materials from well established and well recognized hemp growers in Europe. We have contracts with these growers in place to insure adequate supplies going forward. We have arrangements with some of these growers to have exclusive rights to their supply. Despite this already large footprint, we continue to explore and develop other relationships to ensure that we can meet the expected demand for bulk hemp products well into the future. The Company plans to initiate growing operations in the U.S., initially on a pilot scale with the goal of becoming a national grower of product.

We continue to perfect the processing of our hemp oil. To that end, we established a research laboratory and pilot processing facility to increase our ability to purify and process cannabidiol. In the short time since its establishment, our lab has already purified natural (non-synthetic), hemp-based cannabidiol in excess of 97%, which resulted in our winning the prestigious High Times Medical Cannabis Cup in Seattle, WA in September 2013. To give perspective on this achievement, the second CBD place entry was only 54% pure (approximately). Since that time, we have won similar competitions in Amsterdam, Detroit and Los Angeles.

Changes in the Law and Development Programs

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision in the recently passed Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new federal law, written by U.S. Rep. Jared Polis (D-CO) and U.S. Sen. Mitch McConnell (R-KY), allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

Imperial Valley Research Center Project

We intend to grow a research crop 3-4 acres of certified low THC 0.3% industrial hemp at the Irrigated Desert Research Facility in Brawley, California. The scope of the research project will be to determine several factors including but not limited to the following studies:

Determining the correct seed cultivars for climatic conditions of Imperial Valley:

•	Quantify different seed oil varieties that can be produced from the crop
•	Determine seed varieties for the purpose of eventually producing foods, seed oil, building materials, plastics paints and a wide variety of other industrial products.

Additional research opportunities will focus on:

•	Explore the competitive potential of agriculture based raw material feedstock comprised of hemp
•	Study of the salinity phytotremediation in the Imperial Valley soils to illustrate that hemp can have a superior effect to create conditions where soil can become less saline and better aerated.

Colorado San Luis Valley Hemp Project

We are commencing efforts to grow a research crop 120-150 acres of certified low THC 0.3% industrial hemp in partnership with Alfonzo Albetta (Lazy Ranch Farms). The scope of the research project will be to determine several factors including but not limited to the following studies:

Determining the correct seed cultivars for climatic conditions of San Luis Valley Colorado:

•	Quantify different seed oil and fiber varieties that can be produced from the crop
•	Determine fiber varieties for the purpose of eventually producing foods, seed oil, building materials, plastics paints and a wide variety of other industrial products.

Additional research opportunities:

•	Explore the competitive potential of agriculture based raw material feedstock comprised of hemp
•	Study of climate and high altitude adjustments of seeds
•	Initiate a seed breeding program within Colorado
•	Work with several farmers who have up to 10,000 acres of farm land in the next 24 months

Acquisition of Assets – PhytoSPHERE Systems, LLC

On December 15, 2012, we entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with PhytoSPHERE Systems, LLC, a Delaware limited liability company (“PhytoSPHERE”), whereby on January 29, 2013 we acquired certain assets of PhytoSPHERE. Pursuant to the Purchase Agreement, we acquired from PhytoSPHERE tangible equipment, inventory including 460 kg of raw hemp oil, all URLs and domain names of PhytoSPHERE, all landline telephone numbers and postal addresses affiliated with PhytoSPHERE, an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products including CBD, existing bank accounts with a total balance of $50,775, vendor lists, permits, licenses and other approvals, and all rights and obligations under existing and pending supply contracts.

Under current Federal regulations, hemp may be grown in the United States only under certain conditions. However, it may legally be imported pursuant to Federal and State regulation. Our acquisition of PhytoSPHERE’s supply chain contracts allow us to secure raw hemp product from our European vendors’ self-contained hemp cultivation and hemp oil processing facilities. Pursuant to the Purchase Agreement, we acquired from PhytoSPHERE all of its rights, and assumed all of its liabilities, under contracts to secure raw hemp products from production and processing facilities in Europe, which allows us to secure raw product for the development and production of our products. We also secured the exclusive license to the name “PhytoSPHERE” and “PhytoSPHERE Systems” for use in the development and commercialization of hemp-based products.

Purchase of the PhytoSPHERE assets, has allowed us to be able to develop broadly applicable raw ingredients, incorporate these raw ingredients in our own product lines and sell raw ingredients to third parties. Through our supply relationships, we are expanding our efforts to cultivate thousands of acres of industrial hemp in special microclimates located abroad. As demand for specialty hemp oil products continues to grow, we will develop a broader supply chain beyond those acquired from PhytoSPHERE, and are currently working to establish production in the United States in accordance with federal and state law. With our suppliers, we will manage the entire growth and manufacturing operation starting from the initial planting of specialty cultivars through the monitoring of the growth cycle to harvesting the crops and producing the end products.

In payment under the Purchase Agreement, we issued 5,825,000 shares of our common stock to PhytoSPHERE and paid $950,000 in cash. The shares issued represent 17.21% of the issued and outstanding shares of our common stock as of March 28, 2014.

Purchase of Stock in KannaLife Sciences, Inc.

We acquired Series A Preferred Stock, Common Stock and Warrants to purchase Series A Preferred Stock and Common Stock in KannaLife Sciences, Inc., a Delaware corporation (“KannaLife”). Pursuant to the Stock and Warrant Purchase Agreement dated March 4, 2013 (the “Agreement”). The Company invested a total of $750,000 in cash and currently owns 24.975% of the Series A Preferred and Common Stock of KannaLife.

KannaLife is a socially responsible, phytomedical company specializing in the research and development of pharmacological products derived from plants. KannaLife was assigned a U.S. patent (6,630,507) including, among other claims, claims directed to a method of treating diseases caused by oxidative stress by administering a therapeutically effective amount of a non-psychoactive cannabinoid that has substantially no binding to the NMDA receptor. KannaLife has an exclusive license agreement with National Institutes of Health – Office of Technology Transfer through which KannaLife intends to pursue the commercial development of a new drug compound for the treatment of Hepatic Encephalopathy.

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

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today only has a few outlets in mainstream commercial and retail stores. However, we believe that as awareness grows for the “green,” environmentally-friendly products derived from hemp\cannabis, the industry will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp\cannabis.

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

Currently 100% of our sales come from Medical Marijuana, Inc. (MJNA) a stockholder in the Company, and their affiliates HempMeds PX, Red Dice Holdings, LLC/Dixie Botanicals, and Canchew Biotechnologies. The Company plans to diversify its customer base over the coming year and is engaged in building an internal sales and marketing team to support these activities.

HempMeds Agreement

On August 9, 2013, the Company entered into a Non-Exclusive License and Distribution Agreement (the “HempMeds Agreement”) with HempMeds. HempMeds is a wholly-owned subsidiary of Medical Marijuana, Inc., which owns, directly or indirectly, 4,660,000 shares of the Company’s common stock. The HempMeds Agreement grants HempMeds a non-exclusive, worldwide license and right to promote, market, sell, distribute and service the Company’s products. In addition, the Agreement grants HempMeds an exclusive license to distribute the Company’s products online through HempMeds’ websites.

The initial term of the HempMeds Agreement is effective through June 30, 2016, and shall automatically renew for additional one-year periods unless terminated by either party upon 90 days prior notice of termination.

The HempMeds Agreement sets forth the terms and conditions under which HempMeds will promote, market, sell, distribute and service the Company’s products including initial pricing for such services, which can be adjusted by the Company upon 30 days prior notice to HempMeds and the achievement of minimum purchase and sales quotas. Under the terms of the HempMeds Agreement, HempMeds will be invoiced monthly for goods shipped with payment due 15 days after the date of invoice.

Competition

There are many developers of hemp-based consumer products, many of which are under-capitalized which we consider to be viable acquisition targets. We are currently in early-stage negotiations to purchase existing product lines, sources of CBD and other assets from certain competing companies. There are also large, well-funded companies that currently do not offer hemp-based products but may do so in the future.

Intellectual Property

We have filed trademark applications on our brands, logos and marks including CannaVest, Cibaderm, Cibdex, Real Scientific Hemp Oil (RSHO), Plus CBD and CBD Simple. We review our intellectual property portfolio on a periodic basis and we will continue to broaden our portfolio in a fiscally prudent manner. We intend to file for patent protection on certain products and methods important to our business, as those processes are developed and patentable. In connection with our purchase of assets from PhytoSPHERE, we acquired all URLs and domain names of PhytoSPHERE and an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products, including CBD.

Research and Development

We opened a laboratory facility in San Diego, California in September 2013. Our lab specializes in process development and product testing. We did not incur any research and development expenses during the fiscal year ended December 31, 2012. We incurred research and development expenses of $524,476 in the year ended December 31, 2013.

Source and Availability of Raw Materials

The Company received raw materials from one supplier during 2013. The Company currently has arrangements with multiple suppliers which are expected to meet the projected needs for materials for the upcoming year.

Government Regulation

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision in the recently passed Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new federal law, written by U.S. Rep. Jared Polis (D-CO) and U.S. Sen. Mitch McConnell (R-KY), allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

Employees

As of March 28, 2014, we have eight full-time employees and no part-time employees. Michael Mona, Jr., our Chief Executive Officer and member of our Board of Directors, spends about 50 hours per week on our operations. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

We presently do not own any property. Pursuant to a commercial lease dated April 1, 2013, we lease office space of approximately 2,000 square feet located at 2688 South Rainbow Avenue, Suite B, Las Vegas, Nevada 89146, and our telephone number is (866) 290-2157.

Our landlord in the lease of our property in Las Vegas, Nevada is Wilson Building, LLC, and Edward A. Wilson, a former member of the Board of Directors, is a principal of the landlord. Under the terms of our lease, we pay rent of $1,500 per month and the lease term is on a month-to-month basis. The landlord has the right upon three (3) days advance notice to terminate our lease for failure to timely pay rent due.

We lease a laboratory facility in San Diego, California pursuant to a Commercial Lease dated August 13, 2013. Pursuant to the terms of the lease, we lease approximately 2,389 square feet of space at 3030 Bunker Hill Street, San Diego, California 92117. On March 13, 2014 we entered into a Proposal to Amend Lease. This Amendment extended the term of the lease for one additional year to August 12, 2015. In addition, the Amendment adds another 1,252 square feet of laboratory and storage space to increase to 3,641 square feet rented.

On March 27, 2014 we signed a lease for office space in San Diego, California. Pursuant to the terms of the lease, we will lease approximately 5,325 square feet of office space at a monthly cost of $12,248. The term of the lease is expected to commence on June 1, 2014 with a term of 39 months through August 31, 2017.

ITEM 3. LEGAL PROCEEDINGS

On March 18, 2014, the Company dismissed without prejudice the action filed in the Superior Court of the State of California, County of San Diego, against Dixie Holdings, LLC, Left Bank, LLC and Red Dice Holdings, LLC. The lawsuit sought recovery of not less than $736,495.98, plus interest, which represented monies owed to the Company for shipments of CBD.

On March 8, 2008, Far West Industries (“Far West”) sued Michael J. Mona, Jr., President and Chief Executive Officer of the Company, and others for damages resulting from fraud arising out of a land transaction in California. On February 23, 2012, a judgment was entered in the California Action in favor of Far West against Mr. Mona and others in the amount of $17,777,562.18. On October 18, 2012, the judgment in the California action was domesticated in Nevada and enforcement proceedings commenced including, but not limited to an examination of Mr. Mona as a judgment debtor, and garnishments of various accounts belonging to Mr. Mona. During the period, Mr. Mona loaned $3,000,000 to Roen Ventures, LLC, which was subsequently loaned to the Company. The suit alleges that the transaction was intended to prejudice creditors like Far West by concealing and wasting assets that would otherwise be available to satisfy the judgment that Far West has against Mr. Mona. Pursuant to a Second Amended Complaint filed by Far West Industries on February 20, 2014, the Company was added as a defendant to the suit. On March 17, 2014, the Company was served with the Second Amended Complaint. In summary, Far West alleges that the Company is in possession of funds as a result of an allegedly fraudulent transfer between Michael Mona, Jr., Roen Ventures, LLC, and the Company. Management plans to defend the claims to the fullest extent of the law. No determination has been made as the merit of the case or potential outcome.

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

Fiscal Year Ended December 31, 2013
	High	Low
First quarter	$18.95	$4.50
Second quarter	$20.00	$10.01
Third quarter	$39.00	$12.00
Fourth quarter	$45.00	$14.90

Fiscal Year Ended December 31, 2012
	High	Low
First quarter	$2.00	$2.00
Second quarter	$2.00	$2.00
Third quarter	$2.00	$2.00
Fourth quarter	$5.00	$2.00

No cash dividends have been paid on our common stock for the 2013 and 2012 fiscal years and no change of this policy is under consideration by our Board.

The payment of cash dividends in the future will be determined by our Board in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. There were 39 shareholders of record of our common stock on March 28, 2014.

We did not repurchase any shares of our common stock during the fiscal year covered by this report.

See the “Equity Compensation Plan Information” table in Item 12 of this Annual Report on Form 10-K

Recent Sales of Unregistered Securities

Commencing on December 2, 2013, we issued 10,000,000 shares of restricted common stock to 34 investors for an aggregate total value of $10,000,000, through March 28, 2014.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended December 31, 2013 and December 31, 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors appearing earlier in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We expect that we will need to raise approximately $15 million in the next 12 months to fund our business and have begun raising funds under a private placement. Given the small size of our company and the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances it will be available to us. If we are unable to access capital as necessary, our ability to generate revenues and to continue as a going concern will be in jeopardy.

Critical Accounting Policies

The preparation of these financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis management evaluates its critical accounting policies and estimates.

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

Acquisition of PhytoSPHERE Assets

We have accounted for the acquisition of the assets of PhytoSPHERE Systems, LLC in accordance with the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired and other tangible and intangible assets.

Investments

The Company has a 24.97% interest in KannaLife Sciences (“KannaLife”), a phyto-medical company specializing in the research and development of pharmacological products derived from plants. This investment has been accounted for under the equity method of accounting. The Company’s financial results include a loss of $310,754 representing its share of KannaLife’s net loss for the year.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business, and accounts receivable purchased by the Company from PhytoSPHERE under the PhytoSPHERE Agreement. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of December 31, 2013, the Company has recorded an allowance for doubtful accounts related to our accounts receivable in the amount of $400,000.

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of December 31, 2013 and 2012.

Amounts paid to suppliers for inventory not received is classified as prepaid inventory. Once received, the cost of inventory received is reclassified to inventory.

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104— Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists including a signed purchase order;
•	delivery has occurred;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition (“ASC Topic 605”) which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to customers and the rights of ownership have transferred from the Company to the customer.

Long-Lived Assets

In accordance with Accounting Standards Codification (ASC) Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator.

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

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. During the year ended December 31, 2013 there were no impairments or changes.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to five years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. During the year ended December 31, 2013, there were no impairments.

Recent Issued and Newly Adopted Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of a company’s financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

Year ended December 31, 2013 vs. December 31, 2012

Revenues

We had sales of $2,154,063 and gross profit of $1,273,593, representing a gross profit percentage of 59.1% for the year ended December 31, 2013 versus no sales or cost of revenues during 2012. This is the result of the Company restructuring in late 2012 and implementing its new business strategy of producing and selling health and wellness products based on Cannabidiol (CBD).

Selling, general and administrative expenses

Our selling, general and administrative expenses for the year ended December 31, 2013 consisted of accounting and administrative costs, professional fees, sales and marketing costs and other general corporate expenses. Selling, general and administrative expenses for the year ended December 31, 2013 were $2,366,450 compared to $43,018 for the year ended December 31, 2012. The increase of $2,323,432 was related to increases sales, marketing, administrative, legal and accounting expense associated with the implementation of the Company’s new business model throughout 2013. Expenses for the year ended December 31, 2013 also included a $400,000 provision for bad debts and $753,500 in amortization related to intangible assets purchased as part of the purchase of assets from PhytoSPHERE Systems LLC, that closed during 2013. The Company had no intangible assets during 2012.

Research and development expenses

Our research and development costs for the year ended December 31, 2013 were $524,476. The Company incurred no research and development costs for the year ended December 31, 2012. These costs included the cost of our laboratory facility, supplies, personnel, inventory used in process development and amounts paid to third parties for product and process development. The Company did not have those activities ongoing during 2012.

Other expenses

Interest expense was $372,109 for the year ended December 31, 2013 versus interest expense of $2,593 for the year ended December 31, 2012. Interest for the current year includes $161,583 interest accrued on the note payable to Roen Ventures plus $210,526 as amortization of the discount calculated on the note payable to Roen Ventures, LLC related to a beneficial conversion feature.

Other expenses also includes a loss of $310,754 on our investment in KannaLife Sciences, Inc. This represents our percentage of KannaLife’s total loss for the year ended December 31, 2013.

Ongoing Sources and Uses of Cash

Changes in cash flows

During the year ended December 31, 2013, cash increased by $2,243,239 to $2,243,670. At December 31, 2012, the Company had $431 in cash. The increase in cash results from the adoption of the Company’s new business model to develop and sell products containing CBD.

Net cash used in operating activities

During the year ended December 31, 2013, the Company used $4,879,234 in operating activities versus using $64,084 for the year ended December 31, 2012. The increase in cash used is a result of adoption of the Company’s new business model. A total of $2,602,166 was used on increases in inventory and prepaid inventory. In addition, $174,317 was used on prepaid expenses, $1,744,064 was used due to an increase in accounts receivable. This was offset by an increase in accounts payable of $24,622 and accrued expenses of $222,703. For the year ended December 31, 2013, net loss less depreciation and amortization resulted in a use of cash of $1,532,942 versus $45,611 in the year ended December 31, 2012. Cash used in operating activities included an decrease in accounts payable and accrued expenses of $20,223, offset by a decrease of prepaid expenses of $1,750.

Net cash used in investing activities

For the year ended December 31, 2013 the Company used $1,875,819 in investing activities. This included cash received from the acquisition of the assets of $50,775, less $226,594 used for the purchase of equipment, $950,000 paid to PhytoSPHERE Systems for the purchase of assets and $750,000 invested in KannaLife Sciences.

No cash was used in or provided by investing activities for the year ended December 31, 2012.

Net cash flows from financing activities

For the year ended December 31, 2013, a $8,998,292 was provided by financing activities. This included proceeds from the loan from Roen Ventures, LLC of $6,192,069, $2,731,423 received from the sale of common stock and $175,000 received for common stock issued in 2014. This was offset by repayment of $100,000 to Roen Ventures, LLC. For the year ended December 31, 2012, net cash flows from financing activities included $63,347 in proceeds from a related party loan.

Liquidity and Capital Resources

As of December 31, 2013, our cash balance was $2,243,670 versus a balance of $431 at December 31, 2012. At December 31, 2013 we had working capital of $7,633,717 as compared with a working capital deficit of $69 at December 31, 2012. This is a result of a net amount advanced by Roen Ventures, LLC in the amount of $6,092,069 and the issuance of 2,750,000 shares of common stock resulting in $2,154,063 in cash. Finally, the Company collected $410,732 on sales of $2,154,063 for the year ended December 31, 2013. The Company has raised an additional $7,250,000 in additional capital through a private placement memorandum during 2014.

The Company has yet to attain a level of operations which allows it to meet its current overhead. Therefore, the Company plans to raise an additional amount up to $15,000,000 through a private placement during the second quarter of 2014. We believe the Company could become cash flow positive under the current business model in the second or third quarter of 2015. This is dependent on attracting and retaining the personnel required to execute the business model and expanding the market for hemp related products. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

Off-Balance Sheet Arrangements

The Company has supply agreements in place with third party suppliers to provide for growth and supply of raw materials. These agreements provide for supplies in excess of 1,000 kg of product over the next three years. As of December 31, 2013 the Company owes approximately $5.5 million to those suppliers under the agreements.

We have no other significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2013 and 2012, begins on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, which is comprised of one person holding the offices of President and Chief Executive Officer and one person holding the offices of Treasurer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of December 31, 2013. See Inherent Limitations of Internal Controls for discussion of material weaknesses.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management has taken steps to rectify these deficiencies. The Company hired a full-time Controller in February 2014 who is focused on developing policies and procedures to require proper segregation of duties.

Management is aware that there is a lack of proper controls related to the inventory purchase cycle. Specifically, there is a lack of control functions and segregation of duties involved with purchasing and receiving inventory. This constitutes a deficiency in internal controls. The Company will implement proper controls and add additional employees to the process to improve segregation of duties.

Management is aware of a deficiency related to improper determination of the purchase price allocation for the assets acquired related to PhytoSPHERE Systems. This constitutes a deficiency in internal controls. Specifically, management determined that the purchase price used and the allocation of the purchase price as previously disclosed in the Company’s Form 10Q’s were not in accordance with GAAP. As a result of this deficiency, Forms 10Q filed by the Company for Q1, Q2 and Q3 2013 can not be relied upon as the information included therein is materially incorrect.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position	Director since the below date (1)
Michael Mona, Jr.	59	Director; President and Chief Executive Officer	January 28, 2013(2)
Bart P. Mackay	57	Director	March 14, 2013
Theodore R. Sobieski	67	Director	March 14, 2013
Edward A. Wilson	67	Director	March 14, 2013(3)
Michael Mona, III	28	Vice President, Operations	N/A(4)
Allen Shubat	59	Treasurer and Secretary	N/A(5)

(1)	Each director serves until the next annual meeting of stockholders.
(2)	Elected as President and Chief Executive Officer on November 16, 2012.
(3)	Resigned as a director on October 31, 2013.
(4)	Appointed as Vice President, Operations on July 25, 2013.
(5)	Appointed as Treasurer and Secretary on March 21, 2014.

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

Theodore R. Sobieski. Mr. Sobieski recently retired from Morgan Stanley after more than 25 years with the firm. His title was Senior Vice President-Wealth Management, Financial Planning Specialist, Financial Advisor. Mr. Sobieski’s extensive business background makes him a valuable addition to the Board.

Edward A. Wilson. Mr. Wilson has been a Director and President of Wilson & Company, a professional certified public accounting firm in Las Vegas since August 17, 1995. Mr. Wilson is a member of the American Institute of Certified Public Accountants and the Nevada Society of Certified Public Accountants, and is a President’s Associate for the University of Nevada, Reno. Mr. Wilson began his accounting career for Price Waterhouse in San Francisco, California.

Bart P. Mackay. Mr. Mackay is an attorney licensed since 1984 with emphasis in corporate finance, technology and entrepreneurial legal matters. Mr. Mackay has been a principal of Mackay Ventures, Inc. since 2001. Mr. Mackay has extensive experience in establishing and developing new enterprises both from management and operational aspects, including the formation and growth of several of his own ventures. Mr. Mackay’s extensive business background makes him a valuable addition to the Board.

Michael Mona, III. Mr. Mona graduated from the University of San Diego in 2009, with a Bachelor of Arts in Business Administration. Mr. Mona has been since 2009 a managing member of Mona Co. Development, and prior to joining the Company in 2013 was the President and Managing Member of Caps of SD LLC. Prior to joining the Company, Mr. Mona was Vice President, Product Development for Medical Marijuana, Inc., and was responsible for the development and testing of hemp-based products.

Allen Shubat. Mr. Shubat is experienced in streamlining operations and improving internal control over financial reporting, with an emphasis in corporate consolidations in the U.S. and globally. Mr. Shubat is a 20-plus year veteran working with biofuel, telecommunications, real estate investment, development, and property management firms.  From 2012 to 2014, Mr. Shubat was Controller for SG Biofuels, Inc., where he coordinated GAAP consolidated financial statements and investments in three countries.  From 2008 to 2011, Mr. Shubat was Controller for PacVentures where he oversaw accounting for 40+ business units in 5 states and 3 satellite offices, providing consolidated financial statements, tax and audit work papers. Mr. Shubat also previously worked for TelMex USA, LLC, a Carlos Slim subsidiary. There he tracked a $200MM investment portfolio in the U.S. and in South American countries. Mr. Shubat’s extensive business and accounting background makes him a valuable addition to the Company.

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

Committees of the Board of Directors

We do not have any committees of the Board, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any other committee performing a similar function. The functions of those committees are being undertaken by the Board of Directors as a whole.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board. We do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our company and current lack of directors and officers’ insurance coverage.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2013 with the exception of the late filing of one Form 3 by each of Michael Mona, III and PhytoSPHERE, the failure to file a Form 3 by Roen Ventures, LLC, and the failure to file a Form 5 by each of PhytoSPHERE, Mercia Holdings LLC, Mai Dun Limited LLC and Bart Mackay.

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

Code of Ethics

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code was filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on April 16, 2013 and is attached as Exhibit 14.1 to this Annual Report on Form 10-K.

Family Relationships

Our Vice President of Operations, Michael Mona, III, is the son of our President, Chief Executive Officer and Director, Michael Mona, Jr.

Compensation of Directors

Our directors, other than Mr. Mona, have each received compensation for their service as directors in the amount of $1,000, from inception to the date of this report. We have a formal plan for compensating our directors for their services, whereby each director, other than our Chairman, receives $500 per meeting of the Board of Directors attended. Each of our directors are expected in the future to receive stock grants as further compensation for their services.

Conflicts of Interest

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2013. The value attributable to any option awards, if any, is computed in accordance with FASB ASC 718 Share-Based-Payment (“ASC 718”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Mona, Jr.	2013	$45,923	$10,000	-0-	-0-	-0-	-0-	$7,500	$63,423
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Mona, III	2013	$44,769	$10,000	-0-	-0-	-0-	-0-	-0-	$54,769
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
H.J. Cole (1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation Arrangements

The Board of Directors approved a salary of $180,000 for our President and Chief Executive Officer on July 26, 2013. During fiscal year 2013, Mr. Mona was paid an aggregate sum of $63,423.

Mr. Michael Mona III receives a salary of $120,000 for his services as Vice President, Operations. During fiscal year 2013, Mr. Mona III was paid an aggregate sum of $54,769.

Option Grants

As of the date of this report we had not granted any options or stock appreciation rights to our named executive officers or directors. On July 25, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan which reserved 1,000,000 shares of the Company’s common stock for issuance under the 2013 Equity Incentive Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth, as of March 28, 2014, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 2688 South Rainbow Avenue, Suite B, Las Vegas, NV 89146.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
Mercia Holdings, LLC (3)	2,861,759	8.72%
Mai Dun Limited, LLC (3)	3,861,759	11.76%
Roen Ventures, LLC (3)	10,000,000	30.46%
PhytoSPHERE Systems, LLC (4)	4,925,000	15.00%
Medical Marijuana, Inc. (5)	4,660,000	14.19%
Theodore R. Sobieski	50,000	*
Michael Mona, Jr.	–	*
Bart Mackay (3)	17,823,518	54.29%
Michael Mona, III (6)	2,250,000	6.85%
All executive officers and directors as a group (four persons)	20,123,518	61.29%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 32,832,500 shares of our common stock outstanding on March 28, 2014, and are calculated as required by rules promulgated by the SEC.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.
(3)	Bart Mackay is the sole member of each of Roen Ventures, LLC, Mercia Holdings, LLC and Mai Dun Limited, LLC. The address of each of Roen Ventures, LLC, Mai Dun Limited, LLC and Mercia Holdings, LLC is S. Rancho Drive, Suite A-7, Las Vegas, Nevada 89106. Bart Mackay, the sole member of Roen Ventures, LLC, Mai Dun Limited, LLC and Mercia Holdings, LLC is deemed to have shared voting and investment power over the shares of our common stock owned by each of Roen Ventures, LLC, Mai Dun Limited, LLC and Mercia Holdings, LLC.
(4)	The address of PhytoSPHERE Systems, LLC, a subsidiary of Medical Marijuana, Inc., is 4901 Morena Blvd, Suite 701, San Diego, CA 92117.
(5)	Medical Marijuana, Inc. has beneficial ownership of 80% of shares owned by PhytoSPHERE Systems, LLC, through its 80% ownership interests of PhytoSPHERE Systems, LLC, and also owns 180,000 shares in its own name.
(6)	Michael Mona III owns 500,000 shares of record, is a beneficial owner and beneficiary of Mik Nik Trust, which owns 750,000 shares, and is a beneficial owner and trustee of Roshe-Dennis Trust, which owns 1,000,000 shares
*	Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2012, the Company did not have any equity securities authorized for issuance pursuant to any equity compensation plan.

On July 25, 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan which reserved 1,000,000 shares of the Company’s common stock for issuance under the 2013 Equity Incentive Plan. No shares or other rights have been issued or granted under the 2013 Equity Incentive Plan.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years
Outstanding at December 31, 2012	–	–	–
Granted	–	–	–
Exercised	–	–	–
Cancelled/forfeited/expired	–	–	–
Outstanding at December 31, 2013	–	–	–

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affects the Company or has affected the Company.

On November 16, 2012, the Buyers acquired a total of 5,000,000 shares of common stock of the Company (formerly known as Foreclosure Solutions, Inc.) from H.J. Cole, the Company’s former sole director and former sole officer (“Cole”), pursuant to the Stock Purchase Agreement by and among the Buyers, Cole and the Company (the “Cole Purchase Transaction”). Concurrently with the Cole Purchase Transaction, the Buyers acquired a total of 1,979,900 shares of common stock of the Company from other shareholders of the Company in a series of private transactions (the “Non-Affiliate Purchase Transactions”). The Buyers purchased all of the 6,979,900 shares in the Cole Purchase Transaction and the Non-Affiliate Purchase Transactions for an aggregate purchase price of $375,000. Upon consummation of the transactions described above, the Buyers collectively acquired 99.7% of the total issued and outstanding shares of common stock of the Company. The funds used for these share purchases were cash loaned to each of the Buyers from Mr. Stuart Titus pursuant to the terms of individual promissory notes entered into by Mr. Titus and the sole member of each of the Buyers. As disclosed above, Bart Mackay, a member of the Board, is the sole member of each of Mai Dun Limited, LLC and Mercia Holdings, LLC.

On December 2 2013, Mai Dun Limited, LLC, purchased a total of 1,000,000 shares of the common stock of the Company in a private placement at an aggregate purchase price of $1,000,000. As of March 28, 2014, Mai Dun Limited, LLC and Mercia Holdings, LLC together own 20.48% of our issued and outstanding capital stock.

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

As previously disclosed in that certain Current Report on Form 8-K filed by the Company with the SEC on March 8, 2013, on March 1, 2013, the Company issued a Promissory Note (the “Note”) to Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000.

As previously disclosed in that certain Current Report on Form 8-K filed by the Company with the SEC on July 31, 2013, on July 25, 2013, the disinterested members of our Board approved an amendment to the Note, to provide for an increase in the amount of loans to be provided in the future in an amount of up to $6,000,000 and the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance under the Note into shares of the common stock of the Company at a conversion price to be determined following the conclusion of a valuation of the common stock of the Company determined pursuant to ASC 718 Stock Compensation.

As previously disclosed in that certain Current Report on Form 8-K filed by the Company with the SEC on November 13, 2013, a Board valuation was prepared pursuant to Internal Revenue Code Section 409A and Financial Accounting Standards Board Accounting Standards Codification 718 Stock Compensation (the “Valuation”). The Valuation determined that the fair market value of the Company’s restricted, non-marketable common stock is $0.68 per share. On November 7, 2013, the disinterested members of our Board approved a second amendment to the Note to provide for a conversion price of $0.60 per share, which represents an approximate 12% discount to the fair market value of the Company’s restricted, non-marketable common stock pursuant to the Valuation.

As previously disclosed in that certain Current Report on Form 8-K filed by the Company with the SEC on January 28, 2014, on January 22, 2014, Roen Ventures delivered a Notice of Election to Convert to Common Shares (the “Conversion Notice”) pursuant to which Roen Ventures exercised its right under the Note to convert all amounts owing under the Note into shares of common stock of the Company at the set conversion price of $0.60 per share. As of the date of the Conversion Notice, the balance of the loans evidenced by the Note was $6,000,000, including all principal and interest owing thereunder. Therefore, pursuant to the Conversion Notice, on January 22, 2014, the Company issued Roen Ventures 10,000,000 shares of its common stock. As of the date of this Annual Report on Form 10-K, Bart Mackay, a member of the Board, through his two wholly-owned limited liability companies, Mercia Holdings, LLC and Mai Dun Limited, LLC, owns 100% of the interests in Roen Ventures

On December 3, 2013, Mr. Michael Mona, III, the Vice President of Operations of the Company, purchased a total of 500,000 shares of the common stock of the Company in a private placement at an aggregate purchase price of $500,000. On December 3, 2013, the Mik-Nik Trust, of which Mr. Mona, III is a beneficiary and co-trustee, purchased a total of 750,000 shares of the common stock of the Company in a private placement at an aggregate purchase price of $750,000. On March 6, 2014, the Roshe-Dennis Trust, of which Mr. Mona, III is a beneficiary and trustee purchased a total of 1,000,000 shares of the common stock of the Company in a private placement at an aggregate purchase price of $1,000,000.

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

The Company paid a total of $30,000 to Mr. Stuart Titus, a stockholder of the Company, for consulting services provided. As of December 31, 2013 Mr. Titus is no longer providing services to the Company.

For the year ended December 31, 2013, the Company recognized sales to the following related parties which represented 100% of total sales recognized:

Party	Relationship	Revenues
Medical Marijuana, Inc. (“MJNA”)	Stockholder	$92,690
HempMeds PX	80% owned by MJNA	871,315
Dixie/Red Dice Holdings	60% owned by MJNA	365,058
Canchew Biotechnologies	50% owned by MJNA	825,000
Total sales to related parties		$2,154,063

In addition, 100% of the Company’s accounts receivable balance totaling $1,740,502 are from these parties.

During the year the Company paid a total of $1,953,690 to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. However, the Board has determined that one member of our Board, Mr. Sobieski, is independent under the New York Stock Exchange Listing Manual. Prior to his retirement, the Board determined that Mr. Wilson, a former member of our Board, was independent under the New York Stock Exchange Listing Manual. We are actively seeking, and intend to appoint a second independent director as soon as we find a qualified candidate.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees, as applicable, of Turner, Stone & Company, L.L.P., our independent auditor for fiscal year 2012 and the interim period through May 6, 2013, and Anton & Chia, LLP, our independent auditor from May 7, 2013 through November 14, 2013, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2013	2012
Audit Fees(1)	$20,426	$16,230
Audit-Related Fees(2)	$–	$–
Tax Fees(3)	$3,300	$–
All Other Fees(4)	$–	$–

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

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2013 and 2012 were pre-approved by the entire Board.

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

CANNAVEST CORP. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer
Dated March 28, 2014

By	/s/ Allen Shubat
Allen Shubat Treasurer
Dated March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mona, Jr.	President, Chief Executive Officer and	March 28, 2014
Michael Mona, Jr.	Director

/s/ Bart P. Mackay	Director	March 28, 2014
Bart P. Mackay

/s/ Theodore R. Sobieski	Director	March 28, 2014
Theodore R. Sobieski

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
4.1 (2)	CannaVEST Corp. Specimen Stock Certificate
10.1 (3)	Stock Purchase Agreement, dated as of November 16, 2012, by and among Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC, Bamburgh Holdings, LLC, H.J. Cole and Foreclosure Solutions, Inc.
10.2 (3)	Stock Purchase Agreement (Non-Affiliate), dated as of November 12, 2012, by and among Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC, Bamburgh Holdings, LLC, on the one hand, and Kevin Halter, on the other hand.
10.3 (2)	Agreement for Purchase and Sale of Assets of PhytoSPHERE Systems LLC, dated December 15, 2012, by and between Foreclosure Solutions, Inc. and PhytoSPHERE Systems, LLC.
10.4 (4)	Stock and Warrant Purchase Agreement, dated March 4, 2013, by and among KannaLife Sciences, Inc., CannaVEST Corp. and Medical Marijuana, Inc.
10.5 (5)	Non-Exclusive License and Distribution Agreement by and between the Company and HempMedsPX, LLC, dated August 9, 2013 and effective as of July 1, 2013. +
10.6 (2)	CannaVEST Corp. 2013 Equity Incentive Plan.
14.1(6)	CannaVEST Corp. Code of Ethics.
21.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
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

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Commission.

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on November 30, 2012.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 8, 2013.
(5)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2013.
(6)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 16, 2013.

* Filed herewith.

CannaVEST Corp. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CannaVEST Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CannaVEST Corp. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. CannaVEST Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CannaVEST Corp. and subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
San Diego, California	PKF
March 28, 2014	Certified Public Accountants
A Professional Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CannaVEST Corp.

Dallas, Texas

We have audited the accompanying balance sheets of CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (a development stage company) (the Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and for the period December 9, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit considered internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CannaVEST Corp. at December 31, 2012 and 2011, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for each of the periods referred to above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 12, 2013

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash (Note 2)	$2,243,670	$431
Accounts receivable (net) (Note 2)	1,430,202	–
Prepaid expenses	174,317	–
Prepaid inventory	1,734,831	–
Inventory (Note 3)	2,473,322	–
Total current assets	8,056,342	431

Property & equipment (net) (Note 2)	214,128	–
Intangibles (net) (Note 5)	3,356,500	–
Goodwill (Note 5)	1,855,512	–
Accounts receivable, net of current portion (Note 2)	310,300	–
Investment in KannaLife Sciences (Note 2)	439,246	–
Total assets	$14,232,028	$431

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$24,622	$–
Accrued expenses (Note 4)	222,703	–
Common stock to be issued (Note 8)	175,000	–
Amount due to related party	300	500
Total current liabilities	422,625	500

Non-current liabilities
Line of credit - Roen Ventures, LLC, net of debt discount (Note 7)	5,502,595	–
Total liabilities	5,925,220	500

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit) (Note 8)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 15,580,000 and 7,000,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1,558	700
Additional paid-in capital	10,749,662	143,447
Accumulated deficit	(2,444,412)	(144,216)
Total stockholders’ equity (deficit)	8,306,808	(69)
Total liabilities and stockholders’ equity (deficit)	$14,232,028	$431

See accompanying notes to consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2013	2012

Product sales	$2,154,063	$–
Cost of goods sold	880,470	–
Gross Profit	1,273,593	–
Operating Expenses:
Selling, general and administrative	2,366,450	43,018
Research and development	524,476	–
Total operating expenses	2,890,926	43,018
Operating loss	(1,617,333)	(43,018)

Other expenses:
Interest expense	(372,109)	(2,593)
Loss on investment	(310,754)	–
Total other expenses	(682,863)	(2,593)
Loss before taxes	(2,300,196)	(45,611)
Provision for income taxes	–	–
NET LOSS	$(2,300,196)	$(45,611)
Loss per Share – Basic & Diluted	$(0.23)	$(0.01)
Weighted Average Number of Shares – Basic & Diluted	9,879,098	7,000,000

See accompanying notes to consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	deficit	(deficit)

Balance at December 31, 2011	7,000,000	$700	$59,800	$(98,605)	$(38,105)
Forgiveness of stockholder advances	–	–	83,647	–	83,647
Net loss	–	–	–	(45,611)	(45,611)
Balance, December 31, 2012	7,000,000	700	143,447	(144,216)	(69)
Shares issued pursuant to PhytoSPHERE acquisition (Note 5)	5,825,000	582	7,069,418	–	7,070,000
Shares issued for cash (net of expenses) (Note 8)	2,750,000	275	2,731,148	–	2,731,423
Restricted shares issued under employment agreement (Note 8)	5,000	1	5,649	–	5,650
To record beneficial conversion feature of debt (Note 7)	–	–	800,000	–	800,000
Net loss	–	–	–	(2,300,196)	(2,300,196)
Balance December 31, 2013	15,580,000	$1,558	$10,749,662	$(2,444,412)	$8,306,808

See accompanying notes to consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012
Operating activities
Net loss	$(2,300,196)	$(45,611)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	767,254	–
Amortization of debt discount	210,526	–
Bad debts	400,000	–
Loss on equity investment	310,754	–
Stock issued pursuant to employment agreement	5,650	–
Change in operating assets and liabilities:
Prepaid expense	(174,317)	1,750
Prepaid inventory	(474,321)	–
Inventory	(2,127,845)	–
Accounts receivable	(1,744,064)	–
Accounts payable	24,622	(20,223)
Accrued expenses	222,703	–
Net cash used in operating activities	(4,879,234)	(64,084)

Investing activities
Cash received on acquisition (Note 5)	50,775	–
Purchase of equipment	(226,594)	–
Cash paid on PhytoSPHERE Agreement (Note 5)	(950,000)	–
Investment in KannaLife Sciences (Note 2)	(750,000)	–
Net cash used in investing activities	(1,875,819)	–

Financing activities
Proceeds from related party loans	–	63,347
Proceeds from loan from Roen Ventures, LLC (Note 7)	6,192,069	–
Repayment of loan to Roen Ventures, LLC (Note 7)	(100,000)	–
Repayment of loan from related party	(200)	–
Common stock to be issued	175,000	–
Cash from sale of stock (net of expenses)	2,731,423	–
Net cash flows from financing activities	8,998,292	63,347

Net increase (decrease) in cash	2,243,239	(737)
Cash, beginning of year	431	1,168
Cash, end of year	$2,243,670	$431

Supplementary cash flow disclosures:
Income taxes paid	$–	$–
Interest paid	$–	$–

Supplementary disclosures of non-cash transactions:
Value of debt discount	$800,000	$–
Accounts receivable assumed from acquisition	396,438	–
Inventory assumed from acquisition	345,477	–
Prepaid inventory assumed from acquisition	1,260,510	–
Property and equipment assumed from acquisition	1,288	–
Intangible assets	4,110,000	–
Goodwill	1,855,512	–
Common stock issued for acquisition	7,070,000	–

See accompanying notes to consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (the “Company”, “we” or “us”) was originally incorporated on December 9, 2010, in the state of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. The sole director, the President, Secretary and Treasurer was H.J. Cole (“Cole”). On March 31, 2011 the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). The SEC declared the Registration Statement effective on July 29, 2011.

On November 16, 2012, Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC and Bamburgh Holdings, LLC (the “Buyers”) acquired a total of 5,000,000 shares of common stock from Cole pursuant to that certain Stock Purchase Agreement by and among the Buyers, Cole and Cannavest Corp., a Texas Corporation. Concurrently with the purchase, the Buyers acquired an additional 1,979,900 shares of common stock of the Company from other shareholders in a series of private transactions. An aggregate total of 6,979,900 shares of the Company were purchased for a total purchase price of $375,000. Upon completion of the purchase, the Buyers collectively acquired 99.7% of the total issued and outstanding shares of common stock of the Company. On January 29, 2013, the Company amended its Certificate of Formation to change its name to CannaVEST Corp. and on March 14, 2013, the Company increased the size of its Board of Directors and elected three directors.

On December 31, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction the Company acquired certain assets of PhytoSPHERE. The closing occurred on January 29, 2013. Throughout the year ended December 31, 2013, the Company issued 5,825,000 shares of common stock and paid $950,000 as payment for the assets purchased.

On July 25, 2013, the Company’s predecessor, CannaVEST Corp., a Texas corporation (“CannaVEST Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVEST Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware.

The Company’s business is that of developing, producing, marketing and selling end consumer products to the nutriceutical industry containing hemp plant extract, Cannabidoil (“CBD”) and reselling to third parties raw product acquired by the Company pursuant to its supply relationships in Europe. The Company is currently establishing pilot hemp growing operations in the United States with the goal of establishing industrial hemp operations nationally in the near future.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Cannavest Corp. and its wholly-owned subsidiaries US Hemp Oil, LLC (“USHO”) and Phytosphere Systems, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations on January 29, 2013 and is no longer considered a Development Stage Company.

Business Acquisition

We have accounted for the acquisition of the assets of PhytoSPHERE Systems, LLC in accordance with the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired and other tangible and intangible assets. (Note 5)

Investments

The Company has a 24.97% interest in KannaLife Sciences, Inc. (“KannaLife”), a phyto-medical company specializing in the research and development of pharmacological products derived from plants. This investment has been accounted for under the equity method of accounting. The Company’s financial results include a loss of $310,754 representing its share of KannaLife’s net loss for the year.

Use of estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets and the allowance for doubtful accounts. It is at least reasonably possible that a change in the estimates will occur in the near term.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of December 31, 2013 and 2012, the Company had no cash equivalents.

Concentration of credit risk

As of December 31, 2013, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $2,024,109 at December 31, 2013.

At December 31, 2013 the Company has 100% of its accounts receivables from Medical Marijuana, Inc., a stockholder of the Company, or its subsidiaries Canchew Biotechnologies, Dixie Botanicals or HempMeds PX.

Accounts receivable

Accounts receivable consists of trade accounts arising in the normal course of business, and accounts receivable purchased by the Company from PhytoSPHERE under the PhytoSPHERE Agreement. Accounts receivable are unsecured. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of December 31, 2013, the Company has recorded an allowance for doubtful accounts related to accounts receivable in the amount of $400,000.

Included in accounts receivable at December 31, 2013 is $736,496 due from Dixie Botanicals. On January 10, 2014, Medical Marijuana, Inc. (“MJNA”) agreed to assume $725,000 of the accounts receivable and write-off $11,496. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 is subject to a promissory note between the parties, whereby MJNA will make monthly payments including interest at 7% per annum over a two year period. The note is secured by MJNA’s ownership share of the Company, through MJNA’s subsidiary PhytoSPHERE Systems, LLC at two times the principal amount of the note as collateral. Accordingly, $310,300 of accounts receivable at December 31, 2013 has been classified as a long-term asset in the accompanying consolidated balance sheet.

Revenue recognition

The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to customers and the rights of ownership have transferred from the Company to the customer.

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of December 31, 2013 and 2012.

Amounts paid to suppliers for inventory not received is classified as prepaid inventory. Once received, the cost of inventory received is reclassified to inventory.

Property & equipment

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

Property and equipment at December 31, 2013 and 2012 were as follows:

	Useful Lives	2013	2012
Office furniture and equipment	3 years	$5,159	$–
Laboratory equipment	5 years	222,723	–
		227,882	–
Less: accumulated depreciation		(13,754)	–
		$214,128	$–

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

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. During the year ended December 31, 2013, there were no impairments or changes.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to five years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. During the year ended December 31, 2013 there were no impairments.

Long-Lived Assets

In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator.

Loss per Share

The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company has no dilutive shares outstanding at December 31, 2013 and 2012.

Research & Development Expense

Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2013 and 2012 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2010.

Recent Issued and Newly Adopted Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB (“Financial Accounting Standards Board”) Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of a company’s financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (“ASU 2013-02”). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No.2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	INVENTORY

Inventory is comprised of the following:

	December 31,
	2013	2012
Raw materials	$1,867,751	$–
Work in process	470,442	–
Finished goods	135,129	–
	$2,473,322	$–

4.	ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Accrued interest	$161,583	$–
Accrued payroll expenses	20,955	–
Other accrued liabilities	40,165	–
	$222,703	$–

5.	ACQUISITION OF ASSETS OF PHYTOSPHERE SYSTEMS, LLC

On December 15, 2012, we entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with PhytoSPHERE Systems, LLC, a Delaware limited liability company (“PhytoSPHERE”), whereby on January 29, 2013 we acquired certain assets of PhytoSPHERE. Pursuant to the Purchase Agreement, we acquired from PhytoSPHERE tangible equipment, inventory including 460 kg of raw hemp oil, all URLs and domain names of PhytoSPHERE, all landline telephone numbers and postal addresses affiliated with PhytoSPHERE, an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products including CBD, existing bank accounts with a total balance of $50,775, vendor lists, permits, licenses and other approvals, and all rights and obligations under existing and pending supply contracts. The Company purchased the assets of PhytoSPHERE as the basis for adoption of the Company’s new business model, which is to manufacture, market and sell products containing hemp oil. As part of the purchase price, the Company acquired intangible assets which could not be specifically identified which has been classified as goodwill on the accompanying consolidated financial statements. Goodwill represents the residual value after all identifiable assets were valued and what not valued independently and is primarily attributable to assembled workforce, operating and process know-how and potential expansion into local and global markets. We expect goodwill to be deductible for tax purposes.

As compensation for the purchase, the Company issued 5,825,000 shares of common stock and paid $950,000 in cash.

The purchase price of the acquisition was determined to be $8,020,000 based on management’s estimate of the fair market value of the business acquired. The fair market value was determined to be the more appropriate basis of valuation as the Company’s common stock was not trading and the Company had no operations at the time of acquisition in order to estimate a fair market value of Company common stock. The Company’s common stock issued was contemporanously valued with the purchase price of PhytoSHERE.

The following is the allocation of the purchase price:

Assets acquired
Tangible assets
Cash	$50,775
Accounts receivable	396,438
Inventory	345,477
Prepaid inventory	1,260,510
Fixed assets	1,288
Total tangible assets	2,054,488

Identifiable intangible assets
Vendor relationships	1,170,000
Trade name	230,000
Noncompete agreement – PhytoSPHERE Team	2,710,000
Total identifiable intangible assets	4,110,000

Unidentifiable intangible assets
Goodwill residual estimate	1,855,512
Total assets acquired from PhytoSPHERE	$8,020,000

Due to the complexity and limited information available from the selling company of PhytoSHERE, supplemental proforma information has not been presented. The operations and management of PhytoSHERE was not indicative of the current operations and strategy, accordingly, the proforma information would not be indicative of future operations or be beneficial to the users of these financial statements.

We have amortized the identifiable intangible assets using the straight-line method over a useful life of five years. We determined that the useful life of those assets are based on the term of the noncompete agreement and estimated lives of relationships acquired. Amortization of intangible assets is expected to be $822,000 for the years ending December 31, 2014, 2015, 2016 and 2017 and $68,500 for the year ending December 31, 2018.

Intangible assets consist of the following at December 31, 2013,

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$214,500	$955,500
Trade name	230,000	42,167	187,833
Noncompete agreement	2,710,000	496,833	2,213,167
	$4,110,000	$753,500	$3,356,500

Amortization expense for the year ended December 31, 2013 totaled $753,500.

6.	RELATED PARTIES

During the year ended December 31, 2013, the Company made a payment of $2,001 for rent expense to MonaCo Development, an entity owned 100% by Michael J. Mona, Jr, the Company’s President and Chief Executive Officer. Additionally, the Company made a payment of $7,500 to Mr. Mona for services provided prior to the consummation of an employment agreement between the Company and Mr. Mona.

The Company paid a total of $30,000 to Mr. Stuart Titus, a stockholder of the Company, for consulting services provided. As of December 31, 2013, Mr. Titus is no longer providing services to the Company.

Bart Mackay, a Board Director of the Company owns 100% of Roen Ventures, LLC through two wholly-owned limited liability companies, Mai Dun, Ltd., and Mercia Holdings, LLC. Further, Mr. Mackay received $2,000 in fees paid for services provided to the Company.

As of December 31, 2013, the Company owes Roen Ventures, LLC a total of $6,092,069 under a Promissory Note (Note 7). Under the terms of the note, Roen Ventures, LLC has the option to convert the balance owed, up to $6,000,000 into common shares of the Company at a conversion price of $0.60 per share. In addition, the Company owed Roen $161,583 in accrued interest under the note at December 31, 2013.

Michael J. Mona, Jr., the President and Chief Executive Officer of the Company previously held a 50% interest in Roen Ventures, LLC which he subsequently sold to Mr. Mackay during 2013. Mr. Mona is the current manager of Roen Ventures, LLC.

For the year ended December 31, 2013, the Company recognized sales to the following related parties which represented 100% of total sales recognized:

Party	Relationship	Revenues
Medical Marijuana, Inc. (“MJNA”)	Stockholder	$92,690
HempMeds PX	80% owned by MJNA	871,315
Dixie/Red Dice Holdings	60% owned by MJNA	365,058
Canchew Biotechnologies	50% owned by MJNA	825,000
Total sales to related parties		$2,154,063

In addition, 100% of the Company’s accounts receivable totalling $1,740,502 are from these parties.

During the year the Company paid a total of $1,953,690 to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

7.	LINE OF CREDIT – ROEN VENTURES, LLC

On March 1, 2013, the Company issued a Promissory Note (the “Note”) to Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000, subsequently increased to $6,000,000. As of December 31, 2013, the principal balance of the Note was $6,092,069. The Note is an unsecured obligation of the Company accruing interest at 5% that is due on July 25, 2015. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 31, 2013, the disinterested members of our Board of Directors (the “Board”) approved an amendment to the terms of the Note to increase the credit line to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price determined following the conclusion of a valuation of the Company’s common stock. The valuation determined pursuant to ASC 718 Stock Compensation that the fair market value of our restricted common stock was $0.68 per share. On November 7, 2013, disinterested members of the Board approved an amendment to the Note to allow for conversion of the Note at a conversion price equal to $0.60 per share, which represents a discount of approximately 12% off the fair market value of our restricted common stock.

The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value on the date of the amendment for $6,000,000 on July 25, 2013 to be $800,000. The Company calculated the beneficial conversion feature at its intrinsic value. Accordingly, the beneficial conversion feature has been accounted for as a debt discount to the Note and will be amortized using the effective interest method as interest expense over the remaining life of the Note or upon conversion, if sooner. The amortization of debt discounts for the year ended December 31, 2013 is $210,526 and is included in interest expense in the accompanying consolidated statement of operations. The remaining amount of discount at December 31, 2013 is $589,474.

As of December 31, 2013, Roen Ventures, LLC had informed the Board it intends to convert the outstanding balance of the Note into shares of common stock of the Company. On January 22, 2014, Roen Ventures LLC delivered a Notice of Election to Convert to Common Shares. As a result, in January 2014 the Company issued a total of 10,000,000 shares of the Company’s common stock under the terms of the Conversion Notice.

8.	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of December 31, 2013 and 2012, the Company had 15,580,000 and 7,000,000 shares of common stock issued and outstanding, respectively. During the year, the Company issued a total of 5,825,000 shares of common stock to PhytoSPHERE in connection with the Company’s acquisition of assets from PhytoSPHERE. (Note 5).

The Company issued a total of 5,000 shares of common stock in two separate grants of 2,500 each to an employee under an employment agreement. The agreement calls for an additional grant of 2,500 shares each quarter through June 2015.

On November 7, 2013, the Board of Directors approved the terms of an offering of up to $10 million of its restricted common stock in a private placement to accredited investors at a price of $1.00 per share. The offering was conducted pursuant to Rule 506(b) of Regulation D, as promulgated by the SEC under the Securities Act of 1933, as amended. As of December 31, 2013, the Company sold a total of 2,750,000 shares under the offering and received net proceeds of $2,731,423. As of December 31, 2013, $175,000 was received for 175,000 shares that were issued subsequent to year end.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock.

Options/Warrants

As of December 31, 2013 and 2012, there were no outstanding options or warrants for the purchase of the Company’s common stock. On July 25, 2013, the stockholders approved the Company’s 2013 Equity Incentive Plan (the “Plan”) which reserves 1,000,000 shares of the Company’s common stock for issuance under the Plan. There are currently no option shares outstanding under the Plan.

9.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its office space pursuant to a month-to-month lease agreement dated April 1, 2013, which provides for a monthly rent of $1,500. The landlord is a limited liability company of which a former director of the Company is the sole member.

On March 18, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1,000 kg of product. In addition the Company entered into a consulting agreement with the third party supplier to provide consulting oversight for the growth and production of the product from the period beginning March 1, 2013 through August 30, 2014. There is currently $3,333,143 remaining to be paid under the contract.

On December 19, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1 million kilograms of raw product to the Company. There is approximately $2,207,200 remaining to be paid under the contract.

On August 13, 2013, the Company entered into a lease for approximately 2,400 square feet laboratory space in San Diego, California. The monthly base rent was approximately $4,200 per month for a term of 12 months. Total rent expense for the years ended December 31, 2013 and 2012 were $99,080 and $0, respectively.

Contingencies

On March 8, 2008, Far West Industries (“Far West”) sued Michael J. Mona, Jr, President and Chief Executive Officer of the Company and others for damages resulting from fraud arising out of a land transaction in California. On February 23, 2012, a judgment was entered in the California Action in favor of Far West against Mona and others in the amount of $17,777,562. On October 18, 2012, the judgment in the California action was domesticated in Nevada and enforcement proceedings commenced including, but not limited to an examination of Mona as a judgment debtor, and garnishments of various accounts belonging to Mona. During the period, Mona loaned $3M to Roen Ventures, which was subsequently loaned to the Company. The suit alleges that the transaction was intended to prejudice creditors like Far West by concealing and wasting assets that would otherwise be available to satisfy the judgment that Far West has against Mona. Pursuant to a Second Amendment Complaint filed by Far West Industries on February 20, 2014, the Company was added as a defendant to the suit. On March 17, 2014, the Company was served with a complaint from Far West Industries. In summary, Far West alleges that the Company is in possession of funds as a result of an allegedly fraudulent transfer between Michael Mona, Jr., Roen Ventures, LLC, and the Company. Management plans to defend Plaintiff’s claims to the fullest extent of the law. No determination has been made as the merit of the case or potential outcome.

10.	INCOME TAXES

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. At December 31, 2013 and 2012, the Company established valuation allowances equal to the full amount of its deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$466,161	$50,476
Allowance for doubtful accounts	159,338	–
Intangible assets	141,730	–
Investment in KannaLife Sciences	123,787	–
Other	113,399	–
	1,004,415	50,476
Deferred tax liabilities:
Property and equipment	(43,658)	–
Total deferred tax assets	960,757	50,476
Valuation allowance	(960,757)	(50,476)
Net deferred tax assets	$–	$–

The valuation allowance increased $910,281 and $50,476 for years ended December 31, 2013 and 2012 respectively.

At December 31, 2013, the Company has Federal and state net operating loss (“NOL”) carryforwards of approximately $1,184,000 and $1,092,000, respectively, which are available to offset future taxable income and which begin to expire in 2023. This loss carryforwards will likely be further limited pursuant to Internal Revenue Code Section 382 due to the change in control.

The differences between the expected income tax benefit and the actual recorded income tax benefit computed using a statutory federal rate of 34% is as follows for the years ended December 31,

	2013	2012
Income tax benefit at statutory rate	$(782,067)	$(15,694)
State taxes	(132,094)	–
Permanent items	3,880	–
Change in valuation allowance	910,281	15,694
Total provision	$–	$–

11.	SUBSEQUENT EVENTS

On January 22, 2014, Roen Ventures delivered a Notice of Election to Convert to Common Shares. As a result, in January 2014 the Company issued a total of 10,000,000 shares of the Company’s common stock under the terms of the Conversion Notice. On January 28, 2014, remaining accrued interest and an overage on the note with an aggregate total of $279,522 was repaid to Roen Ventures by the Company.

From January 1, 2014 through March 28, 2014, the Company completed the offering of its restricted common stock resulting in the issuance of an additional 7,250,000 shares of common stock for gross proceeds of $7,250,000.

On March 25, 2014, we entered into a proposal to amend the lease of our laboratory facility. This amendment extends the term of the lease for one additional year to August 12, 2015. In addition, the amendment adds another 1,252 square feet of laboratory and storage space to increase to 3,641 square feet rented. Monthly payments under the lease total $6,320.

On March 27, 2014 we signed a lease for office space in San Diego, California. Pursuant to the terms of the lease, we will lease approximately 5,325 square feet of office space at a monthly cost of $12,248. The term of the lease is expected to commence on June 1, 2014 with a term of 39 months through August 31, 2017.

