Form 10-Q/A
period 2013-03-31
CannaVEST Corp.
filed 2014-04-24
CIK 1510964

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 2)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number

333-173215

CannaVEST Corp.

(Exact name of registrant as specified in its charter)

DELAWARE	80-0944870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 17, 2013, the issuer had 8,900,000 shares of issued and outstanding common stock, par value $.0001.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q/A (“Amendment No. 2”) amends Amendment No. 1 of the Quarterly Report of CannaVEST Corp. (the “Company”) on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 30, 2013 (the “Amendment 1”). This Amendment No. 2 is being filed for the purpose of restating our Financial Statements, amending related disclosure in the section titled Management’s Discussion and Analysis of Financial Condition and in the Notes to Financial Statements and conforming the disclosures in the Notes to Financial Statements to those contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This restatement is related to the reporting of the purchase price and allocation thereof related to the purchase of certain assets of PhytoSPHERE Systems, LLC. We have determined that the purchase price and allocation of the purchase price originally reported did not represent the fair market value of the transaction in accordance with accounting principals generally accepted in the United States. In addition, management determined that sales and cost of sales originally reported for the quarter ended March 31, 2013 were incorrect. This Amendment No. 2 will include corrections of those amounts and resulting changes to the financial statements.

We have not updated the information contained herein for events occurring subsequent to May 30, 2013, the filing date of the Original Filing.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAVEST CORP.

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	Unaudited
	Restated (Note 3)
ASSETS
Current Assets
Cash	$200,146	$431
Accounts Receivable	1,478,813	–
Total Current Assets	1,678,959	431

Other Current Assets
Prepaid Inventory	1,454,716	–
Inventory - Raw Oil	850,027	–
Total Other Current Assets	2,304,743	–

Total Current Assets	3,983,702	431

Property and Equipment, Net	1,288	–

Other Assets
Intangibles, Net (Note 3,4)	3,973,000	–
Goodwill (Note 3,4)	1,855,512	–
Investment in KannaLife (Note 5)	250,000	–
Total Other Assets	6,078,512	–

TOTAL ASSETS	$10,063,502	$431

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$280,538	$–
Amount Due to Related Party	–	500
Other Current Liabilities
PhytoSPHERE Agreement (Note 4)	6,927,640	–
Total Current Liabilities	7,208,178	500

Long Term Liabilities
Line of Credit - Roen Ventures, LLC (Note 7)	1,080,500	–
Total Long Term Liabilities	1,080,500	–

TOTAL LIABILITIES	8,288,678	500

Commitments (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock - par value $0.0001; 190,000,000 shares authorized; 7,900,000 and 7,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	790	700
Additional Paid in Capital	1,235,717	143,447
Retained Earnings/Accumulated Deficit	538,317	(144,216)

TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	1,774,824	(69)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$10,063,502	$431

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAVEST CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
	Unaudited	Unaudited
	Restated (Note 3)

Product Sales	$1,082,375	$–

Cost of Goods Sold	205,450	–

Gross Profit	876,925	–

Expense

General and Administrative Expenses	194,392	16,922

Total Expense	194,392	16,922

NET INCOME (LOSS)	$682,533	$(16,922)

Earnings per Share	$0.09	$0.00

Weighted Average Number of Shares – Basic and Diluted	7,616,584	7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAVEST CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2012 (audited)	7,000,000	$700	$143,447	$(144,216)	$(69)

Shares issued for first installment of PhytoSPHERE Agreement Restated (Note 3)	900,000	90	1,092,270	–	1,092,360

Net Income – Restated (Note 3)	–	–	–	682,533	682,533

Balance March 31, 2013 (Unaudited) Restated (Note 3)	7,900,000	$790	$1,235,717	$538,317	$1,774,824

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAVEST CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

UNAUDITED

RESTATED (NOTE 3)

	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES
Net Income (Loss)	$682,533	$(16,922)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Amortization	137,000	–
Change in operating assets and liabilities:
Prepaid expense	–	875
Prepaid inventory	(194,206)	–
Inventory	(504,550)	–
Accounts receivable	(1,082,375)	–
Accounts payable	280,538	9,591
Net cash flows used in operating activities	(681,060)	(6,456)

INVESTING ACTIVITIES
Cash received on acquisition	50,775	–
Investment in KannaLife Sciences	(250,000)	–

Net cash flows used in investing activities	(199,225)	–

FINANCING ACTIVITIES
Proceeds from loan from Roen Ventures, LLC	1,080,500	–
Proceeds from (repayment of) loan from related party	(500)	5,500

Net cash flows from financing activities	1,080,000	5,500

Net increase (decrease) in cash	199,715	(956)

Cash, beginning of period	431	1,168

Cash, end of period	$200,146	$212

NON CASH TRANSACTION

Accounts receivable assumed from acquisition	$396,438	$–
Inventory assumed from acquisition	345,477	–
Prepaid inventory	1,260,510	–
Property and equipment assumed from acquisition	1,288	–
Goodwill	1,855,512	–
Intangible assets	4,110,000	–
Amount due from PhytoSPHERE agreement	(6,927,640)	–
Common Shares issued for PhytoSPHERE Transaction	(1,092,360)	–

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAVEST CORP.

RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BUSINESS

CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (the “Company”, “we” or “us”) was incorporated on December 9, 2010, in the state of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, the Company was not able to secure financing for this business plan and on November 16, 2012 the shareholders owning 6,979,900 of the outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction, the former officer and director resigned and control of the Company changed. In addition, the Company's business offices moved from Dallas, Texas to Las Vegas, Nevada. On January 29, 2013, the Company amended its Certificate of Formation to change its name to CannaVEST Corp. and on March 14, 2013, the Company increased the size of its board of directors and elected three directors.

On December 15, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction the Company acquired certain assets of PhytoSPHERE (the “Transaction”). The closing of the Transaction occurred on January 29, 2013, at which time the Company took delivery of the acquired assets and made its first installment payment by issuing 900,000 shares of common stock. On April 4, 2013, the Company made its second installment payment by issuing 1,000,000 shares of common stock.

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012 filed with the SEC on the Company’s Annual Report on Form 10-K filed on April 16, 2013. The results of the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Business Acquisition

We have accounted for the PhytoSPHERE Transaction in accordance with the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired and other tangible and intangible assets. (Note 4)

Use of Estimates

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

Concentration of Credit Risk

As of March 31, 2013, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC and SEC guidance which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time.

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

Earnings (loss) per Share

The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of common stock shares outstanding during the period. Diluted EPS is computed based on the weighted average number of common stock shares outstanding plus all potentially dilutive common stock shares outstanding during the period. The Company had no dilutive common stock shares outstanding at March 31, 2013 and 2012.

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

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). The amendments in ASU No. 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. RESTATEMENT

During the audit for the year ended December 31, 2013, it was determined that the previously issued financial statements for the three months ended March 31, 2013 required corrections for errors described below:

a)	The financial statements for the three months ended March 31, 2013 recognized revenue and accounts receivable of $192,625 and cost of goods sold of $296,050 that should not have been recognized. Revenues and accounts receivable in the amount of $192,625 related to the sales value of inventory that was transferred to a manufacturer for inclusion in finished goods and an error in calculating the price of the ending inventory as of the end of the period. Cost of goods sold in the amount of $296,050 related to the cost of inventory sent for manufacturing in the amount of $39,865 being included in cost of goods sold and $256,185 relating to errors related to calculating ending inventory.

b)	Not all of the prepaid inventory purchased as part of the PhytoSPHERE Transaction in the amount of $1,260,510 was included in the financial statements as of March 31, 2013. This resulted in an overstatement of intangible assets and an understatement of prepaid inventory for the period. Prepaid inventory represents the amount of inventory purchased but not yet received prior to closing the Transaction, the rights to receive the inventory and subsequent receipt of inventory transferred to the Company upon closing of the Transaction.

c)	Amortization expense as reported in the financial statements for the three months ended March 31, 2013, in the amount of $378,167, was in error. Based on the restated value of assets purchased from PhytoSPHERE, intangible assets totaled $4,110,000. Restated amortization on those assets for the three months ended March 31, 2013, is $137,000, representing a decrease of $241,167 for the period. This resulted in an overstatement of amortization expense and operating expenses of $241,167.

d)	Intangible assets as presented in the financial statements as of March 31, 2013 were in error. The financial statements previously included $34,045,000 of intangible assets acquired in connection with the PhytoSPHERE Transaction, which were labeled as goodwill on the statement of cash flows and classified as intangible assets on the balance sheet. As determined by the valuation of the assets purchased under the PhytoSPHERE Agreement, intangible assets totaled $4,110,000 and goodwill totaled $1,855,512. The effect of this error resulted in overstatement of intangible assets of $28,079,488.

e)	The amount previously reported as due to PhytoSPHERE pursuant to the Agreement as of March 31, 2013 was reported as $30,500,000. This was calculated based on a Transaction amount of $35,000,000 and a set per share price between $4.50 and $6.00 under the Agreement. In reviewing the price that the Company’s common stock was trading at during the year, subsequent to March 31, 2013, management determined that using a per share price to value the Transaction may not represent a true measure of the fair market value of the Transaction and that obtaining a valuation of the assets purchased from PhytoSPHERE would be required in order to determine the fair market value of the business acquired. Accordingly, management determined that the valuation of $8,020,000 represented a more reliable measure of the fair value of the Transaction. As a result of that valuation, the per share price for shares of common stock issued to PhytoSPHERE was adjusted to $1.21 to reflect the revised value of the Transaction. Accordingly, the amount recorded upon issuance of the shares of common stock to PhytoSPHERE and the total amount due to PhytoSPHERE was adjusted to reflect the value of the Transaction. As a result, the amount shown as due to PhytoSPHERE was overstated by $23,572,360. Further, the value of the shares of common stock issued through March 31, 2013 to PhytoSPHERE was overstated by $3,407,640.

f)	Inventory as originally reported in the financial statements as of March 31, 2013, was understated by $125,027. This was a result of an overstatement of cost of goods sold in the amount of $296,050, offset by an adjustment for the value of inventory acquired from PhytoSPHERE in the amount of $171,023.

The effect of these adjustments on the condensed balance sheet as of March 31, 2013 is summarized below (the letters included in brackets below refer to the lettered paragraphs above):

	As previously reported	Adjustment	As restated
Accounts receivable (a)	$1,671,438	$(192,625)	$1,478,813
Prepaid inventory (b)	194,206	1,260,510	1,454,716
Inventory (a) (f)	725,000	125,027	850,027
Intangible assets (net) (c) (d)	33,656,833	(29,683,833)	3,973,000
Goodwill (d)	–	1,855,512	1,855,512
Amount due under the PhytoSPHERE Agreement (e)	30,500,000	(23,572,360)	6,927,640
Additional paid in capital (e)	4,643,357	(3,407,640)	1,235,717
Retained earnings (a) (c)	193,725	344,592	538,317

The effect of theses adjustments on the condensed statement of operations for the three months ended March 31, 2013 is as follows:

	As previously reported	Adjustment	As restated
Revenue (a)	$1,275,000	$(192,625)	$1,082,375
Cost of goods sold (a)	501,500	(296,050)	205,450
General and administrative expenses (c)	435,559	(241,167)	194,392
Net income (a) (c)	337,941	344,592	682,533
Earnings per share (a) (c)	0.04	0.05	0.09

The effect of theses adjustments on the condensed statement of cash flows for the three months ended March 31, 2013 is as follows:

	As previously reported	Adjustment	As restated
Net income (a) (c)	$337,941	$344,592	$682,533
Amortization expense (c)	378,167	(241,167)	137,000
Prepaid inventory (b)	–	(194,206)	(194,206)
Inventory (a) (f)	(402,707)	(101,843)	(504,550)
Accounts receivable (a)	(1,275,000)	192,625	(1,082,375)

4. ACQUISITION OF ASSETS OF PHYTOSPHERE SYSTEMS, LLC

On December 15, 2012, we entered into the Agreement with PhytoSPHERE, whereby on January 29, 2013 we acquired certain assets of PhytoSPHERE. Pursuant to the Agreement, we acquired from PhytoSPHERE tangible equipment, inventory including 460 kg of raw hemp oil, all URLs and domain names of PhytoSPHERE, all landline telephone numbers and postal addresses affiliated with PhytoSPHERE, an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products including CBD, existing bank accounts with a total balance of $50,775, vendor lists, permits, licenses and other approvals, and all rights and obligations under existing and pending supply contracts. The Company purchased the assets of PhytoSPHERE as the basis for adoption of the Company’s new business model, which is to manufacture, market and sell products containing hemp oil. As part of the purchase price, the Company acquired intangible assets which could not be specifically identified which has been classified as goodwill on the accompanying condensed financial statements. Goodwill represents the residual value after all identifiable assets were valued and what not valued independently and is primarily attributable to the assembled workforce, operating and process know-how and potential expansion into local and global markets. We expect goodwill to be amortizable for tax purposes.

At closing the Company issued 900,000 shares of common stock to PhytoSPHERE in satisfaction of its first installment payment. On April 4, 2013 the Company made its second installment payment by issuing 1,000,000 shares of common stock to PhytoSPHERE.

The purchase price of the acquisition was determined to be $8,020,000 based on management’s estimate of the fair market value of the business acquired. The fair market value was determined to be the more appropriate basis of valuation as the Company’s common stock had little, if any, trading volume and the market price of the stock at that time did not constitute a reliable indicator of its present or future value. Additionally, the Company’s operations at the time of the of the closing of the Transaction consisted of product development, building infrastructure and pursuing strategic alliances and investments and the acquisition of the PhytoSPHERE assets provided the Company with its initial source of revenue. The Company’s common stock issued was contemporaneously valued with the purchase price of PhytoSPHERE.

The following is the allocation of the purchase price:

Assets acquired
Tangible assets
Cash	$50,775
Accounts receivable	396,438
Inventory	345,477
Prepaid inventory	1,260,510
Fixed assets, net	1,288
Total tangible assets	2,054,488

Identifiable intangible assets
Vendor relationships	1,170,000
Trade name	230,000
Noncompete agreement – PhytoSPHERE Team	2,710,000
Total identifiable intangible assets	4,110,000

Unidentifiable intangible assets
Goodwill residual estimate	1,855,512
Total assets acquired from PhytoSPHERE	$8,020,000

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

We have amortized the identifiable intangible assets using the straight-line method over a useful life of five years. We determined that the useful life of those assets are based on the term of the noncompete agreement purchased and estimated useful lives of the relationships acquired. Amortization of intangible assets is expected to be $753,500 for the year ending December 31, 2013, $822,000 for the years ending December 31, 2014, 2015 and 2016 and $342,500 for the year ending December 31, 2017.

Intangible assets consist of the following at March 31, 2013,

Description	Original Fair Market Value	Accumulated Amortizaton	Net
Vendor relationships	$1,170,000	$39,000	$1,131,000
Trade name	230,000	7,667	222,333
Noncompete agreement	2,710,000	90,333	2,619,667
	$4,110,000	$137,000	$3,973,000

Amortization expense for the three months ended March 31, 2013 totaled $137,000.

5. INVESTMENT IN KANNALIFE SCIENCES, INC.

On March 4 and April 11, 2013, pursuant to a Stock and Warrant Purchase Agreement (the “Purchase Agreement”), the Company acquired a total of 2,039,626 shares of Series A Preferred Stock, 11,960,000 shares of the common stock of KannaLife Sciences, Inc. (“KannaLife”) and warrants to purchase common stock in KannaLife, a Delaware corporation and phyto-medical company specializing in the research and development of pharmacological products derived from plants. These share holdings constitute a 16.65% share of the issued and outstanding Series A Preferred Stock and the issued and outstanding common stock of KannaLife as of April 12, 2013. The shares were acquired through two payments of $250,000 each and included the exercise of a portion of the Company’s common stock warrant. The Purchase Agreement also contemplates two additional closings of $250,000 on or before July 1, 2013 and October 1, 2013. The Company paid the first installment of $250,000 as of March 31, 2013.

6. RELATED PARTY TRANSACTIONS

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

100% of the Company’s revenue of $1,082,375 for the three months ended March 31, 2013 and accounts receivable totaling $1,478,813 as of March 31, 2013, were from affiliates of Medical Marijuana, Inc., a stockholder of the Company.

7. LINE OF CREDIT - ROEN VENTURES, LLC

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

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of March 31, 2013 and December 31, 2012, the Company had 7,900,000 and 7,000,000 shares of common stock issued and outstanding, respectively. On January 29, 2013, the Company issued 900,000 shares of common stock to PhytoSPHERE in connection with the Company’s acquisition of assets from PhytoSPHERE and in satisfaction of the first payment obligation to PhytoSPHERE (Note 4). On April 4, 2013, the Company issued 1,000,000 shares of common stock to PhytoSPHERE in satisfaction of its second payment obligation to PhytoSPHERE (Note 4).

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock.

Options/Warrants

As of March 31, 2013 and December 31, 2012, there were no outstanding options or warrants for the purchase of the Company's common stock.

9. COMMITMENTS

The Company leases its office space pursuant to a month to month lease agreement beginning April 1, 2013 and which provides for a monthly rent of $1,500. The landlord is a limited liability company of which a director of the Company is the sole member.

On March 18, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1,000 kg of product. In addition, the Company entered into a consulting agreement with the third party supplier to provide consulting oversight for the growth and production of the product from the period beginning March 1, 2013 through August 30, 2014. As of March 31, 2013, the Company owed approximately $4.9 million to those suppliers under these agreements.

10. SUBSEQUENT EVENTS

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

The following information should be read in conjunction with the information contained in the unaudited Condensed Financial Statements included within this Quarterly Report on Form 10-Q/A for the period ended March 31, 2013 (this “Report”) and the Notes thereto, which form an integral part of this Report.

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

Plan of Operations

Our Planned Operating Segments

We plan to diversify our business primarily into three operating segments:

•	Securing and supplying raw hemp product for sale to third parties;

•	Developing, producing, marketing and selling consumer products to the nutriceutical industry containing CBD; and

•	Investing in companies in our industry.

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

Results for the three months ended March 31, 2013 and 2012

Revenues and Cost of Goods Sold

For the three months ended March 31, 2013, the Company realized revenues of $1,082,375 and resulting gross profit of $876,925 related to the sale of raw materials to third parties. The Company realized no revenues for the three months ended March 31, 2012.

General and Administrative Expenses

For the three months ended March 31, 2013 the Company incurred General and Administrative costs in the amount of $194,392 compared with $16,972 for the three months ended March 31, 2012. $137,000 of this increase is related to amortization of the intangible assets acquired as part of the PhytoSPHERE Agreement. The remainder of the increase is related to the cost of restructuring the Company, negotiating the PhytoSPHERE Agreement and implementation of its revised business strategy related to developing, producing, marketing and selling end consumer products to the nutriceutical industry containing CBD and reselling to third parties raw product acquired by the Company.

Liquidity and Capital Resources

As of March 31, 2013, the Company had a cash balance of $200,146. In addition, the Company has $919,500 available pursuant to the terms of the Roen Ventures, LLC line of credit evidenced by a promissory note as discussed in Note 7 to our financial statements, which has been our primary source of liquidity. We will need to raise additional funds through the issuance of debt or sale of our securities in order to continue funding our ongoing operations through fiscal year 2013.

Our common stock currently trades on the OTCBB under the symbol “CANV.”

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since the Company was formed on December 9, 2010, it has had no revenue and has generated losses from operations. At March 31, 2013, the Company had a working capital deficit of $(3,224,476) and retained earnings of $538,317. The working capital deficit is primarily a result of an amount of $6,927,640 due as a result of the acquisition of a license and certain assets of PhytoSPHERE and the line of credit from Roen Ventures, LLC. Through March 31, 2013, the Company borrowed $1,080,500 under the Roen Ventures, LLC line of credit. These funds were used in ongoing operations, to fund the Company’s payment obligations pursuant to the investment in KannaLife Sciences, Inc., purchase raw product for resale and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

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

Off-Balance Sheet Arranagements

The Company has supply agreements in place with third party suppliers to provide for growth and supply of raw materials. These agreements provide for supplies in excess of 1,000 kg of product over the next three years. As of March 31, 2013, the Company owed approximately $4.9 million to those suppliers under these agreements.

The Company has no other off-balance sheet agreements that have or are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources of the Company.

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

In addition, management is aware of a material weakness related to improper determination of the purchase price and purchase price allocation for the assets acquired from PhytoSPHERE. This constitutes a deficiency in internal control over financial reporting. Specifically, management determined that the purchase price used and the allocation of the purchase price as previously disclosed in the Company’s Quarterly Report on Form 10-Q/A as filed with the SEC on May 30, 2013, were not in accordance with GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Not required for “smaller reporting companies.”

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On January 29, 2013, we issued 900,000 shares of restricted common stock to PhytoSPHERE pursuant to the terms of the Agreement in satisfaction of our first payment obligation due under the Agreement The 900,000 shares were valued at $1,092,360 based on the valuation of the business acquired, as discussed in Notes 3 and 4 to the Financial Statements filed with this Quarterly Report on Form 10-Q/A.

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

CANNAVEST CORP.

April 24, 2014	By:	/s/ Michael Mona, Jr.
Michael Mona, Jr. (President, Secretary and Treasurer)

