Form 10-Q/A
period 2013-06-30
CannaVEST Corp.
filed 2014-04-24
CIK 1510964

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1) amends the Quarterly Report of CannaVEST Corp. (the “Company”) on Form 10-Q for the quarter ended June 30, 2013 as filed with the Securities and Exchange Commission on August 13, 2013 (the “10-Q”). This Amendment No. 1 is being filed for the purpose of restating our Financial Statements, amending related disclosure in the section titled Management’s Discussion and Analysis of Financial Condition and in the Notes to the Financial Statements and conforming the disclosures in the Notes to the Financial Statements to those contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

This restatement is related to the reporting of the purchase price and allocation thereof related to the purchase of certain assets of PhytoSPHERE Systems, LLC. We have determined that the purchase price and allocation of the purchase price originally reported did not represent the fair market value of the transaction in accordance with accounting principals generally accepted in the United States. This Amendment will include corrections of those amounts and resulting changes to the financial statements.

We have not updated the information contained herein for events occurring subsequent to August 13, 2013, the filing date of the Original Filing.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	Unaudited
	Restated (Note 3)
ASSETS
Current Assets
Cash	$76,670	$431
Accounts Receivable	1,561,496	–
Total Current Assets	1,638,166	431

Other Current Assets
Prepaid Inventory	975,471	–
Inventory	2,177,823	–
Total Other Current Assets	3,153,294	–

Total Current Assets	4,791,460	431

Property and Equipment, Net	18,315	–

Other Assets
Goodwill (Note 4)	1,855,512	–
Intangibles, Net (Note 4)	3,767,500	–
Investment in KannaLife (Note 5)	500,000	–
Total Other Assets	6,123,012	–

TOTAL ASSETS	$10,932,787	$431

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$27,134	$–
Accrued Interest	20,523	–
Amount Due to Related Party	300	500
Other Current Liabilities
PhytoSPHERE Agreement (Note 4)	4,963,906	–
Total Current Liabilities	5,011,863	500

Long Term Liabilities
Line of Credit - Roen Ventures, LLC (Note 7)	3,280,500	–
Total Long Term Liabilities	3,280,500	–

TOTAL LIABILITIES	8,292,363	500

Commitments (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock - par value $0.0001; 190,000,000 shares authorized; 8,900,000 and 7,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	890	700
Additional Paid in Capital	2,449,351	143,447
Retained Earnings (Accumulated Deficit)	190,183	(144,216)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,640,424	(69)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$10,932,787	$431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(RESTATED NOTE 3)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Product Sales	$107,683	$–	$1,190,058	$–

Cost of Goods Sold	16,292	–	221,742	–

Gross Profit	91,391	–	968,316	–

Operating Expenses:
General & Administrative	419,002	11,352	613,394	27,396

Operating income (loss)	(327,611)	(11,352)	354,922	(27,396)

Interest expense	(20,523)	(974)	(20,523)	(1,852)

Income (loss) before taxes	(348,134)	(12,326)	334,399	(29,248)

Provision for income taxes	–	–	–	–

NET INCOME (LOSS)	$(348,134)	$(12,326)	$334,399	$(29,248)

Earnings (loss) per Share	$(0.04)	$(0.00)	$0.04	$(0.00)

Weighted Average Number of Shares – Basic & Diluted	8,867,033	7,000,000	8,246,961	7,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, December 31, 2012 (audited)	7,000,000	$700	$143,447	$(144,216)	$(69)

Shares issued for payment under PhytoSPHERE Agreement Restated (Note 3)	1,900,000	190	2,305,904	–	2,306,094

Net income (loss) Restated (Note 3)	–	–	–	334,399	334,399

Balance June 30, 2013 (unaudited) Restated (Note 3)	8,900,000	$890	$2,449,351	$190,183	$2,640,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

UNAUDITED

RESTATED (Note 3)

	For the six months ended,
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income (loss)	$334,399	$(29,248)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Amortization of intangible assets	342,500	–
Change in operating assets and liabilities:
Prepaid expense	–	1,750
Prepaid inventory	285,039	–
Accounts receivable	(1,165,058)	–
Inventory	(1,832,346)	–
Accounts payable and accrued expenses	47,657	9,143
Net cash flows used in operating activities	(1,987,809)	(18,355)

INVESTING ACTIVITIES
Cash received on acquisition	50,775	–
Purchase of property and equipment	(17,027)	–
Cash paid on PhytoSPHERE agreement	(750,000)	–
Investment in KannaLife	(500,000)	–
Net cash flows used in investing activities	(1,216,252)	–

FINANCING ACTIVITIES
Proceeds from loan from Roen Ventures, LLC	3,280,500	–
Proceeds from loan from related party	–	17,300
Repayment of loan from related party	(200)	–
Net cash flows from financing activities	3,280,300	17,300

Net increase (decrease) in cash	76,239	(1,055)
Cash, beginning of period	431	1,168
Cash, end of period	$76,670	$113

NON CASH TRANSACTION
Accounts receivable assumed from acquisition	$396,438	–
Inventory assumed from acquisition	345,477	–
Prepaid inventory assumed from acquisition	1,260,510	–
Property and equipment assumed from acquisition	1,288	–
Intangible assets	4,110,000	–
Goodwill	1,855,512	–
Amount due from PhytoSPHERE Agreement	(4,963,906)	–
Common Shares issued for PhytoSPHERE Transaction	(2,306,094)	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

RESTATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On December 15, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction the Company acquired certain assets of PhytoSPHERE (the “Transaction”). The closing of the Transaction occurred on January 29, 2013, at which time the Company took delivery of the acquired assets and made its first installment payment by issuing 900,000 shares of common stock. On April 4, 2013, the Company made its second installment payment by issuing 1,000,000 shares of common stock. During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash and issued 1,208,334 shares of common stock on July 23, 2013.

On May 23, 2013, the Company incorporated two subsidiaries in the State of Nevada, US Hemp Oil, LLC and Phytosphere Systems, LLC. The Company is the sole member of both entities.

The Company’s business is that of developing, producing, marketing and selling end consumer products to the nutriceutical industry containing hemp plant extract, Cannabidoil (“CBD”) and reselling to third parties raw product acquired by the Company pursuant to its supply relationships in Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries US Hemp Oil LLC (“USHO”) and Phytosphere Systems LLC. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All references to GAAP are in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012, filed with the SEC on the Company’s Annual Report on Form 10-K filed on April 16, 2013. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Concentration of Credit Risk

As of June 30, 2013, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. There was no allowance for doubtful accounts at June 30, 2013 and December 31, 2012.

Revenue Recognition

The Company recognizes revenue in accordance with ASC and SEC guidance which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time.

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for inventory at June 30, 2013 and December 31, 2012.

Property and Equipment

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

Earnings (Loss) per Share

The Company calculates loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had no dilutive shares outstanding at June 30, 2013 and 2012.

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

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). The amendments in ASU No. 2013-04 provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

3. RESTATEMENT

During the audit for year ended December 31, 2013, it was determined that the previously issued financial statements for the three and six months ended June 30, 2013 required corrections for errors described below:

a)	Amortization expense as previously reported for the three and six months ended June 30, 2013, in the amounts of $573,325 and $951,492, respectively, was in error. Based on the restated value of assets purchased from PhytoSPHERE, intangible assets totaled $4,110,000. Restated amortization on those assets for the three and six months ended June 30, 2013 is $205,500 and $342,500, respectively. This resulted in an overstatement of amortization expense and operating expenses of $367,825 and $608,992 for the three and six months ended June 30, 2013, respectively.

b)	Intangible assets previously reported in the financial statements as of June 30, 2013 were in error. The financial statements previously reported $5,947,387 of intangible assets acquired in connection with the PhytoSPHERE Transaction. As determined by the valuation of the assets purchased under the PhytoSPHERE Agreement, intangible assets totaled $4,110,000. This overstatement of $1,837,387 was partially offset by an overstatement of accumulated amortization of $608,992 as noted above. The resulting overstatement of intangible assets at June 30, 2013 was $1,228,395.

c)	Goodwill previously reported in the financial statements at June 30, 2013 was overstated by $25,142,613. The goodwill reported was $26,998,125, previously determined based on a transaction amount of $35,000,000 for the PhytoSPHERE Transaction. The valuation of acquired assets set a value of goodwill of $1,855,512. The difference of $25,142,613 represents the difference between these two amounts.

d)	The amount previously reported as due to PhytoSPHERE pursuant to the PhytoSPHERE Agreement at June 30, 2013 was reported as $23,750,000. This was calculated based on a Transaction amount of $35,000,000 and a set per share price between $4.50 and $6.00 under the PhytoSPHERE Agreement. In reviewing the price that the Company’s common stock was trading at during the year, subsequent to June 30, 2013, management determined that using a per share price to value the Transaction may not represent a true measure of the fair market value of the Transaction and that obtaining a valuation of the assets purchased from PhytoSPHERE would be required in order to determine the fair market value of the business acquired. Accordingly, management determined that the valuation of $8,020,000 represented a more reliable measure of the fair value of the Transaction. As a result of that valuation, the per share price for shares of common stock issued to PhytoSPHERE was adjusted to $1.21 to reflect the revised value of the Transaction. Accordingly, the amount recorded upon issuance of the shares of common stock to PhytoSPHERE and the total amount due to PhytoSPHERE was adjusted to reflect the value of the Transaction. As a result, the amount due to PhytoSPHERE was revised to $4,963,906 and the value of common stock reflected for the shares of common stock issued as payment in the Transaction was $2,306,094. As a result, the amount shown as due to PhytoSPHERE at June 30, 2013 was overstated by $18,786,094 and the amount recorded for the shares of common stock issued to PhytoSPHERE through June 30, 2013 was overstated by $8,193,906.

e)	The amounts recorded as changes to inventory and accounts receivable on the statement of cash flows for the six months ended June 30, 2013 were adjusted by $1 to reflect rounding adjustments.

The effect of these adjustments on the condensed consolidated balance sheet as of June 30, 2013 is summarized below (the letters included in brackets below refer to the lettered paragraphs above):

	As previously reported	Adjustment	As restated
Intangible assets (net) (a)(b)	$4,995,895	$(1,228,395)	$3,767,500
Goodwill (c)	26,998,125	(25,142,613)	1,855,512
Amount due under the PhytoSPHERE Agreement (d)	23,750,000	(18,786,094)	4,963,906
Additional paid in capital (d)	10,643,257	(8,193,906)	2,449,351
Retained earnings (accumulated deficit) (a)	(418,809)	608,992	190,183

The effect of theses adjustments on the condensed consolidated statement of operations for the three months ended June 30, 2013 is as follows:

	As previously reported	Adjustment	As restated
General and administrative expenses (a)	$1,131,660	$(712,658)	$419,002
Net income (loss) (a)	(1,060,792)	712,658	(348,134)
Earnings (loss) per share (a)	(0.12)	0.08	(0.04)

The effect of theses adjustments on the condensed consolidated statement of operations for the six months ended June 30, 2013 is as follows:

	As previously reported	Adjustment	As restated
General and administrative expenses (a)	$1,222,386	$(608,992)	$613,394
Net income (loss) (a)	(274,593)	608,992	334,399
Earnings (loss) per share (a)	(0.03)	0.07	0.04

The effect of theses adjustments on the condensed consolidated statement of cash flows for the six months ended June 30, 2013 is as follows:

	As previously reported	Adjustment	As restated
Net income (loss) (a)	$(274,593)	$608,992	$334,399
Amortization expense (a)	951,492	(608,992)	342,500
Inventory (e)	(1,832,345)	(1)	(1,832,346)
Accounts receivable (e)	(1,165,059)	1	(1,165,058)

4. ACQUISITION OF ASSETS OF PHYTOSPHERE SYSTEMS, LLC

On December 15, 2012, we entered into the PhytoSPHERE Agreement with PhytoSPHERE, whereby on January 29, 2013 we acquired certain assets of PhytoSPHERE. Pursuant to the Purchase Agreement, we acquired from PhytoSPHERE tangible equipment, inventory including 460 kg of raw hemp oil, all URLs and domain names of PhytoSPHERE, all landline telephone numbers and postal addresses affiliated with PhytoSPHERE, an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products including CBD, existing bank accounts with a total balance of $50,775, vendor lists, permits, licenses and other approvals, and all rights and obligations under existing and pending supply contracts. The Company purchased the assets of PhytoSPHERE as the basis for adoption of the Company’s new business model, which is to manufacture, market and sell products containing hemp oil. As part of the purchase price, the Company acquired intangible assets which could not be specifically identified which has been classified as goodwill on the accompanying condensed consolidated financial statements. Goodwill represents the residual value after all identifiable assets were valued and what not valued independently and is primarily attributable to the assembled workforce, operating and process know-how and potential expansion into local and global markets. We expect goodwill to be amortizable for tax purposes.

At closing the Company issued 900,000 shares of common stock to PhytoSPHERE in satisfaction of its first installment payment. On April 4, 2013 the Company made its second installment payment by issuing 1,000,000 shares of common stock to PhytoSPHERE. During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash and on July 23, 2013, issued 1,208,334 shares of common stock to PhytoSPHERE.

The purchase price of the acquisition was determined to be $8,020,000 based on management’s estimate of the fair market value of the business acquired. The fair market value was determined to be the more appropriate basis of valuation as the Company’s common stock had little, if any, trading volume and the market price of the stock at that time did not constitute a reliable indicator of its present or future value. Additionally, the Company’s operations at the time of the of the closing of the Transaction consisted of product development, building infrastructure and pursuing strategic alliances and investments and the acquisition of the PhytoSPHERE assets provided the Company with its initial source of revenue. The Company’s common stock issued was contemporanously valued with the purchase price of PhytoSPHERE.

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

We have amortized the identifiable intangible assets using the straight-line method over a useful life of five years. We determined that the useful life of those assets are based on the term of the purchased noncompete agreement and estimated useful lives of the relationships acquired. Amortization of intangible assets is expected to be $753,500 for the year ending December 31, 2013, $822,000 for the years ending December 31, 2014, 2015 and 2016 and $342,500 for the year ending December 31, 2017.

Intangible assets consist of the following at June 30, 2013,

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$97,500	$1,072,500
Trade name	230,000	19,167	210,833
Noncompete agreement	2,710,000	225,833	2,484,167
	$4,110,000	$342,500	$3,767,500

Amortization expense for the three and six months ended June 30, 2013 is $205,500 and $342,500, respectively.

5. INVESTMENT IN KANNALIFE SCIENCES, INC.

On March 4 and April 11, 2013, pursuant to a Stock and Warrant Purchase Agreement (the “Purchase Agreement”), the Company acquired a total of 2,039,626 shares of the Series A Preferred Stock of KannaLife, 11,960,000 shares of KannaLife’s common stock and warrants to purchase additional shares of common stock in KannaLife. KannaLife is a Delaware corporation and phyto-medical company specializing in the research and development of pharmacological products derived from plants. These share holdings constituted a 16.65% share of the issued and outstanding Series A Preferred Stock and common stock of KannaLife as of June 30, 2013. The shares were acquired through two payments of $250,000 each and included the exercise of a portion of the Company’s common stock warrant. The Purchase Agreement also contemplates two additional closings of $250,000 on or before July 1, 2013 and October 1, 2013. The Company paid the first of these installment as of June 30, 2013.

6. RELATED PARTY TRANSACTIONS

On March 1, 2013, the Company entered into a lending arrangement with Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), which is owned 50% by the Company’s President and Chief Executive Officer who is also a director, Michael Mona, Jr. The Promissory Note (the “Note”) issued to Roen Ventures provides a line of credit up to $4,000,000, bears interest at 5.0% and is unsecured. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2013, on July 25, 2013, the disinterested members of our Board of Directors (the “Board”) approved an amendment to the terms of the Note to increase the line of credit to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price to be determined following the conclusion of a valuation of the common stock of the Company. There are no specific repayment terms except that all unpaid principal and accrued interest under the Note is due and payable on July 25, 2015. As of June 30, 2013, the Company had a balance of $3,280,500 on this Note. Management has not yet determined the value of the conversion feature.

At June 30, 2013, 100% of the Company’s revenue of $107,683 and $1,190,058 for the three and six months ended June 30, 2013, respectively, and accounts receivable totaling $1,561,496 at June 30, 2013, were from affiliates of Medical Marijuana, Inc., a stockholder of the Company.

7. LINE OF CREDIT – ROEN VENTURES, LLC

As discussed in Note 6 above, on March 1, 2013, the Company entered into a lending arrangement with Roen Ventures, which is owned 50% by the Company’s President and Chief Executive Officer who is also a director, Michael Mona, Jr. The Note issued to Roen Ventures provides a line of credit up to $4,000,000, bears interest at 5.0% and is unsecured. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 31, 2013, on July 25, 2013, the disinterested members of the Company’s Board of Directors approved an amendment to the terms of the Note to increase the line of credit to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price to be determined following the conclusion of a valuation of the common stock of the Company. There are no specific repayment terms except that all unpaid principal and accrued interest under the Note is due and payable on July 25, 2015. As of June 30, 2013, the Company had a balance of $3,280,500 on this Note. Management has not yet determined the value of the conversion feature.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of June 30, 2013 and December 31, 2012, the Company had 8,900,000 and 7,000,000 shares of common stock issued and outstanding, respectively. On January 29, 2013, the Company issued 900,000 shares of common stock to PhytoSPHERE in connection with the Company’s acquisition of assets from PhytoSPHERE and in satisfaction of the first payment obligation to PhytoSPHERE (Note 4). On April 4, 2013, the Company issued 1,000,000 shares of common stock to PhytoSPHERE in satisfaction of its second payment obligation to PhytoSPHERE (Note 4). On July 23, 2013, the Company issued 1,208,334 shares of common stock to PhytoSPHERE in partial satisfaction of its third payment obligation to PhytoSPHERE (Note 4). The Company satisfied its remaining obligation to PhytoSPHERE on the third payment by payment of cash.

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

The Company has supply agreements in place with third party suppliers to provide for growth and supply of raw materials. These agreements provide for supplies in excess of 1,000 kg of product over the next three years. As of June 30, 2013, the Company owed approximately $4.5 million to those suppliers under these agreements.

10. SUBSEQUENT EVENTS

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

The following information should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (this “Report”), and the Notes thereto, which form an integral part of this Report.

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

To date, our operations have consisted of supplying our raw product to third parties. We anticipate launching our first product to large commercial buyers in the third quarter of 2013, and having products on the market available to consumers shortly thereafter. Our line of products is expected to grow throughout the year – by year-end 2013 we anticipate a full line of CBD and hemp-related consumer products.

In order to accomplish our business plan, we will need to finalize the development of our products and implement a marketing and sales program designed to establish brand awareness and consumer acceptance of our products. To date, the sole source of our working capital has been a line of credit of up to $4,000,000 from Roen Ventures, LLC (“Roen Ventures”). As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2013, on July 25, 2013, the disinterested members of our Board of Directors approved an amendment to the terms of the credit line with Roen Ventures to increase the credit line to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the credit line into shares of the common stock of the Company at a conversion price to be determined following the conclusion of a valuation of the common stock of the Company. In addition, we expect to realize revenue to fund our working capital needs through the sale of raw product to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw product to third parties and the Roen Ventures line of credit. If not, we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company.

The Company was originally incorporated as Foreclosure Solutions, Inc. on December 9, 2010, in the State of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, the Company was not able to secure financing for this business plan and on November 16, 2012, the shareholders owning 6,979,900 of the outstanding shares sold their shares in private transactions to four buyers. Commensurate with this transaction, the former sole officer and director of the Company resigned and control of the Company changed all as further described in the Amendment to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013.

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

Results for the three months ended June 30, 2013 and 2012

Revenues and Cost of Goods Sold

For the three months ended June 30, 2013, the Company realized revenues of $107,683 and resulting gross profit of $91,391 related to the sale of raw materials to third parties. The Company realized no revenues for the three months ended June 30, 2012. The increase in revenues is due to the revised business plan of the Company, enacted for fiscal year 2013 to sell hemp oil and related products. During fiscal year 2012, the Company had not begun operations under the prior business model as it was unable to secure financing for that business model.

General and Administrative Expenses

For the three months ended June 30, 2013 the Company incurred General and Administrative costs in the amount of $419,002 compared with $11,352 for the three months ended June 30, 2012. This increase is related to the cost of ramping up the operations of the Company and implementation of its revised business strategy related to the developing, producing, marketing and selling products containing hemp plant extract, CBD, and reselling raw product acquired by the Company to third parties. This amount also includes $205,500 of amortization of vendor relationships and non-compete agreements acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by and between the Company and PhytoSPHERE Systems, LLC (“PhytoSPHERE”) on December 15, 2012.

Results for the six months ended June 30, 2013 and 2012

Revenues and Cost of Goods Sold

For the six months ended June 30, 2013, the Company realized revenues of $1,190,058 and resulting gross profit of $968,316 related to the sale of raw materials to third parties. The Company realized no revenues for the six months ended June 30, 2012. The increase in revenues is due to the revised business plan of the Company, enacted for fiscal year 2013 to sell hemp oil and related products. During fiscal year 2012, the Company had not begun operations under the prior business model as it was unable to secure financing for that business model.

General and Administrative Expenses

For the six months ended June 30, 2013, the Company incurred General and Administrative costs in the amount of $613,394 compared with $27,396 for the six months ended June 30, 2012. This increase is related to the cost of ramping up the operations of the Company and implementation of its revised business strategy related to the development, production, marketing and selling products containing hemp plant extract, CBD, and reselling raw product acquired by the Company to third parties. This amount also includes $342,500 of amortization of vendor relationships and non-compete agreements acquired through the PhytoSPHERE Agreement.

Liquidity and Capital Resources

As of June 30, 2013, the Company had a cash balance of $76,670. In addition, as of June 30, 2013, the Company had $719,500 available pursuant to the terms of the Roen Ventures line of credit, which has been our primary source of liquidity. We will need to raise additional funds through the issuance of debt or sale of our equity securities in order to continue funding our ongoing operations through fiscal year 2013.

The Company is a party to contracts for the growth and processing of hemp oil product to be delivered over the period beginning August 1, 2013 and ending August 31, 2014. The total amount remaining to be paid under such contracts is approximately 2.74 million Euros or approximately $3.56 million through May 31, 2014.

Our common stock currently trades on the OTCBB under the symbol “CANV”.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2013, the Company had a working capital deficit of $(3,500,903) and retained earnings of $190,183. The working capital deficit is primarily a result of an amount of $4,963,906, due as a result of the acquisition of a license and certain assets of PhytoSPHERE and the line of credit from Roen Ventures. Through June 30, 2013, the Company borrowed $3,280,500 under the Roen Ventures line of credit. These funds were used in ongoing operations, to fund the Company’s payment obligations pursuant to the investment in KannaLife Sciences, Inc., to purchase raw product for resale and explore investment opportunities. The Company needs to raise additional capital from external sources in order to sustain operations while executing its business plan. The Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

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

Off Balance Sheet Arrangements

The Company has supply agreements in place with third party suppliers to provide for growth and supply of raw materials. These agreements provide for supplies in excess of 1,000 kg of product over the next three years. As of June 30, 2013, the Company owed approximately $4.5 million to those suppliers under these agreements.

We have no other off-balance sheet agreements that have or are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources of the Company.

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

In addition, management is aware of a material weakness related to improper determination of the purchase price and purchase price allocation for the assets acquired related to PhytoSPHERE. This constitutes a deficiency in internal control over financial reporting. Specifically, management determined that the purchase price used and the allocation of the purchase price as previously disclosed in the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2013, were not in accordance with accounting principles generally accepted in the United States of America.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On April 4, 2013, we issued 1,000,000 shares of restricted common stock to PhytoSPHERE pursuant to the terms the PhytoSPHERE Agreement in satisfaction of our second payment obligation due under the PhytoSPHERE Agreement. The 1,000,000 shares were valued at $1,213,734 based on the valuation of the business acquired, as discussed in Notes 3 and 4 to the Financial Statements filed with this Quarterly Report on Form 10-Q/A.

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

