Form 10-Q/A
period 2013-09-30
CannaVEST Corp.
filed 2014-04-24
CIK 1510964

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (“Amendment No. 2”) amends the Quarterly Report of CannaVEST Corp. (the “Company”) on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2013, as amended by the Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 21, 2013 (collectively, the “10-Q”). This Amendment No. 2 is being filed for the purpose of restating our Financial Statements, amending related disclosure in the section titled Management’s Discussion and Analysis of Financial Condition and in the Notes to the Financial Statements and conforming the disclosures in the Notes to the Financial Statements to those contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	Unaudited
	Restated (Note 3)
ASSETS
Current Assets
Cash	$165,908	$431
Accounts Receivable	1,661,733	–
Total Current Assets	1,827,641	431

Other Current Assets
Prepaid Inventory	1,194,346	–
Inventory	2,394,419	–
Total Other Current Assets	3,588,765	–

Total Current Assets	5,416,406	431

Equipment, Net	199,060	–

Other Assets
Intangible Assets, Net (Note 4)	3,562,000	–
Goodwill (Note 4)	1,855,512	–
Investment in KannaLife (Note 5)	650,000	–
Total Other Assets	6,067,512	–

TOTAL ASSETS	$11,682,978	$431

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$123,583	$–
Accrued Interest	87,931	–
Equipment Loan Payable	30,000	–
Amount Due to Related Party	300	500
Other Current Liabilities
PhytoSPHERE Agreement (Note 4)	1,314,878	–
Total Current Liabilities	1,556,692	500

Long Term Liabilities
Line of Credit - Roen Ventures, LLC, net of debt discount	4,210,195	–
Total Long Term Liabilities	4,210,195	–

TOTAL LIABILITIES	5,766,887	500

Commitments (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock - par value $0.0001; 190,000,000 shares authorized; 11,741,667 and 7,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,174	700
Additional Paid in Capital	6,535,495	143,447
Accumulated Deficit	(620,578)	(144,216)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,916,091	(69)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$11,682,978	$431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited and Restated (Note 3)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Product Sales	$163,662	$–	$1,353,720	$–

Cost of Goods Sold	48,551	–	270,293	–

Gross Profit	115,111	–	1,083,427	–

Operating Expenses:
General & administrative	653,872	8,875	1,267,266	36,271
Research & development	137,496	–	137,496	–

Total Expense	791,368	8,875	1,404,762	36,271
Operating loss	(676,257)	(8,875)	(321,335)	(36,271)

Interest expense	(134,504)	(964)	(155,027)	(2,816)
Loss before taxes	(810,761)	(9,839)	(476,362)	(39,087)

Provision for income taxes	–	–	–	–

NET LOSS	$(810,761)	$(9,839)	$(476,362)	$(39,087)

Loss per Share	$(0.08)	$(0.00)	$(0.05)	$(0.01)

Weighted Average Number of Shares – Basic & Diluted	10,010,055	7,000,000	8,841,117	7,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2013

	Common Stock		Additional Paid In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, December 31, 2012 (audited)	7,000,000	$700	$143,447	$(144,216)	$(69)

Shares issued for payments under PhytoSPHERE Agreement – Restated (Note 3)	4,741,667	474	5,754,648	–	5,755,122

To record the value of the beneficial conversion feature of debt	–	–	637,400	–	637,400

Net loss – Restated (Note 3)	–	–	–	(476,362)	(476,362)

Balance September 30, 2013 (unaudited)	11,741,667	$1,174	$6,535,495	$(620,578)	$5,916,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED AND RESTATED (NOTE 3)

	For the nine months ended,
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES
Net Loss	$(476,362)	$(39,087)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	548,000	–
Depreciation	3,427	–
Amortization of debt discount	67,095	–
Change in operating assets and liabilities:
Prepaid expenses	–	1,750
Prepaid inventory	66,164	–
Inventory	(2,048,942)	–
Accounts receivable	(1,265,295)	–
Accounts payable and accrued expenses	211,514	6,732
Net cash used in operating activities	(2,894,399)	(30,605)

INVESTING ACTIVITIES
Cash received on acquisition	50,775	–
Purchase of equipment	(201,199)	–
Cash paid on PhytoSPHERE Agreement	(950,000)	–
Investment in KannaLife Sciences	(650,000)	–
Net cash used in investing activities	(1,750,424)	–

FINANCING ACTIVITIES
Proceeds from related party loans	–	29,600
Proceeds from loan from Roen Ventures, LLC	4,780,500	–
Proceeds from equipment loan, net of repayment	30,000	–
Repayment of loan from related party	(200)	–
Net cash flows from financing activities	4,810,300	29,600

Net increase (decrease) in cash	165,477	(1,005)
Cash, beginning of period	431	1,168
Cash, end of period	$165,908	$163

NON CASH TRANSACTIONS

Value of debt discount	$637,400	–
Accounts receivable assumed from acquisition	396,438	–
Inventory assumed from acquisition	345,477	–
Prepaid inventory assumed from acquisition	1,260,510	–
Property and equipment assumed from acquisition	1,288	–
Intangible assets	4,110,000	–
Goodwill	1,855,512	–
Amount due to PhytoSPHERE Agreement	(1,314,878)	–
Common Shares issued for PhytoSPHERE transaction	(5,755,122)	–

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

On December 15, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction the Company acquired certain assets of PhytoSPHERE (the “Transaction”). The closing of the Transaction occurred on January 29, 2013, at which time the Company took delivery of the acquired assets and made its first installment payment by issuing 900,000 shares of common stock. On April 4, 2013, the Company made its second installment payment by issuing 1,000,000 shares of common stock. During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash. The Company issued 1,208,334 shares of common stock on July 23, 2013 and 1,633,3333 shares of common stock on September 23, 2013 to satisfy its 3rd quarter 2013 payment obligation.

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

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Concentration of Credit Risk

As of September 30, 2013, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. There was no allowance for doubtful accounts at September 30, 2013 and December 31, 2012.

Revenue Recognition

The Company recognizes revenue in accordance with the ASC and SEC guidance which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time.

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for inventory at September 30, 2013 and December 31, 2012.

Inventory is comprised of the following:

	September 30,
	2013	2012
Raw materials	$2,014,091	$–
Work in process	311,885	–
Finished goods	68,443	–
	$2,394,419	$–

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

Loss per Share

The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had no dilutive shares outstanding at September 30, 2013 and 2012.

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

3. RESTATEMENT

During the audit for year ended December 31, 2013, it was determined that the previously issued financial statements for the three and nine months ended September 30, 2013 required corrections for errors described below:

a)	Amortization expense as reported in the financial statements for the three and nine months ended September 30, 2013, in the amount of $529,230 and $1,480,722, respectively, was in error. Based on the restated value of assets purchased from PhytoSPHERE, intangible assets totaled $4,110,000. Restated amortization on those assets for the three months ended September 30, 2013 is $205,500, representing a decrease in amortization expense and operating expenses of $323,730 for the period. Amortization expense for the nine months ended September 30, 2013 was $548,000 representing a decrease in amortization expense and operating expenses of $932,722 for the period.

b)	Intangible assets as presented in the financial statements as of September 30, 2013 were in error. The financial statements previously reported $4,466,666 in net intangible assets acquired in connection with the PhytoSPHERE Transaction. As restated, the amount of net intangible assets is $3,562,000. The decrease of $904,666 is a result of a difference of $1,837,387 between $5,947,387 in intangible assets originally recorded and $4,110,000 in intangible assets determined by the valuation of assets purchased from PhytoSPHERE. This was partially offset by a difference of $932,722 of accumulated amortization recorded as of September 30, 2013.

c)	Goodwill reported in the financial statements at September 30, 2013, was understated by $1,855,512. The goodwill as originally reported was $26,998,125, previously determined based on a transaction amount of $35,000,000 for the PhytoSPHERE Transaction, which was offset by an impairment to goodwill of $26,998,125 for a net carrying value of $0. The valuation of acquired assets, discussed below, set a value of goodwill of $1,855,512, with no impairment being recorded.

d)	The amount previously reported as due to PhytoSPHERE pursuant to the PhytoSPHERE Agreement at September 30, 2013 was reported as $6,499,998. This was calculated based on a Transaction amount of $35,000,000 and a set per share price between $4.50 and $6.00 under the PhytoSPHERE Agreement. In reviewing the price that the Company’s common stock was trading at during the year, subsequent to September 30, 2013, management determined that using a per share price to value the Transaction may not represent a true measure of the fair market value of the Transaction and that obtaining a valuation of the assets purchased from PhytoSPHERE would be required in order to determine the fair market value of the business acquired. Accordingly, management determined that the valuation of $8,020,000 represented a more reliable measure of the fair value of the Transaction. As a result of that valuation, the per share price for shares of common stock issued to PhytoSPHERE was adjusted to $1.21 to reflect the revised value of the Transaction. Accordingly, the amount recorded upon issuance of the shares of common stock to PhytoSPHERE and the total amount due to PhytoSPHERE was adjusted to reflect the value of the Transaction. As a result, the amount due to PhytoSPHERE was revised to $1,314,878 and the value of common stock reflected for the shares of common stock issued as payment in the Transaction was $5,755,122. As a result, the amount shown as due to PhytoSPHERE at September 30, 2013 was overstated by $5,185,120 and the amount recorded for the shares of common stock issued to PhytoSPHERE through September 30, 2013 was overstated by $21,794,880.

e)	General and administrative expenses originally reported for the three and nine months ended September 30, 2013 were overstated by $461,226 and $1,070,218, respectively. Amortization expense was overstated by $323,730 for the three months ended September 30, 2013 and $932,722 for the nine months ended September 30, 2013 due to a difference in the value of intangible assets originally recorded of $5,947,387 and $4,110,000, as determined based on the valuation of assets acquired by PhytoSPHERE discussed above. In addition, $137,496 in research and development expenses were originally included in general and administrative expenses for both the three and nine months ended September 30, 2013 which have been reclassified as research and development expenses.

f)	For the three and nine months ended September 30, 2013, the Company originally reported impairment to goodwill in the amount of $26,998,125, which represented the entire amount of goodwill originally reported. As determined in the valuation of assets purchased from PhytoSPHERE discussed above, goodwill was determined to be $1,855,512. The Company has determined that there should no impairment to goodwill, as adjusted, at September 30, 2013.

The effect of these adjustments on the condensed consolidated balance sheet as of September 30, 2013 is summarized below (the letters included in brackets below refer to the lettered paragraphs above):

	As previously reported	Adjustment	As restated
Intangible assets (net) (a)(b)	$4,466,666	$(904,666)	$3,562,000
Goodwill (c)	–	1,855,512	1,855,512
Amount due under the PhytoSPHERE Agreement (d)	6,499,998	(5,185,120)	1,314,878
Additional paid in capital (d)	28,330,375	(21,794,880)	6,535,495
Accumulated deficit (a)(e)(f)	(28,551,425)	27,930,846	(620,579)

The effect of theses adjustments on the condensed consolidated statement of operations for the three months ended September 30, 2013 is as follows:

	As previously reported	Adjustment	As restated
General and administrative expenses (a) (e)	$1,115,098	$(461,226)	$653,872
Impairment of goodwill (f)	26,998,125	(26,998,125)	–
Research and development expenses (e)	–	137,496	137,496
Net income (loss) (a)	(28,132,616)	27,321,855	(810,761)
Earnings per share (a)	(2.81)	2.73	(0.08)

The effect of theses adjustments on the condensed consolidated statement of operations for the nine months ended September 30, 2013 is as follows:

	As previously reported	Adjustment	As restated
General and administrative expenses (a) (e)	$2,337,484	$(1,070,218)	$1,267,266
Impairment of goodwill (f)	26,998,125	(26,998,125)	–
Research and development expenses (e)	–	137,496	137,496
Net income (loss) (a) (f)	(28,407,209)	27,930,847	(476,362)
Earnings per share (a)	(3.21)	3.16	(0.05)

The effect of theses adjustments on the condensed consolidated statement of cash flows for the nine months ended September 30, 2013 is as follows:

	As previously reported	Adjustment	As restated
Net income (loss) (a)	$(28,407,209)	$27,930,847	$(476,362)
Amortization expense (a)	1,480,722	(932,722)	548,000
Impairment of goodwill (f)	26,998,125	(26,998,125)	–

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

At closing the Company issued 900,000 shares of common stock to PhytoSPHERE in satisfaction of its first installment payment. On April 4, 2013 the Company made its second installment payment by issuing 1,000,000 shares of common stock to PhytoSPHERE. During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash and during the fiscal quarter ended September 30, 2013, the Company paid $200,000 in cash and issued 2,841,667 shares of common stock to PhytoSPHERE.

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

Intangible assets consist of the following at September 30, 2013:

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$156,000	$1,014,000
Trade name	230,000	30,667	199,333
Noncompete agreement	2,710,000	361,333	2,348,667
	$4,110,000	$548,000	$3,562,000

Amortization expense for the three and nine months ended September 30, 2013 is $205,500 and $548,000, respectively.

5. INVESTMENT IN KANNALIFE SCIENCES, INC.

On March 4, 2013, April 11, 2013, August 29, 2013, and October 30, 2013, pursuant to a Stock and Warrant Purchase Agreement (the “Purchase Agreement”), the Company acquired a total of 2,447,551 shares of the Series A Preferred Stock of KannaLife Sciences, Inc. (“KannaLife”), 19,557,800 shares of KannaLife’s common stock and warrants to purchase additional shares of common stock in KannaLife. KannaLife is a Delaware corporation and phyto-medical company specializing in the research and development of pharmacological products derived from plants. These share holdings constituted a 19.98% share of the issued and outstanding Series A Preferred Stock and 20.91% of the issued and outstanding common stock of KannaLife as of November 14, 2013. The shares were acquired through two payments of $250,000 each, and one payment of $150,000. These payments included the exercise of a portion of the Company’s common stock warrant.

6. RELATED PARTY TRANSACTIONS

On March 1, 2013, the Company entered into a lending arrangement with Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), which is owned 50% by the Company’s President and Chief Executive Officer who is also a director, Michael Mona, Jr. The Promissory Note (the “Note”) issued to Roen Ventures provides a line of credit up to $4,000,000, bears interest at 5.0% and is unsecured. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2013, on July 25, 2013, the disinterested members of our Board of Directors (the “Board”) approved an amendment to the terms of the Note to increase the line of credit to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price to be determined following the conclusion of a valuation of the common stock of the Company. There are no specific repayment terms except that all unpaid principal and accrued interest under the Note is due and payable on July 25, 2015. As of September 30, 2013, the Company had a balance of $4,780,500 on this Note. As of September 30, 2013, management had not yet determined the value of the conversion feature.

At September 30, 2013, 100% of the Company’s accounts receivable totaling $1,661,733 were from affiliates of Medical Marijuana, Inc., a stockholder of the Company. For the three and nine months ended September 30, 2013, the Company recognized revenues of $163,662 and $1,353,720, respectively. 100% of those revenues related to sales to affiliates of Medical Marijuana, Inc.

7. LINE OF CREDIT – ROEN VENTURES, LLC

As discussed in Note 6 above, on March 1, 2013, the Company issued the Note to Roen Ventures, in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000, which was subsequently increased to $4,000,000, then further increased to $6,000,000. As of September 30, 2013, the balance on the Note was $4,780,500. The Note is an unsecured obligation of the Company accruing interest at 5% that is due and payable in two years, on July 25, 2015. The Company’s President and member of the Board, Michael Mona, Jr., holds a 50% interest in Roen Ventures. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 31, 2013, the disinterested members of our Board approved an amendment to the terms of the Note to increase the credit line to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price determined following the conclusion of a valuation of the Company’s common stock.

Subsequent to September 30, 2013, the valuation determined pursuant to Financial Accounting Standards Board Accounting Standards Codification 718 Stock Compensation, (the “Valuation”) determined that the fair market value of our restricted common stock is $0.68 per share. On November 7, 2013, disinterested members of the Board approved an amendment to the Note to allow for conversion of the Note at a conversion price equal to $0.60 per share, which represents a discount of approximately 12% off the fair market value of our restricted common stock. As of November 14, 2013, the balance of the Note is $6,000,000. Roen has informed the Board it intends to convert the outstanding balance of the Note into shares of common stock of the Company. Upon conversion of the Note, a total of 10,000,000 shares of the Company’s common stock will be issued to Roen Ventures.

The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value on July 25, 2013, the date of the amendment, for increasing the line of credit to $6,000,000, to be $637,400. The Company calculated the beneficial conversion feature at its intrinsic value. Accordingly, the beneficial conversion feature has been accounted for as a discount to the Note and will be amortized using the effective interest method as an expense over the remaining life of the Note. The amortization of debt discounts for the three and nine months ended September 30, 2013 is $67,095.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of September 30, 2013 and December 31, 2012, the Company had 11,741,667 and 7,000,000 shares of common stock issued and outstanding, respectively. On January 29, 2013, the Company issued 900,000 shares of common stock to PhytoSPHERE in connection with the Company’s acquisition of assets from PhytoSPHERE and in satisfaction of the first payment obligation to PhytoSPHERE (Note 4). On April 4, 2013, the Company issued 1,000,000 shares of common stock to PhytoSPHERE in satisfaction of its second payment obligation (Note 4). During the fiscal quarter ended June 30, 2013, the Company paid $750,000 in cash (Note 4). During the fiscal quarter ended September 30, 2013, the Company paid $200,000 in cash, and on July 23, 2013, the Company issued 1,208,334 shares of common stock and on September 20, 2013, the Company issued 1,633,333 shares of common stock to PhytoSPHERE to complete its fourth payment obligation.

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

The Company has supply agreements in place with third party suppliers to provide for growth and supply of raw materials. These agreements provide for supplies in excess of 1,000 kg of product over the next three years. As of September 30, 2013, the Company owed approximately $4.1 million to those suppliers under these agreements.

On August 13, 2013, the Company entered into a lease for approximately 2,400 square feet laboratory space in San Diego, California. The monthly base rent is approximately $4,200 per month for a term of 12 months.

10. SUBSEQUENT EVENTS

On October 31, 2013, Edward Wilson resigned as a director of the Company. The resignation was not a result of any disagreement with management.

On November 7, 2013, the Board by unanimous written consent approved the following:

1.	A private placement to allow investment of up to $10,000,000 at $1.00 per share to accredited investors as more particularly described in our Current Report on Form 8-K filed with the SEC on November 13, 2013; and

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

The following information should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 (this “Report”), and the Notes thereto, which form an integral part of this Report.

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

Our operations initially consisted of supplying our raw product to third parties, however in the third quarter of 2013 we launched our first consumer products which are available to consumers through our distributor, HempMeds PX, LLC. We sell raw CBD which we have branded Real Scientific Hemp Oil (“RSHO”). In addition we sell tinctures under our Cibadex brand, and beauty products under our Cibaderm brand. We expect to continue to add new products to our portfolio going forward to enhance our line of CBD and hemp-related consumer products.

In order to accomplish our business plan, we will continue to make refinements to our current products and continue the development of additional products. We have implemented marketing and sales program designed to establish brand awareness and consumer acceptance of our products and will continue to increase our efforts in this area. To date, the primary source of our working capital has been a Promissory Note (the “Note”) issued to Roen Ventures, LLC (“Roen Ventures”) which provides a line of credit of up to $6,000,000 with a contribution of $163,851 in cash collected on sales through September 30, 2013. As previously disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 31, 2013, on July 25, 2013, the disinterested members of our Board of Directors (the “Board”) approved an amendment to the terms of the Note to increase the credit line from $4,000,000 to $6,000,000 and provide for the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price determined following the conclusion of a valuation of the Company’s common stock. The valuation determined pursuant to Financial Accounting Standards Board Accounting Standards Codification 718, Stock Compensation, determined that the fair market value of our restricted common stock was $0.68 per share. On November 7, 2013, disinterested members of the Board approved an amendment to the Note to allow for conversion of the Note at a conversion price equal to $0.60 per share, which represents a discount of approximately 12% off the fair market value of our restricted common stock. As of November 14, 2013, the balance of the Note is $6,000,000. Roen has informed the Board it intends to convert the outstanding balance of the Note into shares of common stock of the Company. Upon conversion of the Note, a total of 10,000,000 shares of the Company’s common stock will be issued to Roen Ventures.

In addition, we expect to realize revenue to fund our working capital needs through the sale of raw and finished products to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw product to third parties and the Roen Ventures line of credit. If not, we may never be able to achieve profitable operations. In that event, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company. On November 7, 2013, the Board by unanimous written consent approved a private placement offering of up to 10,000,000 shares at a share price of $1.00 per share.

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

Plan of Operations

Our Planned Operating Segments

We plan to diversify our business primarily into three operating segments:

•	Securing and supplying raw hemp product for sale to third parties;

•	Developing, producing, marketing and selling consumer products to the nutriceutical industry containing, CBD; and

•	Investing in companies in our industry.

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

Results for the three months ended September 30, 2013 and 2012

Revenues and Cost of Goods Sold

For the three months ended September 30, 2013, the Company realized revenues of $163,662 and resulting gross profit of $115,111 related to the sale of consumer products through our distributor HempMeds PX, LLC. The Company realized no revenues for the same period ended September 30, 2012. The increase in revenues is due to the revised business plan of the Company, enacted in 2013 to sell hemp oil and related products. During 2012, the Company had not begun operations under the prior business model, as it was unable to secure financing for that business model.

General and Administrative Expenses

For the three months ended September 30, 2013 the Company incurred General and Administrative costs in the amount of $653,872 compared with $8,875 for the period ended September 30, 2012. This increase is related to the cost of ramping up the operations of the Company and implementation of its revised business strategy related to the developing, producing, marketing and selling products containing CBD and reselling raw product acquired by the Company to third parties. This amount also includes $205,500 of amortization of vendor relationships and non-compete agreements acquired through the PhytoSPHERE Agreement.

Research and Development Expenses

For the three months ended September 30, 2013, the Company incurred Research and Development expenses of $137,496. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies and outsourced research personnel for the period.

Results for the nine months ended September 30, 2013 and 2012

Revenues and Cost of Goods Sold

For the nine months ended September 30, 2013, the Company realized revenues of $1,353,720 and resulting gross profit of $1,083,427 related to the sale of raw materials to third parties and sales of consumer products through our distributor HempMeds PX, LLC. The Company realized no revenues for the same period ended September 30, 2012. The increase in revenues is due to the revised business plan of the Company, enacted in 2013 to sell hemp oil and related products. During 2012, the Company had not begun operations under the prior business model, as it was unable to secure financing for that business model.

General and Administrative Expenses

For the nine months ended September 30, 2013, the Company incurred General and Administrative costs in the amount of $1,267,266 compared with $36,271 for the same period ended September 30, 2012. This increase is related to the cost of ramping up the operations of the Company and implementation of its revised business strategy related to the developing, producing, marketing and selling products containing CBD and reselling raw product acquired by the Company to third parties. This amount also includes $548,000 of amortization of vendor relationships and non-compete agreements acquired through the PhytoSPHERE Agreement.

Research and Development Expenses

For the nine months ended September 30, 2013, the Company incurred Research and Development expenses of $137,496. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies and outsourced research personnel for the period. These costs began in the quarter ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, the Company had a cash balance of $165,908. In addition, as of September 30, 2013, the Company had $1,219,500 available pursuant to the terms of the Roen Ventures line of credit, which has been our primary source of liquidity. This amount was entirely drawn subsequent to the close of the third quarter. We are in the process of raising additional funds through the sale of our securities through a private placement in order to continue to grow the business under our revised business model.

The Company is a party to contracts for the growth and processing of hemp oil product to be delivered over the period August 1, 2013 through August 31, 2014. The total amount left to be paid under the contract is approximately $4.1 million through May 31, 2014. We are currently in the process of negotiating the contracts for the growth and processing of hemp oil for delivery over the period September 1, 2014 through August 31, 2015. We anticipate the cost of those contracts will remain consistent with current year prices.

Liquidity and Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2013, the Company had a working capital deficit of $(350,481) and an accumulated deficit of $(620,578). The working capital deficit is primarily a result of an amount of $1,314,878 due as a result of the acquisition of a license and certain assets of PhytoSPHERE and the line of credit from Roen Ventures. Through September 30, 2013, the Company borrowed $4,780,500 under the Roen Ventures line of credit. These funds were used in ongoing operations, to fund the Company’s payment obligations pursuant to the investment in KannaLife Sciences, Inc., to purchase raw product for resale and explore investment opportunities. The Company recognized the need to raise additional capital from external sources in order to sustain operations while executing its business plan and, on November 7, 2013, the Board approved the sale of up to $10,000,000 in equity through a private placement. The terms of the private placement are more particularly described in our Current Report on Form 8-K filed with the SEC on November 13, 2013. Efforts are currently underway to close that financing. However, he Company cannot provide any assurance that it will be able to raise additional capital. If the Company is unable to secure additional capital, it may be required to reduce its current operating expenses, modify its existing business plan and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

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

Off Balance Sheet Arrangements

The Company has supply agreements in place with third party suppliers to provide for growth and supply of raw materials. These agreements provide for supplies in excess of 1,000 kg of product over the next three years. As of September 30, 2013, the Company owed approximately $4.1 million to those suppliers under these agreements.

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

In addition, management is aware of a material weakness related to improper determination of the purchase price and purchase price allocation for the assets acquired related to PhytoSPHERE. This constitutes a deficiency in internal control over financial reporting. Specifically, management determined that the purchase price used and the allocation of the purchase price as previously disclosed in the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013, were not in accordance with accounting principles generally accepted in the United States of America.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On August 30, 2013, the Company filed a lawsuit in the Superior Court of the State of California, County of San Diego, against Dixie Holdings, LLC, and Left Bank, LLC. After the Complaint was filed, Red Dice Holdings, LLC, was added to the case as a defendant. The lawsuit seeks recovery of not less than $736,495.98, plus interest, which represents monies owed to the Company by the defendants for shipments of CBD. The shipments were requested by the defendants and delivery of the merchandise was accepted. The case is currently pending and the Company is pursuing it based on claims for breach of contract, goods sold and delivered, open book account and account stated.

Item 1A. RISK FACTORS

Not required for “smaller reporting companies.”

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On July 23, 2013, we issued 1,208,334 shares of restricted common stock to PhytoSPHERE pursuant to the terms the PhytoSPHERE Agreement in satisfaction of our third payment obligation due under the PhytoSPHERE Agreement. On September 20, 2013, we issued 1,633,333 shares of restricted common stock to PhytoSPHERE pursuant to the terms the PhytoSPHERE Agreement in satisfaction of our fourth payment obligation due under the PhytoSPHERE Agreement. The remainder of our third payment obligation was paid in $200,000 in cash. The 2,841,667 shares were valued at $3,449,028 based on the valuation of the business acquired, as discussed in Notes 3 and 4 to the Financial Statements filed with this Quarterly Report on Form 10-Q/A.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS:

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1(1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2(1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
4.1(2)	CannaVEST Corp. Specimen Stock Certificate.
10.1(2)	CannaVEST Corp. 2013 Equity Incentive Plan.
10.2**	Non-Exclusive License and Distribution Agreement by and between the Company and HempMedsPX, LLC, dated August 9, 2013 and effective as of July 1, 2013.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document
101 SCH*	XBRL Schema Document
101 CAL*	XBRL Calculation Linkbase Document
101 LAB*	XBRL Labels Linkbase Document
101 PRE*	XBRL Presentation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document

* Filed herewith.

**Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information will be filed separately with the Commission.

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

