Form 10-Q
period 2014-03-31
CannaVEST Corp.
filed 2014-05-15
CIK 1510964

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number

333-173215

CannaVEST Corp.

(Exact name of registrant as specified in its charter)

DELAWARE	80-0944970
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2688 South Rainbow Avenue, Suite B

Las Vegas, Nevada 89146

(Address of principal executive offices, Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2014, the issuer had 33,614,166 shares of issued and outstanding common stock, par value $.0001.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current assets
Cash	$8,372,181	$2,243,670
Accounts receivable (net)	1,965,729	1,430,202
Note receivable, current portion (Note 5)	292,644	–
Prepaid inventory	2,520,947	1,734,831
Inventory (Note 3)	2,391,990	2,473,322
Prepaid expenses and other current assets	288,830	174,317
Total current assets	15,832,321	8,056,342

Property & equipment (net)	211,617	214,128
Intangibles (net) (Note 4)	3,151,000	3,356,500
Goodwill	1,855,512	1,855,512
Accounts receivable, net of current portion (Note 2)	–	310,300
Note receivable, non-current portion (Note 5)	260,056	–
Investment in KannaLife Sciences	400,694	439,246
Total assets	$21,711,200	$14,232,028

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$134,418	$24,622
Accrued expenses	135,565	222,703
Common stock to be issued (Note 6)	–	175,000
Amount due to related party	–	300
Total current liabilities	269,983	422,625

Non-current liabilities
Line of credit - Roen Ventures, LLC, net of debt discount (Note 5)	–	5,502,595
Total liabilities	269,983	5,925,220

Commitments and contingencies (Notes 7 and 8)

Stockholders’ equity (Note 6)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 32,832,500 and 15,580,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,283	1,558
Additional paid-in capital	24,000,762	10,749,662
Accumulated deficit	(2,562,828)	(2,444,412)
Total stockholders’ equity	21,441,217	8,306,808
Total liabilities and stockholders’ equity	$21,711,200	$14,232,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended
	March 31,
	2014	2013
Product Sales	$2,631,869	$1,082,375
Cost of Goods Sold	1,021,003	205,450
Gross Profit	1,610,866	876,925

Operating Expenses:
Selling, general and administrative	924,365	194,392
Research and development	151,021	–
Total operating expenses	1,075,386	194,392
Operating income	535,480	682,533

Other expenses:
Interest expense (net)	(615,344)	–
Loss on equity investment	(38,552)	–
Income (Loss) before income taxes	(118,416)	682,533
Provision for income taxes	–	–
NET INCOME (LOSS)	$(118,416)	$682,533

Earnings (loss) per Share	$(0.00)	$0.09
Weighted Average Number of Shares – Basic & Diluted	26,343,641	7,616,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2014

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013 (audited)	15,580,000	$1,558	$10,749,662	$(2,444,412)	$8,306,808
Shares issued for cash (net of expenses) (Note 6)	7,250,000	725	7,249,275	–	7,250,000
Shares issued for conversion of note from Roen Ventures, LLC (Note 5)	10,000,000	1,000	5,999,000	–	6,000,000
Shares issued pursuant to employment agreement	2,500	–	2,825	–	2,825
Net loss	–	–	–	(118,416)	(118,416)
Balance, March 31, 2014 (unaudited)	32,832,500	$3,283	$24,000,762	$(2,562,828)	$21,441,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(118,416)	$682,533
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	217,306	137,000
Amortization of debt discount	589,474	–
Loss on equity investment	38,552	–
Stock issued pursuant to employment agreement	2,825	–
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(114,513)	–
Prepaid inventory	(786,116)	(194,206)
Inventory	81,332	(504,550)
Accounts receivable	(825,227)	(1,082,375)
Accounts payable and accrued expenses	22,658	280,538
Net cash used in operating activities	(892,125)	(681,060)

INVESTING ACTIVITIES
Cash received on acquisition	–	50,775
Purchase of equipment	(9,295)	–
Repayment of principal on note receivable	47,300	–
Investment in KannaLife Sciences	–	(250,000)
Net cash flows from (used in) investing activities	38,005	(199,225)

FINANCING ACTIVITIES
Common stock issued for cash	7,075,000	–
Proceeds from (payment of) loan from Roen Ventures	(92,069)	1,080,500
Repayment of loan from related party	(300)	(500)
Net cash flows from financing activities	6,982,631	1,080,000

Net increase in cash	6,128,511	199,715
Cash, beginning of period	2,243,670	431
Cash, end of period	$8,372,181	$200,146

Supplemental disclosures of non-cash transactions:

Accounts receivable assumed from acquisition	$–	$396,438
Inventory assumed from acquisition	–	345,477
Prepaid inventory assumed from acquisition	–	1,260,510
Property and equipment assumed from acquisition	–	1,288
Goodwill	–	1,855,512
Intangible assets acquired from acquisition	–	4,110,000
Amount due to PhytoSPHERE Agreement	–	(6,927,640)
Common shares issued for acquisition	–	(1,092,360)
Conversion of line of credit – Roen Ventures, LLC to common stock	6,000,000	–
Conversion of accounts receivable to note receivable	(600,000)	–
Common stock to be issued	(175,000)	–

Supplemental cash flow disclosures:
Interest paid	$187,453	$–
Taxes paid	33,361	–

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

On December 31, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction the Company acquired certain assets of PhytoSPHERE (the “Transaction”) The closing of the Transaction occurred on January 29, 2013. Throughout the year ended December 31, 2013, the Company issued 5,825,000 shares of common stock and paid cash in the amount of $950,000 as payment for the assets acquired in the Transaction.

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

The unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2013, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 28, 2014. The results for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Investments

The Company has a 24.97% interest in KannaLife Sciences, Inc. (“KannaLife”), a phyto-medical company specializing in the research and development of pharmacological products derived from plants. This investment has been accounted for under the equity method of accounting. The Company’s financial results for the three months ended March 31, 2014 include a loss of $38,552 representing its share of KannaLife’s net loss for the period.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Concentration of Credit Risk

As of March 31, 2014, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. There was an allowance for doubtful accounts of $400,000 at March 31, 2014 and December 31, 2013.

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

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for inventory as of March 31, 2014 or December 31, 2013.

Amounts paid to suppliers for inventory not received is classified as prepaid inventory. Once received, the cost of inventory received is reclassified to inventory.

Property & Equipment

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives ranging from three to five years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to five years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the fourth quarter of each fiscal year for impairment, or more often if indicators warrant.

Earnings (Loss) per Share

The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had no dilutive shares outstanding at March 31, 2014 and 2013.

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

Recent Issued and Newly Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). The amendments in ASU No. 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. INVENTORY

Inventory is comprised of the following:

	March 31, 2014	December 31, 2013
Raw materials	$1,593,552	$1,867,751
Work in process	479,981	470,442
Finished goods	318,457	135,129
	$2,391,990	$2,473,322

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2014:

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$273,000	$897,000
Trade name	230,000	53,667	176,333
Noncompete agreement	2,710,000	632,333	2,077,667
	$4,110,000	$959,000	$3,151,000

Intangible assets consisted of the following at December 31, 2013:

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$214,500	$955,500
Trade name	230,000	42,167	187,833
Noncompete agreement	2,710,000	496,833	2,213,167
	$4,110,000	$753,500	$3,356,500

Amortization expense for the three months ended March 31, 2014 and 2013 is $205,500 and $137,000, respectively.

5. RELATED PARTY TRANSACTIONS

On March 1, 2013, the Company issued a Promissory Note (the “Note”) to Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000, subsequently increased to $6,000,000. As of December 31, 2013, the principal balance of the Note was $6,092,069. On January 27, 2014, the Company converted $6,000,000 of the Note balance into 10,000,000 shares of common stock of the Company pursuant to the terms of the Note, as amended. On January 28, 2014, the Company repaid Roen Ventures accrued interest on the Note in the amount of $187,453 and principal under the Note in the amount of $92,069.

The Company had determined that the conversion feature is considered a beneficial conversion feature and determined its value on July 25, 2013, the date of the amendment increasing the principal amount of the Note to $6,000,000, to be $800,000. The Company calculated the beneficial conversion feature at its intrinsic value. Accordingly, the beneficial conversion feature was accounted for as a debt discount to the Note and was to be amortized using the effective interest method as interest expense over the remaining life of the Note or upon conversion, if sooner. Upon conversion of the Note, the remaining balance of the debt discount totaling $589,474 was amortized to interest expense in the accompanying condensed consolidated financial statements.

At March 31, 2014 and December 31, 2013, 100% of the Company’s accounts receivable totaling $1,965,729 and $1,430,202, respectively, were from affiliates of Medical Marijuana, Inc. (“MJNA”), a stockholder of the Company. For the three months ended March 31, 2014, the Company recognized revenues of $2,631,869. 100% of those revenues related to sales to affiliates of MJNA.

On January 10, 2014, MJNA agreed to assume $725,000 of the Dixie Botanicals accounts receivable and write-off $11,496. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 is subject to a promissory note issued by MJNA to the Company, whereby MJNA will make monthly payments to the Company, including interest at 7% per annum, over a two-year period. This note is secured by the shares of common stock of the Company owned indirectly by MJNA through MJNA’s subsidiary, PhytoSPHERE Systems, LLC, which is valued at two times the principal amount of the note based on the five-day average closing price of the Company’s common stock at the time of determination. Such determination shall occur every 60 days, at which time the number of shares pledged shall be increased or decreased, accordingly. At March 31, 2014, $292,644 of the note was classified as a current asset and $260,056 of the note was classified as a non-current asset.

6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of March 31, 2014 and December 31, 2013, the Company had 32,832,500 and 15,580,000 shares of common stock issued and outstanding, respectively. During the three months ended March 31, 2014, the Company issued 7,250,000 shares of its common stock pursuant to a private placement offering. The Company had received payment of $175,000 toward the purchase of these shares at December 31, 2013. In addition, 10,000,000 shares of the Company’s common stock were issued for a debt conversion (Note 5). During April 2014, the Company sold 781,666 shares of common stock for total proceeds of $1,172,500.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock.

Options/Warrants

On July 25, 2013, the shareholders approved the Company’s 2013 Equity Incentive Plan (the “Plan”) which reserves 1,000,000 shares of the Company’s common stock for issuance under the Plan. As of March 31, 2014 and December 31, 2013, there were no outstanding options or warrants for the purchase of the Company’s common stock.

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its office space pursuant to a month-to-month lease agreement dated April 1, 2013, which provides for a monthly rent of $1,500. The landlord is a limited liability company of which a former director of the Company is the sole member.

On March 18, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1,000 kg of product. In addition, the Company entered into a consulting agreement with the third party supplier to provide consulting oversight for the growth and production of the product from the period beginning March 1, 2013 through August 30, 2014. Approximately $2.3 million is due by the Company pursuant to the terms of these agreements by October 2014.

On December 19, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1 million kilograms of raw product to the Company. There is approximately $1.7 million remaining to be paid by the Company under the contract.

On August 13, 2013, the Company entered into a lease for approximately 2,400 square feet laboratory space in San Diego, California. The monthly base rent was approximately $4,200 per month for a term of 12 months. On April 1, 2014 the Company entered into an amendment to the lease for laboratory space, which increased the amount of laboratory space under the lease and extended the term of the lease for one additional year through August 2015. This amendment increased the amount of lab space under lease to 3,276 and added storage space for an additional 887 square feet. The monthly base rent under the lease was increased to approximately $6,320 per month.

On March 27, 2014, the Company entered into a lease for 5,325 square feet of office space in San Diego, California for a term of 39 months. The monthly base rent under the lease is approximately $12,250, subject to an increase of 3% annually. The lease allows for rent abatement allowing one month free rent following each 12 month period of paid rent during the term of the lease. The lease commenced on May 7, 2014, the date the Company took possession of the new space.

Contingencies

On March 8, 2008, Far West Industries (“Far West”) sued Michael J. Mona, Jr, President and Chief Executive Officer of the Company and others for damages resulting from fraud arising out of a land transaction in California (the “California Action”). On February 23, 2012, a judgment was entered in the California Action in favor of Far West against Mr. Mona and others in the amount of $17,777,562. On October 18, 2012, the judgment in the California Action was domesticated in Nevada and enforcement proceedings commenced including, but not limited to an examination of Mr. Mona as a judgment debtor, and garnishments of various accounts belonging to Mr. Mona. During the period, Mr. Mona loaned $3,000,000 to Roen Ventures, which was subsequently loaned to the Company. The suit alleges that the loan transactions were intended to prejudice creditors like Far West by concealing and wasting assets that would otherwise be available to satisfy the judgment that Far West has against Mr. Mona. Pursuant to a Second Amendment Complaint filed by Far West Industries on February 20, 2014, the Company was added as a defendant to the suit. On March 17, 2014, the Company was served with a complaint from Far West Industries. In summary, Far West alleges that the Company is in possession of funds as a result of an allegedly fraudulent transfer between Mr. Mona, Roen Ventures, LLC, and the Company. On May 13, 2014, a motion to dismiss filed by the Company was granted and thus, the Company will no longer be a defendant in the lawsuit.

On April 23, 2014, a stockholder filed a purported class action complaint alleging securities fraud and related claims against the Company and certain officers and directors. The Company has not yet answered the complaint and management intends to vigorously defend the allegations.

8. SUBSEQUENT EVENTS

On April 9, 2014, the Company formed a new wholly-owned subsidiary, Global Hemp Source, LLC, a Nevada limited liability company.

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

The following information should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for the period ended March 31, 2014 (this “Report”), and the Notes thereto, which form an integral part of this Report.

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

Our operations initially consisted of supplying our raw product to third parties, however in the third quarter of 2013, we launched our first consumer products which are available to consumers through our distributor, HempMeds PX, LLC. We sell raw CBD which we have branded Real Scientific Hemp Oil (“RSHO”). In addition we sell tinctures under our Cibadex brand, and beauty products under our Cibaderm brand. We expect to continue to add new products to our portfolio going forward to enhance our line of CBD and hemp-related consumer products.

In order to accomplish our business plan, we will continue to make refinements to our current products and continue the development of additional products. We have implemented marketing and sales program designed to establish brand awareness and consumer acceptance of our products and will continue to increase our efforts in this area. To date, we received working capital of $6,000,000 pursuant to a promissory note (the “Note”) issued by the Company to Roen Ventures, LLC (“Roen Ventures”), as discussed in Note 5 of the Notes to our Condensed Consolidated Financial Statements included herewith, and an additional $10,000,000 through the issuance of shares of common stock of the Company through a private placement offering. During the quarter ended March 31, 2014, Roen Ventures converted the Note into 10,000,000 shares of the Company’s common stock, as discussed in Note 5 of the Notes to our Condensed Consolidated Financial Statements included herewith. Since inception we have received approximately $2.6 million in cash through sales of our products.

We expect to realize revenue to fund our working capital needs through the sale of raw and finished products to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw and finished products to third parties. If not, we may not be able to maintain profitable operations. If we are unable to maintain profitable operations sufficient to fund our business, we would need to raise additional capital through either the issuance of equity, acquisition of debt or sale of a segment of our operations in the future. In the event we are unable to maintain profitable operations or raise sufficient additional capital, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company.

Plan of Operations

Our Planned Operating Segments

We plan to diversify our business primarily into four operating segments:

•	Securing and supplying raw hemp product for sale to third parties;
•	Developing, producing, marketing and selling consumer products to the nutriceutical industry containing CBD;
•	Establishing and helping others to establish farming operations centered on the growth of industrial hemp; and
•	Investing in companies in our industry.

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

Results for the three months ended March 31, 2014 and 2013

Revenues, Cost of Goods Sold and Gross Profit

For the three months ended March 31, 2014, the Company realized revenues of $2,631,869 and resulting gross profit of $1,610,866 related to the sale of consumer products and RSHO through our distributor HempMeds PX, LLC. The Company realized revenues of $1,082,375 and gross profit of $876,925 for the three months ended March 31, 2013. The increase in revenues is due to increased sales of both consumer products and RSHO during 2014. During 2013, the Company sold RSHO to affiliated companies, however the general market for the Company’s products and oil was not yet established. Increased sales for the three months ended March 31, 2014 was attributable to increased demand for our RSHO from our distributor HempMeds PX, LLC. The increase in gross profit is a result of a different pricing structure for products sold during the three months ended March 31, 2014 compared with the three months ended March 31, 2013, partially offset by a higher initial cost of goods sold for the three months ended March 31, 2013 as compared with the three months ended March 31, 2014.

Selling, General and Administrative Expenses

For the three months ended March 31, 2014 the Company incurred selling, general and administrative expenses in the amount of $924,365 compared with $194,392 for the three months ended March 31, 2013. This increase is related to the continued growth of the operations of the Company, additional personnel related to farming operations, web development and increased marketing and legal costs. This amount also includes $205,500 and $137,000 of amortization expense of vendor relationships and non-compete agreements acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by the Company with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) for the three months ended March 31, 2014 and 2013, respectively.

Research and Development Expenses

For the three months ended March 31, 2014, the Company incurred research and development expenses of $151,021. The Company did not incur any research and development expenses for the three months ended March 31, 2013. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period.

Interest expense

For the three months ended March 31, 2014, the Company recognized interest expenses of $615,344. This included interest accrued under the Roen Ventures Notes in the amount of $25,870, amortization of the debt discount on the Note in the amount of $42,105 up until the date the Note was converted to shares of the Company’s common stock, and $547,369 representing the amortization of the remaining debt discount at the date of conversion.

Loss on Equity Investment

For the three months ended March 31, 2014, the Company recognized a loss of $38,552, representing its pro rata share (24.97%) of the loss of KannaLife Sciences for the period. The Company did not recognize any gain or loss from investment for the three months ended March 31, 2013 as the Company did not own a sufficient amount of KannaLife Sciences stock to require recognition of any gain or loss for the period.

Ongoing Sources and Uses of Cash

Changes in cash flows

During the three months ended March 31, 2014, cash increased by $6,128,511 to $8,372,181. At December 31, 2013, the Company had $2,243,670 in cash. The increase in cash is primarily attributable to the issuance of shares of the Company’s common stock for cash offset by operating activities, and partial repayment of the Roen Ventures Note.

Net cash used in operating activities

During the three months ended March 31, 2013, the Company used $892,125 in operating activities compared to using $681,060 for the three months ended March 31, 2013. The increase in cash used of $211,065 is primarily a result of an increase of accounts payable and accrued expenses of $22,658, an increase in prepaid expenses of $114,513, and an increase of accounts receivable in the amount of $825,227 for the three months ended March 31, 2014 compared to an increase in accounts payable and accrued expenses of $280,538 and increase in accounts receivable of $1,082,375 for the three months ended March 31, 2013. These three items resulted in a reduction of cash of $917,082 for the three months ended March 31, 2014 compared to $801,837 for the three months ended March 31, 2013.

Net income (loss), net of non-cash expense items was $729,741 and $819,533 for the three months ended March 31, 2014 and 2013, respectively.

The Company used cash of $704,784 and $698,756 related to increases in inventory and prepaid inventory for the three months ended March 31, 2014 and 2013, respectively.

Net cash from (used in) investing activities

For the three months ended March 31, 2014, $38,005 was provided by investing activities. This included cash received from a note receivable of $47,300, partially offset by $9,295 used for the purchase of equipment. For the three months ended March 31, 2013, $199,225 was used in investing activities. This included $250,000 paid for a portion of investment in KannaLife Sciences, Inc. (“KannaLife”), partially offset by $50,775 received through the purchase of the assets pursuant to the PhytoSPHERE Agreement, as discussed in Note 1 to the Company’s Notes to Condensed Consolidated Financial Statements included herewith.

Net cash flows from financing activities

For the three months ended March 31, 2014, $6,982,631 was provided by financing activities compared to $1,080,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company received $7,075,000 in cash for the issuance of common stock pursuant to the private placement offering, partially offset by a $92,069 repayment under the Roen Ventures Note and $300 repaid for a related party loan. For the three months ended March 31, 2013, the Company received proceeds of $1,080,500 from the loan from Roen Ventures, LLC, which was partially offset by payment of $500 due pursuant to a related party loan.

Liquidity and Capital Resources

As of March 31, 2014, the Company had a cash balance of $8,372,181. This includes a total of $10,000,000 in capital raised through the issuance of common stock through a private placement offering from December 2013 through March 2014. A total of $7,075,000 was raised during the three months ended March 31, 2014 through the private placement offering.

The Company is a party to a contract for the growth and processing of 1,000 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2014. The total amount left to be paid under this contract is approximately $2.3 million through October 2014. The Company is party to a second purchasing contract to provide up to 1 million kilograms of raw product to the Company. There is approximately $1.7 million remaining to be paid under this contract. We also have additional contracts in place for the growth and processing of hemp oil for delivery through October 2018. We anticipate the cost of those contracts will remain consistent with current year prices.

Our common stock currently trades on the OTCBB under the symbol “CANV.”

We have generated revenues since our inception; we have sold and shipped raw product to third parties for which we have received payments totaling approximately $2.6 million. Our revenues are currently sufficient to pay our operating expenses, however due to the concentration of our customer base, we are unsure if we can maintain a level of revenues sufficient to cover our operating expenses, which would affect our ability to continue as a going concern and make us dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. Prior to the current quarter, we experienced losses and negative cash flows from operations since inception. If we are unable to maintain profitable operations or obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our shareholders could lose their entire investment in the Company.

Off-Balance Sheet Arrangements

The Company has a supply agreement in place with a third party supplier to provide for growth and supply of raw materials. The agreement provides for supplies in excess of 1,000 kilograms of product over the next three years. As of March 31, 2014, the Company owed approximately $2.3 million to the supplier under this agreement.

The Company has a second supply agreement in place with a second third party supplier to provide for supply of up to 1 million kilograms of raw product. There is approximately $1.7 million remaining to be paid by the Company under this agreement. We have contracts in place for the growth and processing of hemp oil for delivery through October 2018. We anticipate the cost of those contracts will remain consistent with current year price.

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

Investments

The Company has a 24.97% interest in KannaLife, a phyto-medical company specializing in the research and development of pharmacological products derived from plants. This investment has been accounted for under the equity method of accounting.

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

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 605, Revenue Recognition, which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to customers and the rights of ownership have transferred from the Company to the customer.

Recent Issued and Newly Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No.2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission (“SEC”) did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, which is comprised of one person holding the office of principal executive officer and one person holding the office of principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2014. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of March 31, 2014.

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

Management is aware that there is a lack of proper internal controls related to the inventory purchase cycle. Specifically, there is a lack of control functions and segregation of duties involved with purchasing and receiving inventory. This constitutes a deficiency in internal controls. The Company is in the process of implementing proper controls and adding additional employees to the process to improve the segregation of duties.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On March 8, 2008, Far West Industries (“Far West”) sued Michael J. Mona, Jr, President and Chief Executive Officer of the Company and others for damages resulting from fraud arising out of a land transaction in California. On February 23, 2012, a judgment was entered in the California Action in favor of Far West against Mona and others in the amount of $17,777,562. On October 18, 2012, the judgment in the California Action was domesticated in Nevada and enforcement proceedings commenced including, but not limited to an examination of Mr. Mona as a judgment debtor, and garnishments of various accounts belonging to Mr. Mona. During the period, Mr. Mona loaned $3,000,000 to Roen Ventures, which was subsequently loaned to the Company. The suit alleges that the loan transactions were intended to prejudice creditors like Far West by concealing and wasting assets that would otherwise be available to satisfy the judgment that Far West has against Mr. Mona. Pursuant to a Second Amendment Complaint filed by Far West Industries on February 20, 2014, the Company was added as a defendant to the suit. On March 17, 2014, the Company was served with a complaint from Far West Industries. In summary, Far West alleges that the Company is in possession of funds as a result of an allegedly fraudulent transfer between Mr. Mona, Roen Ventures, LLC, and the Company.

Subsequent to the end of the period covered by this Report, on May 13, 2014, Judge Gonzalez in Clark County District Court GRANTED a motion to dismiss filed by the Company and thus the Company will no longer be a defendant in the lawsuit. Judge Gonzalez specifically ruled that Far West has not provided any evidence to support a fraudulent transfer or alter ego theory against the Company. While Judge Gonzalez rejected a request by Far West that it be permitted to amend its lawsuit in order to maintain claims against the Company, she did rule that the dismissal is “without prejudice” and that Far West may seek leave of court to bring the Company back into the case at a later date if it uncovers evidence to support a fraudulent transfer or alter ego theory.

Subsequent to the end of the period covered by this Report, on April 23, 2014, Tanya Sallustro filed a purported class action complaint alleging securities fraud and related claims against the Company and certain officers and directors. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791.00. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.”

The Company has not yet answered the complaint and management intends to vigorously defend the allegations.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1(1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2(1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
4.1(2)	CannaVEST Corp. Specimen Stock Certificate.
10.1(2)	CannaVEST Corp. 2013 Equity Incentive Plan.
10.2***	Non-Exclusive License and Distribution Agreement by and between the Company and HempMedsPX, LLC, dated August 9, 2013 and effective as of July 1, 2013.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Temporary Hardship Exemption Provided by Rule 201

101 INS**	XBRL Instance Document
101 SCH**	XBRL Schema Document
101 CAL**	XBRL Calculation Linkbase Document
101 LAB**	XBRL Labels Linkbase Document
101 PRE**	XBRL Presentation Linkbase Document
101 DEF**	XBRL Definition Linkbase Document

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

CANNAVEST CORP.

May 15, 2014	By:	/s/ Michael Mona, Jr.
Michael Mona, Jr. (President and Chief Executive Officer)

	By:	/s/ Allen Shubat
Allen Shubat (Treasurer)

