Form 10-Q/A
period 2014-03-31
CannaVEST Corp.
filed 2014-05-21
CIK 1510964

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) amends the Quarterly Report of CannaVEST Corp. (the “Company”) on Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission on May 15, 2014 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

We have not updated the information contained herein for events occurring subsequent to the filing date of the Original Filing.

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

CANNAVEST CORP.

May 19, 2014	By:	/s/ Michael Mona, Jr.
Michael Mona, Jr. (President and Chief Executive Officer)

	By:	/s/ Allen Shubat
Allen Shubat (Treasurer)

4