Form 10-Q
period 2014-06-30
CannaVEST Corp.
filed 2014-08-14
CIK 1510964

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number

333-173215

CannaVEST Corp.

(Exact name of registrant as specified in its charter)

DELAWARE	80-0944970
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2688 South Rainbow Boulevard, Suite B

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2014, the issuer had 33,116,666 shares of issued and outstanding common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
Assets	(unaudited)	(audited)
Current assets
Cash	$9,270,452	$2,243,670
Accounts receivable (net)	1,653,553	1,430,202
Note receivable, current portion (Note 5)	297,691	–
Prepaid inventory	2,753,860	1,734,831
Inventory (Note 3)	3,872,488	2,473,322
Prepaid expenses and other current assets	136,102	174,317
Total current assets	17,984,146	8,056,342

Property & equipment (net)	394,419	214,128
Intangibles (net) (Note 4)	2,945,500	3,356,500
Goodwill	1,855,512	1,855,512
Accounts receivable, net of current portion	–	310,300
Note receivable, non-current portion (Note 5)	183,651	–
Investment in KannaLife Sciences (Note 5)	–	439,246
Total assets	$23,363,228	$14,232,028

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$876,869	$24,622
Accrued expenses	99,963	222,703
Common stock to be issued (Note 6)	–	175,000
Amount due to related party	–	300
Total current liabilities	976,832	422,625

Non-current liabilities
Line of credit - Roen Ventures, LLC, net of debt discount (Note 5)	–	5,502,595
Total liabilities	976,832	5,925,220

Commitments and contingencies (Notes 7 and 8)

Stockholders’ equity (Note 6)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 33,116,666 and 15,580,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,311	1,558
Additional paid-in capital	16,905,484	10,749,662
Retained earnings (accumulated deficit)	5,477,601	(2,444,412)
Total stockholders’ equity	22,386,396	8,306,808
Total liabilities and stockholders’ equity	$23,363,228	$14,232,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Product sales	$3,005,786	$107,683	$5,637,655	$1,190,058
Cost of goods sold	1,209,970	16,292	2,230,973	221,742
Gross profit	1,795,816	91,391	3,406,682	968,316
Operating expenses:
Selling, general and administrative	1,507,423	419,002	2,431,789	613,394
Research and development	156,501	–	307,522	–
Total operating expenses	1,663,924	419,002	2,739,311	613,394
Operating income (loss)	131,892	(327,611)	667,371	354,922

Other income (expenses):
Interest income (expense), net	9,232	(20,523)	(606,112)	(20,523)
Allocated loss on equity investment	–	–	(38,552)	–
Gain on sale of equity investment (Notes 2 and 5)	7,899,306	–	7,899,306	–
Income (loss) before income taxes	8,040,430	(348,134)	7,922,013	334,399
Provision for income taxes	–	–	–	–
NET INCOME (LOSS)	$8,040,430	$(348,134)	$7,922,013	$334,399
Earnings (loss) per share	$0.24	$(0.04)	$0.27	$0.04
Weighted average number of - shares basic & diluted	33,350,273	8,867,033	29,866,312	8,246,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

Unaudited

	Common Stock		Additional	Retained Earnings (Accumulated
	Shares	Amount	Paid-In Capital	Deficit)	Total
Balance, December 31, 2013 (audited)	15,580,000	$1,558	$10,749,662	$(2,444,412)	$8,306,808
Shares issued for cash (net of expenses) (Note 6)	8,031,666	803	8,421,697	–	8,422,500
Shares issued for conversion of note from Roen Ventures, LLC (Note 5)	10,000,000	1,000	5,999,000	–	6,000,000
Shares issued pursuant to employment agreement	5,000	–	35,075	–	35,075
Shares received in exchange for sale of equity investment (Notes 2 and 5)	(500,000)	(50)	(8,299,950)	–	(8,300,000)
Net income	–	–	–	7,922,013	7,922,013
Balance, June 30, 2014	33,116,666	$3,311	$16,905,484	$5,477,601	$22,386,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$7,922,013	$334,399
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	444,658	342,500
Amortization of debt discount	589,474	–
Loss on equity investment	38,552	–
Gain on sale of equity investment	(7,899,306)	–
Stock issued pursuant to employment agreement	35,075	–
Change in operating assets and liabilities:
Prepaid expenses and other current assets	38,215	–
Prepaid inventory	(1,019,029)	285,039
Inventory	(1,399,166)	(1,165,058)
Accounts receivable	(513,051)	(1,832,346)
Accounts payable and accrued expenses	729,507	47,657
Net cash used in operating activities	(1,033,058)	(1,987,809)

INVESTING ACTIVITIES
Cash received on acquisition	–	50,775
Purchase of property and equipment	(213,859)	(17,027)
Cash paid for PhytoSPHERE agreement	–	(750,000)
Investment in Kannalife Sciences	–	(500,000)
Repayment of principal on note receivable	118,658	–
Net cash used in investing activites	(95,201)	(1,216,252)

FINANCING ACTIVITIES
Common stock issued for cash	8,247,500	–
Proceeds from loan from Roen Ventures, LLC	–	3,280,500
Proceeds from (payment of) loan from Roen Ventures	(92,069)	–
Repayment of loan from related party	(300)	(200)
Net cash provided by financing activities	8,155,131	3,280,300

Net increase in cash	7,026,872	76,239
Cash, beginning of period	2,243,670	431
Cash, end of period	$9,270,542	$76,670

Supplemental disclosures of non-cash transactions:
Accounts receivable assumed from acquisition	$–	$396,438
Inventory assumed from acquisition	–	345,477
Prepaid inventory assumed from acquisition	–	1,260,510
Property and equipment assumed from acquisition	–	1,288
Goodwill	–	1,855,512
Intangible assets acquired from acquisition	–	4,110,000
Amount due to PhytoSPHERE Agreement	–	(4,963,906)
Common shares issued for PhytoSPHERE acquisition	–	(2,306,094)
Conversion of line of credit - Roen Ventures, LLC to common stock	6,000,000	–
Conversion of accounts receivable to note receivable	(600,000)	–
Common stock to be issued	(175,000)	–
Common stock received in exchange for sale of investment	8,300,000	–

Supplemental cash flow disclosures:
Interest paid	$187,543	$–
Taxes paid	44,766	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BUSINESS

CannaVEST Corp. (formerly Foreclosure Solutions, Inc.) (the “Company”, “we” or “us”) is in the business of developing, producing, marketing and selling end consumer products to the nutraceutical industry containing the hemp plant extract, Cannabidiol (“CBD”), and reselling to third parties raw product acquired by us pursuant to our supply relationships in Europe. We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. CBD is derived from hemp stalk and seed.

We were incorporated on December 9, 2010, in the state of Texas, to provide information on pre-foreclosure and foreclosed residential properties to homebuyers and real estate professionals on its website. However, the Company was not able to secure financing for this business plan and on November 16, 2012, the shareholders owning 6,979,900 of the outstanding shares of the Company’s common stock sold their shares in private transactions to four buyers. Commensurate with this transaction the former officer and director of the Company resigned and control of the Company changed. In addition, the Company’s business offices moved from Dallas, Texas to Las Vegas, Nevada. On January 29, 2013, the Company amended its Certificate of Formation to change its name to CannaVEST Corp. and on March 14, 2013, the Company increased the size of its board of directors and elected three directors. On July 26, 2013 the Company reincorporated in the state of Delaware.

On December 31, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) whereby upon the closing of the transaction contemplated by the PhytoSPHERE Agreement, the Company acquired certain assets of PhytoSPHERE (the “Transaction”). The closing of the Transaction occurred on January 29, 2013. Throughout the year ended December 31, 2013, the Company issued 5,825,000 shares of common stock and paid cash in the amount of $950,000 as payment for the assets acquired in the Transaction.

Description of our Subsidiaries - The Company owns 100% of the issued and outstanding membership interests of three subsidiaries: US Hemp Oil, LLC (“US Hemp Oil”), CannaVest Laboratories, LLC (“CannaVest Laboratories”) and Plus CBD, LLC (formerly, Global Hemp Source, LLC) (“Plus CBD”).

US Hemp Oil provides farming, procurement, processing, marketing and distribution services of bulk wholesale hemp seed. In addition, US Hemp Oil is involved with industry advocacy, creating greater public awareness and media exposure for the nutritional profile of hemp seeds and the environmental benefits of growing industrial hemp. CannaVEST Laboratories (formerly PhytoSPHERE Systems, LLC) provides processing technology and product development of hemp-based pharmaceutical and nutraceutical products. Plus CBD is the operating entity for Company sales and expense of CBD oil and end consumer products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All references to GAAP are in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2013, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 28, 2014. The results for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Use of Estimates - The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets and the allowance for doubtful accounts. It is at least reasonably possible that a change in the estimates will occur in the near term.

Reportable Segment - The Company’s internal reporting is organized into three channels: CBD products, laboratory services and hemp farming activities. These channels qualify as individual operating segments and are aggregated and viewed as one reportable segment due to their similar economic characteristics, products, production, distribution processes and regulatory environment.

Investments - The Company held a 24.97% interest in KannaLife Sciences, Inc. (“KannaLife”), a phyto-medical company specializing in the research and development of pharmacological products derived from plants. This investment was accounted for under the equity method of accounting. The Company’s financial results for the six months ended June 30, 2014 include a loss of $38,552 representing its share of KannaLife’s net loss for the period.

On June 2, 2014, the Company sold its 24.97% interest in KannaLife to PhytoSPHERE in exchange for 500,000 shares of the Company’s common stock held by PhytoSPHERE, an affiliate of KannaLife.

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Concentration of Credit Risk - As of June 30, 2014, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

Accounts Receivable - Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. There was an allowance for doubtful accounts of $400,000 at each of June 30, 2014 and December 31, 2013.

Revenue Recognition - The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition, which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to customers and the rights of ownership have transferred from the Company to the customer.

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for inventory as of June 30, 2014 or December 31, 2013.

Amounts paid to suppliers for inventory not received is classified as prepaid inventory. Once received, the cost of inventory received is reclassified to inventory.

Property & Equipment - Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives ranging from three to five years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Research & Development Expense - Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment.

Fair Value of Financial Instruments - In accordance with ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to its financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.

Goodwill and Intangible Assets - The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

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

Earnings (Loss) per Share - The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had no dilutive shares outstanding at June 30, 2014 and 2013.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.

The provision for income taxes differs from the expected tax by applying income before taxes at the applicable rate as the sale of KannaLife was deemed to have a gain for income tax purposes of $0.

Recent Issued and Newly Adopted Accounting Pronouncements - In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). The amendments in ASU No. 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. INVENTORY

Inventory is comprised of the following:

	June 30, 2014	December 31, 2013
Raw materials	$3,213,753	$1,867,751
Work in process	190,933	470,442
Finished goods	467,802	135,129
	$3,872,488	$2,473,322

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2014:

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$331,500	$838,500
Trade name	230,000	65,167	164,833
Noncompete agreement	2,710,000	767,833	1,942,167
	$4,110,000	$1,164,500	$2,945,500

Intangible assets consisted of the following at December 31, 2013:

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$214,500	$955,500
Trade name	230,000	42,167	187,833
Noncompete agreement	2,710,000	496,833	2,213,167
	$4,110,000	$753,500	$3,356,500

Amortization expense for the three months ended June 30, 2014 and 2013 was $205,500 and $205,500, respectively, and $411,000 and $342,500, respectively, for the six months ended June 30, 2014 and 2013.

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

The Company had determined that the conversion feature of the Note was considered a beneficial conversion feature and determined its value on July 25, 2013, the date of the amendment increasing the principal amount of the Note to $6,000,000, to be $800,000. The Company calculated the beneficial conversion feature at its intrinsic value. Accordingly, the beneficial conversion feature was accounted for as a debt discount to the Note and was to be amortized using the effective interest method as interest expense over the remaining life of the Note or upon conversion, if sooner. Upon conversion of the Note, the remaining balance of the debt discount totaling $589,474 was amortized to interest expense in the accompanying condensed consolidated financial statements.

At June 30, 2014 and December 31, 2013, the Company’s accounts receivable totaling $1,653,553 and $1,430,202, respectively, were 96% and 100%, respectively, from subsidiary companies of Medical Marijuana, Inc. (“MJNA”), a stockholder of the Company. For the three and six months ended June 30, 2014, the Company recognized revenues of $3,005,786 and $5,637,655, respectively, which are approximately 88% and 94%, respectively, related to sales to affiliated companies of MJNA. For the three and six months ended June 30, 2013, the Company recognized revenues of $107,683 and $1,190,058, respectively, which represented 100% for both periods, related to sales to affiliated companies of MJNA.

On January 10, 2014, MJNA agreed to assume $725,000 of the Company’s accounts receivable from Red Dice Holdings, LLC and write-off $11,496 of such accounts receivable. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 is subject to a Secured Promissory Note (the “Note”) issued by MJNA to the Company, whereby MJNA will make monthly payments to the Company, including interest at 7% per annum, over a two-year period. This note is secured by shares of common stock of the Company owned indirectly by MJNA through MJNA’s subsidiary, PhytoSPHERE, valued at two times the principal amount of the note based on the five-day average closing price of the Company’s common stock at the time of determination. Such determination shall occur every 60 days, at which time the number of shares pledged shall be increased or decreased, accordingly. At June 30, 2014, $297,691 of the note was classified as a current asset and $183,651 of the note was classified as a non-current asset.

On June 2, 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife. Accordingly, the Company recognized a gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share.

6. STOCKHOLDERS’ EQUITY

Common Stock - The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of June 30, 2014 and December 31, 2013, the Company had 33,116,666 and 15,580,000 shares of common stock issued and outstanding, respectively. During the six months ended June 30, 2014, the Company issued 8,031,666 shares of its common stock pursuant to a private placement offering for total proceeds of $8,422,500. The Company had received payment of $175,000 toward the purchase of these shares at December 31, 2013. In addition, 10,000,000 shares of the Company’s common stock were issued for a debt conversion (Note 5).

Preferred Stock - The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock.

Options/Warrants - On July 23, 2014, the Company’s stockholders approved the Company’s Amended and Restated 2013 Equity Incentive Plan (the “Plan”) which reserves 10,000,000 shares of the Company’s common stock for issuance under the Plan. As of June 30, 2014 and December 31, 2013, there were no outstanding options or warrants for the purchase of the Company’s common stock.

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain office space pursuant to a month-to-month lease agreement dated April 1, 2013, which provides for a monthly rent of $1,500. The landlord is a limited liability company of which a former director of the Company is the sole member.

On March 18, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1,000 kg of product. In addition, the Company entered into a consulting agreement with the third party supplier to provide consulting oversight for the growth and production of the product from the period beginning March 1, 2013 through August 30, 2014. Approximately $2.1 million is due by the Company pursuant to the terms of these agreements by October 2014.

On December 19, 2013, the Company entered into a purchasing contract with a third party supplier of CBD to provide up to a maximum of 1 million kilograms of raw product to the Company. There is approximately $1.7 million remaining to be paid by the Company under the contract.

On August 13, 2013, the Company entered into a lease for approximately 2,400 square feet laboratory space in San Diego, California. The monthly base rent was approximately $4,200 per month for a term of 12 months. On April 1, 2014, the Company entered into an amendment to the lease for laboratory space, which increased the amount of laboratory space under the lease and extended the term of the lease for one additional year through August 2015. This amendment increased the amount of lab space under lease to 3,276 and added storage space for an additional 887 square feet. The monthly base rent under the lease was increased to approximately $6,320 per month.

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

Contingencies

On March 8, 2008, Far West Industries (“Far West”) sued Michael J. Mona, Jr., President and Chief Executive Officer of the Company and others for damages resulting from fraud arising out of a land transaction in California (the “California Action”). On February 23, 2012, a judgment was entered in the California Action in favor of Far West against Mr. Mona and others in the amount of $17,777,562. On October 18, 2012, the judgment in the California Action was domesticated in Nevada and enforcement proceedings commenced including, but not limited to an examination of Mr. Mona as a judgment debtor, and garnishments of various accounts belonging to Mr. Mona. During the period, Mr. Mona loaned $3,000,000 to Roen Ventures, which was subsequently loaned to the Company. The suit alleges that the loan transactions were intended to prejudice creditors like Far West by concealing and wasting assets that would otherwise be available to satisfy the judgment that Far West has against Mr. Mona. Pursuant to a Second Amendment Complaint filed by Far West Industries on February 20, 2014, the Company was added as a defendant to the suit. On March 17, 2014, the Company was served with a complaint from Far West Industries. In summary, Far West alleges that the Company is in possession of funds as a result of an allegedly fraudulent transfer between Mr. Mona, Roen Ventures, LLC, and the Company. On May 13, 2014, a motion to dismiss filed by the Company was granted and thus, the Company will no longer be a defendant in the lawsuit.

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals have filed a motion asking to be designated the lead plaintiff in the litigation. The Court scheduled a hearing on August 14, 2014 to consider the motions for designation as lead plaintiff. The other individuals seeking lead plaintiff designation are: Wayne Chesner; Anamaria Schelling; Mark Williams; Otilda LaMont; Jane Ish and Steve Schuck.

The Company has not yet answered the Complaint and management intends to vigorously defend the allegations. Since the action was recently filed and no discovery has been conducted, an estimate of the possible loss cannot be made at this time.

8. SUBSEQUENT EVENTS

On July 23, 2014, the Company’s stockholders approved the Company’s Amended and Restated 2013 Equity Incentive Plan (the “Plan”) which reserves 10,000,000 shares of the Company’s common stock for issuance under the Plan. There are no outstanding options or warrants for the purchase of the Company’s common stock.

As previously reported in that certain Current Report on Form 8-K filed with the SEC on August 11, 2014, on August 9, 2013 the Company entered into a Non-Exclusive License and Distribution Agreement (the “HempMeds Agreement”) with HempMeds PX, LLC (“HempMeds”), which was effective as of July 1, 2013. HempMeds is a wholly-owned subsidiary of MJNA, a stockholder of the Company. The HempMeds Agreement granted HempMeds a non-exclusive, worldwide license and right to promote, market, sell, distribute and service the Company’s products and set forth the terms and conditions under which HempMeds would promote, market, sell, distribute and service the Company’s products including initial pricing for such services, which could be adjusted by the Company upon 30 days prior notice to HempMeds and the achievement of minimum purchase and sales quotas. Under the terms of the HempMeds Agreement, HempMeds was to be invoiced monthly for goods shipped with payment due 15 days after the date of invoice. In addition the HempMeds Agreement granted HempMeds an exclusive license to distribute the Company’s products online through HempMeds’ websites.

The initial term of the HempMeds Agreement to be was effective through June 30, 2016, and automatically renew for additional one-year periods unless terminated by either party upon 90 days prior notice of termination or otherwise in accordance with its terms.

On August 11, 2014, the HempMeds Agreement was terminated by the Company in accordance with the terms of the HempMeds Agreement which permitted the Company to terminate the HempMeds Agreement in the event of certain defaults by HempMeds. The Company had previously notified HempMeds that it was in breach of various provisions of the HempMeds Agreement including provisions regarding HempMeds distribution of competing products, the requirement that HempMeds obtain prior approval of marketing and promotional materials, the Company’s ability to access HempMeds sales data, and HempMeds payment of amounts due under the HempMeds Agreement, amongst others.

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

The following information should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (this “Report”), and the Notes thereto, which form an integral part of this Report.

Executive Summary of Our Business

We are in the business of developing, producing, marketing and selling end consumer products to the nutraceutical industry containing the hemp plant extract, Cannabidiol (“CBD”), and reselling to third parties raw product acquired by us pursuant to our supply relationships in Europe. We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. CBD is derived from hemp stalk and seed.

Our operations initially consisted of supplying our raw product to third parties, however in the third quarter of 2013, we launched our first consumer products which are available to consumers through our distributor, HempMeds PX, LLC, a subsidiary of Medical Marijuana, Inc. On August 11, 2014, the Company terminated the distribution agreement with HempMeds PX, LLC, as further described below under Part II, Item 5 “Other Information” of this Quarterly Report on Form 10-Q. We sell raw CBD which we have branded Real Scientific Hemp Oil (“RSHO”). In addition we sell tinctures under our Cibadex brand, and beauty products under our Cibaderm brand. We expect to continue to add new products to our portfolio going forward to enhance our line of CBD and hemp-related consumer products.

In order to accomplish our business plan, we will continue to make refinements to our current products and continue the development of additional products. We have implemented marketing and sales programs designed to establish brand awareness and consumer acceptance of our products and will continue to increase our efforts in this area. To date, we received working capital of $6,000,000 pursuant to a promissory note (the “Note”) issued by the Company to Roen Ventures, LLC (“Roen Ventures”). During the six-month period ended June 30, 2014, Roen Ventures converted the Note into 10,000,000 shares of the Company’s common stock, as discussed in Note 5 of the Notes to our Condensed Consolidated Financial Statements included herewith. An additional $8,422,500 of new capital was raised during the first and second quarters of 2014 through the issuance of shares of Company common stock through a private placement offering. Since inception we have achieved approximately $7.9 million in revenue through product sales.

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

Plan of Operations

Our Planned Operating Segments

We plan to diversify our business primarily into four operating segments:

•	Securing and supplying raw hemp product for sale to third parties;
•	Developing, producing, marketing and selling consumer products to the nutraceutical industry containing CBD;
•	Establishing and helping others to establish farming operations centered on the growth of industrial hemp; and
•	Investing in companies in our industry.

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

Results for the three and six months ended June 30, 2014 and 2013

Revenues, Cost of Goods Sold and Gross Profit - For the three months ended June 30, 2014, the Company realized revenues of $3,005,786 and resulting gross profit of $1,795,816 related to the sale of consumer products and RSHO primarily through our distributor HempMeds PX, LLC. The Company realized revenues of $107,683 and gross profit of $91,391 for the three months ended June 30, 2013. The increase in revenues is due to increased sales of both consumer products and RSHO during 2014. During 2013, the Company sold RSHO to affiliated companies, however the general market for the Company’s products and oil was not yet established. Increased sales for the three months ended June 30, 2014, was attributable to increased demand for our RSHO from our distributor HempMeds PX, LLC. The increase in gross profit is a result of a different pricing structure for products sold during the three months ended June 30, 2014, compared with the three months ended June 30, 2013. On August 11, 2014, the Company terminated the distribution agreement with HempMeds PX, LLC, as further described below under Part II, Item 5 “Other Information” of this Quarterly Report on Form 10-Q, which may have an impact on future revenues.

For the six months ended June 30, 2014, the Company realized revenues of $5,637,655 and resulting gross profit of $3,406,682 related to the sale of consumer products and RSHO primarily through our distributor HempMeds PX, LLC. The Company realized revenues of $1,190,058 and gross profit of $968,316 for the six months ended June 30, 2013. The increase in revenues is due to increased sales of both consumer products and RSHO during 2014. During 2013, the Company sold RSHO to affiliated companies, however the general market for the Company’s products and oil was not yet established. Increased sales for the six months ended June 30, 2014 was attributable to increased demand for our RSHO from our distributor HempMeds PX, LLC. The increase in gross profit is a result of a different pricing structure for products sold during the six months ended June 30, 2014 compared with the six months ended June 30, 2013. On August 11, 2014, the Company terminated the distribution agreement with HempMeds PX, LLC, as further described below under Part II, Item 5 “Other Information” of this Quarterly Report on Form 10-Q, which may have an impact on future revenues.

Selling, General and Administrative Expenses - For the three months ended June 30, 2014, the Company incurred selling, general and administrative expenses in the amount of $1,507,423 compared with $419,002 for the three months ended June 30, 2013. This increase is related to the continued growth of Company operations, web development and increased marketing and legal costs. This amount also includes $205,500 and $205,500 of amortization expense of vendor relationships and non-compete agreements acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by the Company with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) for the three months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the Company incurred selling, general and administrative expenses in the amount of $2,431,789 compared with $613,394 for the six months ended June 30, 2013. This increase is related to the continued growth of Company operations, web development and increased marketing and legal costs. This amount also includes $411,000 and $342,500 of amortization expense of vendor relationships and non-compete agreements acquired through the PhytoSPHERE Agreement entered into by the Company with PhytoSPHERE for the six months ended June 30, 2014 and 2013, respectively.

Research and Development Expenses - For the three months ended June 30, 2014, the Company incurred research and development expenses of $156,501. For the six months ended June 30, 2014, the Company incurred research and development expenses of $307,522. The Company did not incur any research and development expenses for the three or six months ended June 30, 2013. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period.

Interest expense - For the three months ended June 30, 2014, the Company did not incur any interest expense. For the six months ended June 30, 2014, the Company recognized interest expense of $615,344. This included interest accrued under the Roen Ventures Note in the amount of $25,870, amortization of the debt discount on the Note in the amount of $42,105 up until the date the Note was converted to shares of the Company’s common stock, and $547,369 representing the amortization of the remaining debt discount at the date of conversion. The Company nets any interest recorded in accounts receivable and cash balances with interest expense as typically these amounts are not material.

Gain/Loss on Equity Investment - For the six months ended June 30, 2014, the Company recognized a loss of $38,552, representing its pro rata share (24.97%) of the loss of KannaLife Sciences, Inc. (“KannaLife”) for the period. The Company did not recognize any gain or loss from investment for the six months ended June 30, 2013, as the Company did not own a sufficient amount of KannaLife stock to require recognition of any gain or loss for the period.

On June 2, 2014, the Company sold its 24.97% equity investment in Kannalife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife. Accordingly, the Company recognized a gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share.

Income Taxes – The provision for income taxes differs from the expected tax by applying the income before taxes at the applicable rate as the sale of KannaLife was deemed to have a gain for income tax purposes of $0.

Liquidity and Capital Resources - A summary of our changes in cash flow for the six months ended June 30, 2014 and 2013 is provided below:

	For the Six Months Ended
	June 30,
	2014	2013
Net cash flows provided by (used in):
Operating activities	$(1,033,058)	$(1,987,809)
Investing activities	(95,201)	(1,216,252)
Financing activities	8,155,131	3,280,300
Net increase (decrease) in cash	7,026,872	76,239
Cash, beginning of period	2,243,670	431
Cash, end of period	$9,270,542	$76,670

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our ability to obtain proceeds from selling Company stock.

Net cash provided by or used in operating activities includes net income adjusted for non-cash expenses such as depreciation and amortization, loss on equity investment, gain on sale of equity investment and stock-based compensation. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 totaled $1,033,058 and $1,987,809, respectively. The change in cash flows between periods primarily reflects timing differences in the purchase of inventory and accounts receivable fluctuation. Cash used for inventory purchases was approximately $2,418,000 for the six months ended June 30, 2014 compared to $880,019 for the six months ended June 30, 2013. Cash used to fund accounts receivable was $513,051 for the six months ended June 30, 2014 compared to $1,832,356 for the six months ended June 30, 2013. Cash provided by accounts payable and accrued expenses was $729,507 for the six months ended June 30, 2014 and $47,657 for the six months ended June 30, 2013. Additionally, $589,474 of unamortized debt discount was expensed in during the six months ended June 30, 2014.

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 totaled $95,201 and $1,216,252, respectively. The net cash used in investing activity for the six months ended June 30, 2014 consisted of $213,859 of property and equipment purchases and $118,658 of principal repayment on note receivable. The net cash used in investing activity for the six months ended June 30, 2013 consisted primarily of cash paid for the PhytoSPHERE Agreement totaling $750,000 and the investment in KannaLife totaling $500,000.

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 totaled $8,155,131 and $3,280,300, respectively. Cash flows provided by financing activities in 2014 primarily include $8,247,500 in proceeds from the sale of common stock. Cash flows provided by financing activities in 2013 primarily include proceeds of $3,280,500 from the Roen Ventures, LLC loan.

The Company is a party to a contract for the growth and processing of 1,000 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2014. The total amount left to be paid under this contract is approximately $2.1 million through October 2014. The Company is party to a second purchasing contract to provide up to 1 million kilograms of raw product to the Company. There is approximately $1.7 million remaining to be paid under this contract. We also have additional contracts in place for the growth and processing of hemp oil for delivery through October 2018. We anticipate the cost of those contracts will remain consistent with current year prices.

Our common stock currently trades on the OTCBB under the symbol “CANV.”

We have generated revenues since our inception and have sold and shipped raw product to third parties for which we have achieved revenues totaling approximately $7.9 million. Our revenues are currently sufficient to pay our operating expenses, however due to the concentration of our customer base, we are unsure if we can maintain a level of revenues sufficient to cover our operating expenses, which would affect our ability to continue as a going concern and make us dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. Prior to the fiscal quarter ended March 31, 2014, we experienced losses and negative cash flows from operations since inception. If we are unable to maintain profitable operations or obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in the Company.

Off-Balance Sheet Arrangements

The Company has two supply agreements in place with European farmers to supply raw material in future years. These arrangements are critical to Company operations since the worldwide supply of raw hemp is currently limited.

The first supply agreement provides for growth, harvesting and supply of raw materials. The agreement provides for supplies in excess of 1,000 kilograms of product over the next three years. As of June 30, 2014, the Company owed approximately $2.1 million to the supplier under this agreement.

The second supply agreement also provides for growth, harvesting and supply of up to 1 million kilograms of raw product. There is approximately $1.7 million remaining to be paid by the Company under this agreement. We have contracts in place for the growth and processing of hemp oil for delivery through October 2018. We anticipate the cost of those contracts will remain consistent with current year price.

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

Accounts receivable - Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions.

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. Amounts paid to suppliers for inventory not received is classified as prepaid inventory. Once received, the cost of inventory received is reclassified to inventory.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.

The provision for income taxes differs from the expected tax rate by applying income before taxes at the applicable Federal rate as the sale of KannaLife was deemed to have a gain for income tax purposes of $0.

Revenue Recognition - Our revenue recognition policy is consistent with the criteria set forth in the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104— Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 that:

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

Recent Issued and Newly Adopted Accounting Pronouncements - In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on its condensed consolidated financial statements.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2014. In making this assessment, the Company used the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of June 30, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On March 8, 2008, Far West Industries (“Far West”) sued Michael J. Mona, Jr., President and Chief Executive Officer of the Company and others for damages resulting from fraud arising out of a land transaction in California (the “California Action”). On February 23, 2012, a judgment was entered in the California Action in favor of Far West against Mr. Mona and others in the amount of $17,777,562. On October 18, 2012, the judgment in the California Action was domesticated in Nevada and enforcement proceedings commenced including, but not limited to an examination of Mr. Mona as a judgment debtor, and garnishments of various accounts belonging to Mr. Mona. During the period, Mr. Mona loaned $3,000,000 to Roen Ventures, which was subsequently loaned to the Company. The suit alleges that the loan transactions were intended to prejudice creditors like Far West by concealing and wasting assets that would otherwise be available to satisfy the judgment that Far West has against Mr. Mona. Pursuant to a Second Amendment Complaint filed by Far West on February 20, 2014, the Company was added as a defendant to the suit. On March 17, 2014, the Company was served with a complaint from Far West. In summary, Far West alleges that the Company is in possession of funds as a result of an allegedly fraudulent transfer between Mr. Mona, Roen Ventures, LLC, and the Company.

On May 13, 2014, Judge Gonzalez in the Clark County District Court granted a motion to dismiss filed by the Company and thus the Company will no longer be a defendant in the lawsuit. Judge Gonzalez specifically ruled that Far West had not provided any evidence to support a fraudulent transfer or alter ego theory against the Company. While Judge Gonzalez rejected a request by Far West that it be permitted to amend its lawsuit in order to maintain claims against the Company, she did rule that the dismissal is “without prejudice” and that Far West may seek leave of court to bring the Company back into the case at a later date if it uncovers evidence to support a fraudulent transfer or alter ego theory.

On July 15, 2014, without obtaining leave of court, Far West filed a Third Amended Complaint that purports to bring the Company back into the case. However, Judge Gonzalez did not authorize new claims against the Company and therefore counsel for the Company contacted counsel for Far West on July 25, 2014, and demanded that the Company be dismissed from the lawsuit. Counsel for Far West has agreed to dismiss all claims asserted against the Company.

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791.00. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals have filed a motion asking to be designated the lead plaintiff in the litigation. The Court scheduled a hearing on August 14, 2014 to consider the motions for designation as lead plaintiff. The other individuals seeking lead plaintiff designation are: Wayne Chesner; Anamaria Schelling; Mark Williams; Otilda LaMont; Jane Ish and Steve Schuck.

The Company has not yet answered the complaint and management intends to vigorously defend the allegations.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

As previously reported in that certain Current Report on Form 8-K filed with the SEC on August 11, 2014, on August 9, 2013 the Company entered into a Non-Exclusive License and Distribution Agreement (the “HempMeds Agreement”) with HempMeds PX, LLC (“HempMeds”), which was effective as of July 1, 2013. HempMeds is a wholly-owned subsidiary of Medical Marijuana, Inc., a stockholder of the Company. The HempMeds Agreement granted HempMeds a non-exclusive, worldwide license and right to promote, market, sell, distribute and service the Company’s products and set forth the terms and conditions under which HempMeds would promote, market, sell, distribute and service the Company’s products including initial pricing for such services, which could be adjusted by the Company upon 30 days prior notice to HempMeds and the achievement of minimum purchase and sales quotas. Under the terms of the HempMeds Agreement, HempMeds was to be invoiced monthly for goods shipped with payment due 15 days after the date of invoice. In addition the HempMeds Agreement granted HempMeds an exclusive license to distribute the Company’s products online through HempMeds’ websites.

The initial term of the HempMeds Agreement to be was effective through June 30, 2016, and automatically renew for additional one-year periods unless terminated by either party upon 90 days prior notice of termination or otherwise in accordance with its terms.

On August 11, 2014, the HempMeds Agreement was terminated by the Company in accordance with the terms of the HempMeds Agreement which permitted the Company to terminate the HempMeds Agreement in the event of certain defaults by HempMeds. The Company had previously notified HempMeds that it was in breach of various provisions of the HempMeds Agreement including provisions regarding HempMeds distribution of competing products, the requirement that HempMeds obtain prior approval of marketing and promotional materials, the Company’s ability to access HempMeds sales data, and HempMeds payment of amounts due under the HempMeds Agreement, amongst others.

Item 6: EXHIBITS:

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1(1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2(1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
4.1(2)	CannaVEST Corp. Specimen Stock Certificate.
10.1(2)	CannaVEST Corp. Amended and Restated 2013 Equity Incentive Plan.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document
101 SCH*	XBRL Schema Document
101 CAL*	XBRL Calculation Linkbase Document
101 LAB*	XBRL Labels Linkbase Document
101 PRE*	XBRL Presentation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document

* Filed herewith.

(1)	Incorporated by reference from an exhibit to our Current Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANNAVEST CORP.

August 14, 2014	By:	/s/ Michael J. Mona, Jr.
Michael Mona, Jr. (President and Chief Executive Officer)

	By:	/s/ Joseph D. Dowling
Joseph Dowling (Chief Financial Officer)

