Form 10-Q
period 2014-09-30
CannaVEST Corp.
filed 2014-11-14
CIK 1510964

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2014, the issuer had 33,419,166 shares of issued and outstanding common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current assets
Cash	$4,784,539	$2,243,670
Accounts receivable (net)	650,785	1,430,202
Note receivable, current portion (Note 5)	303,032	–
Prepaid inventory	5,576,641	1,734,831
Inventory (Note 3)	5,605,167	2,473,322
Prepaid expenses and other current assets	216,250	174,317
Total current assets	17,136,414	8,056,342

Property & equipment (net)	491,707	214,128
Intangibles (net) (Note 4)	2,740,000	3,356,500
Goodwill	1,855,512	1,855,512
Accounts receivable, net of current portion	–	310,300
Note receivable- Dixie Botanicals (Note 5)	105,875	–
Investment in KannaLife Sciences (Note 5)	–	439,246
Total assets	$22,329,508	$14,232,028

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$268,843	$24,622
Accrued expenses	149,348	222,703
Common stock to be issued (Note 6)	–	175,000
Amount due to related party	–	300
Total current liabilities	418,191	422,625

Non-current liabilities
Line of credit - Roen Ventures, LLC, net of debt discount (Note 5)	–	5,502,595
Total liabilities	418,191	5,925,220

Commitments and contingencies (Note 7)

Stockholders’ equity (Note 6)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 33,119,166 and 15,580,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,311	1,558
Additional paid-in capital	16,912,534	10,749,662
Retained earnings (accumulated deficit)	4,995,472	(2,444,412)
Total stockholders’ equity	21,911,317	8,306,808
Total liabilities and stockholders’ equity	$22,329,508	$14,232,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Product sales	$1,859,961	$163,662	$7,497,616	$1,353,720
Cost of goods sold	737,542	48,551	2,968,515	270,293
Gross profit	1,122,419	115,111	4,529,101	1,083,427
Operating expenses:
Selling, general and administrative	1,350,639	653,872	3,782,428	1,267,266
Research and development	262,065	137,496	569,587	137,496
Total operating expenses	1,612,704	791,368	4,352,015	1,404,762
Operating income (loss)	(490,285)	(676,257)	177,086	(321,335)

Other income (expenses):
Interest income (expense), net	8,156	(134,504)	(597,956)	(155,027)
Allocated loss on equity investment	–	–	(38,552)	–
Gain on sale of equity investment (Notes 2 and 5)	–	–	7,899,306	–
Income (loss) before income taxes	(482,129)	(810,761)	7,439,884	(476,362)
Provision for income taxes	–	–	–	–

NET INCOME (LOSS)	$(482,129)	$(810,761)	$7,439,884	$(476,362)
Earnings (loss) per share	$(0.01)	$(0.08)	$0.24	$(0.05)
Weighted average number of - shares basic & diluted	33,116,675	10,010,055	30,961,675	8,841,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2014

Unaudited

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2013 (audited)	15,580,000	$1,558	$10,749,662	$(2,444,412)	$8,306,808
Shares issued for cash (net of expenses) (Note 6)	8,031,666	803	8,421,697	–	8,422,500
Shares issued for conversion of note from Roen					–
Ventures, LLC (Note 5)	10,000,000	1,000	5,999,000	–	6,000,000
Shares issued pursuant to employment agreement	7,500	–	42,125	–	42,125
Shares received in exchange for sale of equity investment (Notes 2 and 5)	(500,000)	(50)	(8,299,950)	–	(8,300,000)
Net income	–	–	–	7,439,884	7,439,884
Balance, September 30, 2014 (unaudited)	33,119,166	$3,311	$16,912,534	$4,995,472	$21,911,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net income (loss)	$7,439,884	$(476,362)
Adjustment to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	686,671	551,427
Amortization of debt discount	589,474	67,095
Loss on equity investment	38,552	–
Gain on sale of equity investment	(7,899,306)	–
Stock issued pursuant to employment agreement	42,125	–
Bad debt expense	(300,000)	–
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(41,933)	–
Prepaid inventory	(3,841,810)	66,164
Inventory	(3,131,845)	(2,048,942)
Accounts receivable	789,717	(1,265,295)
Accounts payable and accrued expenses	170,866	211,514
Net cash used in operating activities	(5,457,605)	(2,894,399)

INVESTING ACTIVITIES
Cash received on acquisition	–	50,775
Purchase of equipment	(347,750)	(201,199)
Cash paid on PhytoSPHERE Agreement	–	(950,000)
Investment in Kannalife Sciences	–	(650,000)
Repayment of principal on note receivable	191,093	–
Net cash flows used in investing activities	(156,657)	(1,750,424)

FINANCING ACTIVITIES
Common stock issued for cash	8,247,500	–
Proceeds from (payment of) loan from Roen Ventures	(92,069)	4,780,500
Repayment of loan from related party	(300)	(200)
Proceeds from equipment loan, net of repayment	–	30,000
Net cash flows from financing activities	8,155,131	4,810,300

Net increase in cash	2,540,869	165,477
Cash, beginning of period	2,243,670	431
Cash, end of period	$4,784,539	$165,908

Supplemental disclosures for non-cash transactions
Value of debt discount	$–	$637,400
Accounts receivable assumed from acquisition	–	396,438
Inventory assumed from acquisition	–	345,477
Prepaid inventory assumed from acquisition	–	1,260,510
Property and equipment assumed from acquisition	–	1,288
Goodwill	–	1,855,512
Intangible assets acquired from acquisition	–	4,110,000
Amount due to PhytoSPHERE	–	(1,314,878)
Common shares issued for PhytoSPHERE acquisition	–	(5,755,122)
Conversion of line of credit - Roen Ventures, LLC to common stock	6,000,000	–
Conversion of accounts receivable to note receivable	(600,000)	–
Common stock to be issued	(175,000)	–
Common stock received in exchange for sale of investment	8,300,000	–

Supplemental cash flow disclosures:
Interest paid	$187,453	$–
Taxes paid	56,170	–

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

Description of our Subsidiaries - The Company owns 100% of the issued and outstanding membership interests of three subsidiaries: US Hemp Oil, LLC (“US Hemp Oil”), CannaVest Laboratories, LLC (formerly, PhytoSPHERE Systems, LLC) (“CannaVest Laboratories”) and Plus CBD, LLC (formerly, Global Hemp Source, LLC) (“Plus CBD”).

US Hemp Oil provides farming, procurement, processing, marketing and distribution services of bulk wholesale hemp seed. In addition, US Hemp Oil is involved with industry advocacy, creating greater public awareness and media exposure for the nutritional profile of hemp seeds and the environmental benefits of growing industrial hemp. CannaVEST Laboratories provides processing technology and product development of hemp-based pharmaceutical and nutraceutical products. Plus CBD is the operating entity for Company sales and expense of CBD oil and end consumer products.

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

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2013, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 28, 2014. The results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Investments - The Company held a 24.97% interest in KannaLife Sciences, Inc. (“KannaLife”), a phyto-medical company specializing in the research and development of pharmacological products derived from plants. This investment was accounted for under the equity method of accounting. The Company’s financial results for the nine months ended September 30, 2014 include a loss of $38,552 representing its share of KannaLife’s net loss for the period.

On June 2, 2014, the Company sold its 24.97% interest in KannaLife to PhytoSPHERE in exchange for 500,000 shares of the Company’s common stock held by PhytoSPHERE, an affiliate of KannaLife (see Note 5).

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Concentration of Credit Risk - As of September 30, 2014, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. There was an allowance for doubtful accounts of $100,000 at September 30, 2014 and $400,000 at December 31, 2013.

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

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for inventory as of September 30, 2014 or December 31, 2013.

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

Earnings (Loss) per Share - The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had no dilutive shares outstanding at September 30, 2014 and 2013.

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

3. INVENTORY

Inventory is comprised of the following:

	September 30, 2014	December 31, 2013
Raw materials	$3,128,091	$1,867,751
Work in process	1,532,418	470,442
Finished goods	944,658	135,129
	$5,605,167	$2,473,322

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2014:

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$390,000	$780,000
Trade name	230,000	76,667	153,333
Noncompete agreement	2,710,000	903,333	1,806,667
	$4,110,000	$1,370,000	$2,740,000

Intangible assets consisted of the following at December 31, 2013:

Description	Original Fair Market Value	Accumulated Amortization	Net
Vendor relationships	$1,170,000	$214,500	$955,500
Trade name	230,000	42,167	187,833
Noncompete agreement	2,710,000	496,833	2,213,167
	$4,110,000	$753,500	$3,356,500

Amortization expense for the three months ended September 30, 2014 and 2013 was $205,500 and $205,500, respectively, and $616,500 and $548,000, respectively, for the nine months ended September 30, 2014 and 2013.

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

At September 30, 2014 and December 31, 2013, the Company’s accounts receivable totaling $650,785 and $1,430,202, respectively, of which 25% and 100%, respectively, were from subsidiary companies of Medical Marijuana, Inc. (“MJNA”), a stockholder of the Company. For the three and nine months ended September 30, 2014, the Company recognized revenues of $1,859,961 and $7,497,616, respectively, of which approximately 2% and 70%, respectively, related to sales to affiliated companies of MJNA.

On January 10, 2014, MJNA agreed to assume $725,000 of the Company’s accounts receivable from Red Dice Holdings, LLC and write-off $11,496 of such accounts receivable. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 is subject to a Secured Promissory Note (the “Note Receivable”) issued by MJNA to the Company, whereby MJNA will make monthly payments to the Company, including interest at 7% per annum, over a two-year period. This note is secured by shares of common stock of the Company owned indirectly by MJNA through MJNA’s subsidiary, PhytoSPHERE, valued at two times the principal amount of the note based on the five-day average closing price of the Company’s common stock at the time of determination. Such determination shall occur every 60 days, at which time the number of shares pledged shall be increased or decreased, accordingly. At September 30, 2014, $303,032 of the Note Receivable was classified as a current asset and $105,875 of the Note Receivable was classified as a non-current asset.

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

6. STOCKHOLDERS’ EQUITY

Common Stock - The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of September 30, 2014 and December 31, 2013, the Company had 33,119,166 and 15,580,000 shares of common stock issued and outstanding, respectively. During the three months ended September 30, 2014, the Company issued 2,500 pursuant to an employment agreement. During the nine months ended September 30, 2014, the Company issued 8,039,166 shares of its common stock, of which 7,500 shares related to an employment agreement and 8,031,666 were pursuant to a private placement offering. The Company had received payment of $175,000 toward the purchase of these shares at December 31, 2013. In addition, 10,000,000 shares of the Company’s common stock were issued for a debt conversion (Note 5).

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

Options/Warrants - On July 23, 2014, the Company’s stockholders approved the Company’s Amended and Restated 2013 Equity Incentive Plan (the “Plan”) which reserves 10,000,000 shares of the Company’s common stock for issuance under the Plan. As of September 30, 2014 and December 31, 2013, there were no outstanding options or warrants for the purchase of the Company’s common stock.

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

The Company is a party to a contract for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $6.9 million through October 2015. The Company is party to a second purchasing contract to provide up to 1 million kilograms of raw product to the Company. There is approximately $3.1 million remaining to be paid under this second contract. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

Contingencies

On March 8, 2008, Far West Industries (“Far West”) sued Michael J. Mona, Jr., President and Chief Executive Officer of the Company and others for damages resulting from fraud arising out of a land transaction in California (the “California Action”). On February 23, 2012, a judgment was entered in the California Action in favor of Far West against Mr. Mona and others in the amount of $17,777,562. On October 18, 2012, the judgment in the California Action was domesticated in Nevada and enforcement proceedings commenced including, but not limited to an examination of Mr. Mona as a judgment debtor, and garnishments of various accounts belonging to Mr. Mona. During the period, Mr. Mona loaned $3,000,000 to Roen Ventures, which was subsequently loaned to the Company. The suit alleges that the loan transactions were intended to prejudice creditors like Far West by concealing and wasting assets that would otherwise be available to satisfy the judgment that Far West has against Mr. Mona. Pursuant to a Second Amendment Complaint filed by Far West Industries on February 20, 2014, the Company was added as a defendant to the suit. On March 17, 2014, the Company was served with a complaint from Far West Industries. In summary, Far West alleges that the Company is in possession of funds as a result of an allegedly fraudulent transfer between Mr. Mona, Roen Ventures, LLC, and the Company.  On May 13, 2014, a motion to dismiss filed by the Company was granted and thus, the Company will no longer be a defendant in the lawsuit.  Although Far West’s counsel thereafter filed a Third Amended Complaint which improperly sought to re-name the Company as a defendant, on October 16, 2014, Far West filed a dismissal of the Company after the Company threatened to bring a motion for sanctions for violating the Court order of May 13, 2014.  Accordingly, the Company has been formally dismissed from the action.

On April 23, 2014, Tanya Sallustro filed a purported class action complaint  (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs.  Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791.00.  The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero).  Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.”  Subsequent to the filing of the Complaint, six different individuals have filed a motion asking to be designated the lead plaintiff in the litigation.  The Court scheduled a hearing on August 14, 2014 to consider the motions for designation as lead plaintiff.  The other individuals seeking lead plaintiff designation are:  Wayne Chesner; Anamaria Schelling; Mark Williams; Otilda LaMont; Jane Ish and Steve Schuck.  After a hearing held on August 14, 2014, the Court took the matter under submission.  As of November 3, 2014, the Court has not issued a ruling appointing a lead plaintiff.  Accordingly, the Company has not yet answered the Complaint, but management intends to vigorously defend the allegations. An estimate of the possible loss cannot be made at this time.

On August 11, 2014, we terminated the Non-Exclusive License and Distribution Agreement with HempMeds PX, LLC (the “HempMeds Agreement”).  On or about August 13, 2014, HempMeds PX, LLC (“HempMeds”) demanded arbitration against us and recommended that the parties engage Private Trials in Las Vegas, Nevada to conduct the arbitration, denying that HempMeds was in breach of the HempMeds Agreement.  On August 22, 2014, HempMeds filed a complaint in the Eighth Judicial District, Clark County, Nevada (the “Nevada Complaint”) against us for breach of the HempMeds Agreement, unjust enrichment, and interference with prospective business advantage, claiming that it had satisfied all of its obligations under the HempMeds Agreement and that we breached that agreement by terminating it without just cause.  Concurrently, HempMeds filed a Motion for Preliminary Injunction, asking the Court to reinstate the HempMeds Agreement, namely the provision that identified HempMeds as the exclusive on-line seller of certain products of the Company.  The court denied HempMeds’ motion on October 3, 2014.  We have not yet answered the Nevada Complaint because the parties have agreed to arbitration and are attempting to resolve the issue of where the arbitration will be held.  We deny HempMeds’ claims and intend to vigorously defend the allegations and file appropriate counter-claims.  Since the action was recently filed and no discovery has been conducted, an estimate of the possible loss or recovery cannot be made at this time.

On September 11, 2014, we filed a complaint for trademark infringement against Kannaway, LLC, General Hemp, LLC and HDDC Holdings, LLC in the United States District Court, Southern District of California, Case No. 14-cv-2160-CAB-BLM, asserting that defendants have infringed our Cannabis Beauty Defined trademarks.  Defendants filed a Motion to Dismiss some of our claims, asserting that we have failed to allege sufficient facts to support those claims.  The Court is scheduled to hear the motion on December 19, 2014.  Management intends to oppose the motion and to vigorously prosecute this complaint.  Since the action was recently filed and no discovery has been conducted, an estimate of the possible recovery cannot be made at this time.

8. SUBSEQUENT EVENTS

On October 1, 2014, various employees and consultants of the Company were granted 2,450,000 common stock options with vesting periods ranging from 2-4 years. Also on October 1, 2014, members of the board of directors and an officer of the Company received direct common stock grants totaling of 300,000 shares.

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

The following information should be read in conjunction with the information contained in the unaudited Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (this “Report”), and the Notes thereto, which form an integral part of this Report.

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

Our operations initially consisted of supplying our raw product to third parties, however in the third quarter of 2013, we launched our first consumer products, which included tinctures and capsules under our Cibadex brand, and beauty products under our Cibaderm brand. During 2014, we launched PlusCBD™, our new brand that includes: oil, CBD powder, water soluble CBD, various dietary supplements and beauty products. We expect to continue to add new products to our PlusCBD™ portfolio to enhance our line of CBD and hemp-related consumer products.

In order to accomplish our business plan, we will continue to make refinements to our current products and continue the development of additional products. We have implemented marketing and sales programs designed to establish brand awareness and consumer acceptance of our products and will continue to increase our efforts in this area. To date, we received working capital of $6,000,000 pursuant to a promissory note (the “Note”) issued by the Company to Roen Ventures, LLC (“Roen Ventures”). During the nine-month period ended September 30, 2014, Roen Ventures converted the Note into 10,000,000 shares of the Company’s common stock, as discussed in Note 5 of the Notes to our Condensed Consolidated Financial Statements included herewith. An additional $8,422,500 of new capital was raised during the first and second quarters of 2014 through the issuance of shares of Company common stock through a private placement offering. Since inception, we have achieved approximately $9.6 million in revenue through product sales.

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

Plan of Operations

Our Planned Operating Segments

We plan to diversify our business primarily into four operating segments:

•	Securing and supplying raw hemp product for sale to third parties;
•	Developing, producing, marketing and selling consumer products to the nutraceutical and beauty product industries containing CBD;
•	Establishing farming operations centered on the growth of industrial hemp; and
•	Investing in companies in our industry.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results for the three and nine months ended September 30, 2014 and 2013

Revenues, Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2014, the Company realized revenues of $1,859,961 and resulting gross profit of $1,122,419 related to the sale of consumer products primarily through our distribution of new customers. The Company realized revenues of $163,662 and gross profit of $115,111 for the three months ended September 30, 2013. The increase in revenues is due to increased sales of both consumer products and oil sales during 2014. During 2013, the Company sold oil and consumer products to affiliated companies, however the general market for the Company’s products and oil was not yet established. Increased sales for the three months ended September 30, 2014, was attributable to increased demand for our oil and consumer products. The increase in gross profit is a result of increased sales volume and a different pricing structure for products sold during the three months ended September 30, 2014, compared with the three months ended September 30, 2013.

For the nine months ended September 30, 2014, the Company realized revenues of $7,497,616 and resulting gross profit of $4,529,101 related to the sale of consumer products primarily through our distribution of new customers. The Company realized revenues of $1,353,720 and gross profit of $1,083,427 for the nine months ended September 30, 2013. The increase in revenues is due to increased sales of both consumer products and oil sales during 2014. During 2013, the Company sold oil and consumer products to affiliated companies, however the general market for the Company’s products and oil was not yet established. Increased sales for the nine months ended September 30, 2014 was attributable to increased demand for our oil and consumer products. The increase in gross profit is a result of increased sales volume and a different pricing structure for products sold during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

Selling, General and Administrative Expenses - For the three months ended September 30, 2014, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $1,350,639 compared with $653,872 for the three months ended September 30, 2013. This increase is related to the continued growth of Company operations, increase in our headcount, marketing and legal expense. Our legal expenses have increased due to various matters that we are vigorously defending. The SG&A expenses include $205,500 and $205,500 of amortization expense of vendor relationships and non-compete agreements acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by the Company with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) for the three months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, the Company incurred SG&A expenses in the amount of $3,782,428 compared with $1,267,266 for the nine months ended September 30, 2013. This increase is related to the continued growth of Company operations, increase in our headcount, marketing and legal costs. Our legal fees have increased due to various matters that we are vigorously defending. The SG&A expenses include $616,500 and $548,000 of amortization expense of vendor relationships and non-compete agreements acquired through the PhytoSPHERE Agreement entered into by the Company with PhytoSPHERE for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Expenses - For the three and nine months ended September 30, 2014, the Company incurred research and development expenses of $262,065 and $569,587, respectively. The Company incurred research and development expenses in the amount of $137,496 for both the three or nine months ended September 30, 2013. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period.

Interest income/expense - For the three months ended September 30, 2014, the Company recognized interest income of $8,156. For the nine months ended September 30, 2014, the Company recognized interest expense of $597,956. This included interest accrued under the Roen Ventures Note in the amount of $25,870, amortization of the debt discount on the Note in the amount of $42,105 up until the date the Note was converted to shares of the Company’s common stock, and $589,474 representing the amortization of the remaining debt discount at the date of conversion. The Company nets any interest recorded in accounts receivable and cash balances with interest expense as typically these amounts are not material.

Gain/Loss on Equity Investment - For the nine months ended September 30, 2014, the Company recognized a loss of $38,552, representing its pro rata share (24.97%) of the loss of KannaLife Sciences, Inc. (“KannaLife”) for the period. The Company did not recognize any gain or loss from investment for the nine months ended September 30, 2013, as the Company did not own a sufficient amount of KannaLife stock to require recognition of any gain or loss for the period.

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

Income Taxes - The provision for income taxes differs from the expected tax by applying the income before taxes at the applicable rate as the sale of KannaLife was deemed to have a gain for income tax purposes of $0.

Liquidity and Capital Resources - A summary of our changes in cash flow for the nine months ended September 30, 2014 and 2013 is provided below:

	For the Nine Months Ended
	September 30,
	2014	2013
Net cash flows provided by (used in):
Operating activities	$(5,457,605)	$(2,894,399)
Investing activities	(156,657)	(1,750,424)
Financing activities	8,155,131	4,810,300
Net increase (decrease) in cash	2,540,869	165,477
Cash, beginning of period	2,243,670	431
Cash, end of period	$4,784,539	$165,908

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

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 totaled $5,457,605 and $2,894,399, respectively. The change in cash flows between periods primarily reflects increased prepayments for inventory, purchases of inventory and accounts receivable fluctuation. Cash used for prepayments of inventory and inventory purchases was approximately $6,973,655 for the nine months ended September 30, 2014 compared to $1,982,778 for the nine months ended September 30, 2013. Cash provided by accounts receivable collection was $789,717 for the nine months ended September 30, 2014 compared to $1,265,295 used to fund accounts receivable for the nine months ended September 30, 2013. During the three months ended September 30, 2014, collection of accounts receivable was greater than anticipated resulting in a $300,000 reduction of our allowance for doubtful accounts with a corresponding adjustment (credit) to bad debt expense of $300,000. Cash provided by accounts payable and accrued expenses was $170,866 for the nine months ended September 30, 2014 and $211,514 for the nine months ended September 30, 2013. Unamortized debt discount of $589,474 was expensed during the nine months ended September 30, 2014. Additionally, in June 2014, the Company sold its 24.97% equity investment in Kannalife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife. Accordingly, the Company recognized a gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share. This was a non-cash transaction and accordingly is an adjustment to cash used in operating activities for the nine months ended September 30, 2014.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 totaled $156,657 and $1,750,424, respectively. The net cash used in investing activity for the nine months ended September 30, 2014 consisted of $347,750 of property and equipment purchases and $191,093 of principal repayments on note receivable. The net cash used in investing activity for the nine months ended September 30, 2013 consisted primarily of cash paid for the PhytoSPHERE Agreement totaling $950,000 and the investment in KannaLife totaling $650,000.

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 totaled $8,155,131 and $4,810,300, respectively. Cash flows provided by financing activities in 2014 primarily include $8,247,500 in proceeds from the sale of common stock. Cash flows provided by financing activities in 2013 primarily include proceeds of $4,780,500 from the Roen Ventures, LLC loan.

Our common stock currently trades on the OTCBB under the symbol “CANV.”

We have generated revenues since our inception and have sold and shipped raw product to third parties for which we have achieved revenues totaling approximately $9.6 million. Our revenues are currently sufficient to pay our operating expenses, however, we are unsure if we can maintain a level of revenues sufficient to cover our operating expenses, which would affect our ability to continue as a going concern and make us dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. If we are unable to maintain profitable operations or obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in the Company.

Off-Balance Sheet Arrangements

The Company has two supply agreements in place with European farmers to supply raw material in future years. These arrangements are critical to company operations since the worldwide supply of raw hemp is currently limited.

The first contract is for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $6.9 million through October 2015. The second contract provides up to 1 million kilograms of raw product to the Company. There is approximately $3.1 million remaining to be paid under this second contract. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

Critical Accounting Policies

In the notes to our consolidated financial statements and in “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2013 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to Generally Accepted Accounting Principles.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2014. In making this assessment, the Company used the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there was a material weakness as of September 30, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On March 8, 2008, Far West Industries (“Far West”) sued Michael J. Mona, Jr., President and Chief Executive Officer of the Company and others for damages resulting from fraud arising out of a land transaction in California (the “California Action”). On February 23, 2012, a judgment was entered in the California Action in favor of Far West against Mr. Mona and others in the amount of $17,777,562. On October 18, 2012, the judgment in the California Action was domesticated in Nevada and enforcement proceedings commenced including, but not limited to an examination of Mr. Mona as a judgment debtor, and garnishments of various accounts belonging to Mr. Mona. During the period, Mr. Mona loaned $3,000,000 to Roen Ventures, which was subsequently loaned to the Company. The suit alleges that the loan transactions were intended to prejudice creditors like Far West by concealing and wasting assets that would otherwise be available to satisfy the judgment that Far West has against Mr. Mona. Pursuant to a Second Amendment Complaint filed by Far West Industries on February 20, 2014, the Company was added as a defendant to the suit. On March 17, 2014, the Company was served with a complaint from Far West Industries. In summary, Far West alleges that the Company is in possession of funds as a result of an allegedly fraudulent transfer between Mr. Mona, Roen Ventures, LLC, and the Company.  On May 13, 2014, a motion to dismiss filed by the Company was granted and thus, the Company will no longer be a defendant in the lawsuit.  Although Far West’s counsel thereafter filed a Third Amended Complaint which improperly sought to re-name the Company as a defendant, on October 16, 2014, Far West filed a dismissal of the Company after the Company threatened to bring a motion for sanctions for violating the Court order of May 13, 2014.  Accordingly, the Company has been formally dismissed from the action.

On April 23, 2014, Tanya Sallustro filed a purported class action complaint  (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs.  Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791.00.  The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero).  Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.”  Subsequent to the filing of the Complaint, six different individuals have filed a motion asking to be designated the lead plaintiff in the litigation.  The Court scheduled a hearing on August 14, 2014 to consider the motions for designation as lead plaintiff.  The other individuals seeking lead plaintiff designation are:  Wayne Chesner; Anamaria Schelling; Mark Williams; Otilda LaMont; Jane Ish and Steve Schuck.  After a hearing held on August 14, 2014, the Court took the matter under submission.  As of November 3, 2014, the Court has not issued a ruling appointing a lead plaintiff.  Accordingly, the Company has not yet answered the Complaint but management intends to vigorously defend the allegations.

On August 11, 2014, we terminated the Non-Exclusive License and Distribution Agreement with HempMeds PX, LLC (the “HempMeds Agreement”).  On or about August 13, 2014, HempMeds PX, LLC (“HempMeds”) demanded arbitration against us and recommended that the parties engage Private Trials in Las Vegas, Nevada to conduct the arbitration, denying that HempMeds was in breach of the HempMeds Agreement.  On August 22, 2014, HempMeds filed a complaint in the Eighth Judicial District, Clark County, Nevada (the “Nevada Complaint”) against us for breach of the HempMeds Agreement, unjust enrichment, and interference with prospective business advantage, claiming that it had satisfied all of its obligations under the HempMeds Agreement and that we breached that agreement by terminating it without just cause.  Concurrently, HempMeds filed a Motion for Preliminary Injunction, asking the Court to reinstate the HempMeds Agreement, namely the provision that identified HempMeds as the exclusive on-line seller of certain products of the Company.  The court denied HempMeds’ motion on October 3, 2014.  We have not yet answered the Nevada Complaint because the parties have agreed to arbitration and are attempting to resolve the issue of where the arbitration will be held.  We deny HempMeds’ claims and intend to vigorously defend the allegations and file appropriate counter-claims.  Since the action was recently filed and no discovery has been conducted, an estimate of the possible loss or recovery cannot be made at this time.

On September 11, 2014, we filed a complaint for trademark infringement against Kannaway, LLC, General Hemp, LLC and HDDC Holdings, LLC in the United States District Court, Southern District of California, Case No. 14-cv-2160-CAB-BLM, asserting that defendants have infringed on our Cannabis Beauty Defined trademarks.  Defendants filed a Motion to Dismiss some of our claims, asserting that we have failed to allege sufficient facts to support those claims.  The Court is scheduled to hear the motion on December 19, 2014.  Management intends to oppose the motion and to vigorously prosecute this complaint.  Since the action was recently filed and no discovery has been conducted, an estimate of the possible recovery cannot be made at this time.

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

CANNAVEST CORP.

November 14, 2014	By:	/s/ Michael J. Mona, Jr.
Michael Mona, Jr. (President and Chief Executive Officer)

	By:	/s/ Joseph D. Dowling
Joseph Dowling (Chief Financial Officer)

