Form 10-K
period 2014-12-31
CannaVEST Corp.
filed 2015-03-31
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ☐

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2014, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $39,764,250. (need to update the float)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2015, the issuer had 34,929,166 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CANNAVEST CORP.

FORM 10-K

i

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

On our Internet website, http://www.CannaVest.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

When we use the terms “CannaVest”, “Company”, “we”, “our” and “us” we mean CannaVest Corp., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects”, “plans”, “may,”, “anticipates”, “believes”, “should”, “intends”, “estimates”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the share exchange our ability to raise additional capital to finance our activities; the effectiveness, profitability and; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

ii

PART I

ITEM 1. BUSINESS

Overview

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

Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, supplements and much more. The global hemp market in 2015 is estimated to offer over 25,000 products—an impressive scope for such a historically misunderstood and restricted commodity. The market for hemp-derived products is expected to increase exponentially over the next five years, and CannaVest is well positioned to be a dominant player in the hemp industry.

Our operations initially consisted of supplying our raw product to third parties. However in the third quarter of 2013, we launched our first consumer products, which included tinctures and capsules under our Cibdex™ brand, and beauty products under our Cibaderm™ brand. During 2014, we launched PlusCBD™, our new brand that includes: oil, capsules, drops, CBD powder, water soluble CBD, various dietary supplements and beauty products. We expect to continue to add new products to our PlusCBD™ portfolio to enhance our line of CBD and hemp-related consumer products.

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

Current Operations

We currently manufacture, market, and sell products containing hemp-derived CBD. Hemp derived CBD is one of at least 80 cannabinoids found in hemp, and is non-psychoactive. It has been shown, in clinical settings, to not only promote overall wellness, but also to potentially treat a wide array of conditions. Dr. Sanjay Gupta’s CNN documentary, WEED, was just the latest in an explosion of mainstream media attention to the therapeutic potential of CBD. We are already capitalizing on this exposure by offering safe, legal CBD from industrial hemp oil in a variety of consumer products.

Our current product portfolio includes:

1.	PlusCBD™ – CannaVest branded CBD-rich industrial hemp oil packaged with the highest concentrations available, designed for health and wellness.
2.	Cibdex™ – Both 25 mg CBD capsules and flavored tinctures packaged in bottles with concentrations of 100mg or 500 mg of CBD.
3.	Cibaderm™ – Beauty products containing CBD-rich hemp oil including lotion, body wash, salve, shampoo, conditioner and hand cream.

Numerous other products are currently in development and we will continue to scale up our processing capability to accommodate new products in our pipeline.

Description of our Subsidiaries

The Company owns 100% of the issued and outstanding membership interests of three subsidiaries: US Hemp Oil, LLC (“US Hemp Oil”), CannaVest Laboratories, LLC (formerly, PhytoSPHERE Systems, LLC) (“CannaVest Laboratories”) and Plus CBD, LLC (formerly, Global Hemp Source, LLC) (“Plus CBD”).

US Hemp Oil provides farming, procurement, processing, marketing and distribution services of bulk wholesale hemp seed. In addition, US Hemp Oil is involved with industry advocacy, creating greater public awareness and media exposure for the nutritional profile of hemp seeds and the environmental benefits of growing industrial hemp. CannaVest Laboratories provides processing technology and product development of hemp-based nutraceutical products. Plus CBD is the operating entity for Company sales and expense of CBD oil and end consumer products.

Hemp – an Overview

Hemp is an industrial plant related to marijuana. Fiber from the plant has long been used to make paper, clothing, rope and other products. Hemp oil is found in body-care products such as lotion, soap and cosmetics and in a host of foods, including energy bars, waffles, milk-free cheese, veggie burgers and bread.

Numerous uses exist, including hemp plant extracts that are used as a medicine, nutritional supplements and food sources. Beyond this, applications into textiles, building materials, bio-fuels, paper, bio-plastics, livestock feed/bedding as well as personal care products are readily available.

Hemp is a cousin to marijuana as both are classified under the same biological category of Cannabis L Sativa. The basic difference between the two is that marijuana has significant amounts of tetrahydrocannabinol (THC) (5–20%), a psychoactive ingredient; whereas hemp has virtually no THC (less than 0.3%). This 0.3% THC in hemp is not high enough to provide the colloquial “high” to support recreational usage. Typical marijuana ranges from 5–20% THC for psychoactive usage. Canada, China and the United Kingdom are examples of major industrialized countries that have grown hemp responsibly and thrived from their endeavors.

Inventory and Sales

Currently, we have over 1,000 metric tons of hemp oil inventory on hand or that is being processed. In addition, we have commitments from suppliers overseas for a significant amount of future inventory. Based on expected increasing demand, we have invested significant capital to develop and maintain relationships with growers on a global scale to ensure access to a significant percentage of the worldwide hemp crop. We source our raw materials from well-established and well-recognized hemp growers in Europe. We have contracts with these growers in place to ensure adequate supplies going forward. We have arrangements with some of these growers to have exclusive rights to their supply. Despite this already large footprint, we continue to explore and develop other relationships to ensure that we can meet the expected demand for bulk hemp products well into the future.

Subject to applicable law, the Company plans to initiate growing operations in the U.S., initially on a pilot scale with the goal of becoming a national grower of product.

Changes in the Law and Development Programs

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision passed in the Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The new Federal law allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

In 2014, we entered an agreement with Kentucky’s Murray State University to assist in providing seeds, and also to provide agronomy, processing and quality testing consulting for the University’s hemp research pilot program under the Agricultural Act of 2014. We are working closely with Murray State to optimize hemp cultivars, yields and planting schematics. Additionally, we are pursuing opportunities within Kentucky to evaluate investment in processing equipment and mills.

Product Quality

Our laboratory and production facility is uniquely equipped with qualified industry leaders and state of the art equipment for testing constituents in hemp and extracting CBD from the plant base material. We have developed vigorous Quality Assurance/Quality Control processes and procedures to ensure safety and quality. Each product is tested multiple times for cannabinoid content, pesticide residues, aromatic terpene compounds, heavy metals and biological pathogens that could be harmful to the consumer. These protocols ensure that our products are safe, consistent and the highest quality on the market. In December 2014, we collaborated with Project CBD, which is a non-profit educational service dedicated to promoting and publicizing research into the medical utility of CBD. Project CBD’s mission is, in part, to support the efforts of physicians and other researchers to collect and publish data from patients to determine the patterns of CBD efficacy.

In our collaboration, we, together with Project CBD, had samples of our hemp oil tested by an independent analytical lab to determine the safety of our products. Specifically, the independent lab tested for the absence or presence of heavy metals and industrial solvent residues in our products. The testing showed no detectable levels of solvents and only trace elements of heavy metals well below acceptable levels established by the U.S. Pharmacopeia Convention.

Acquisition of PhytoSPHERE Systems, LLC

On December 15, 2012, we entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with PhytoSPHERE Systems, LLC, a Delaware limited liability company (“PhytoSPHERE”), whereby on January 29, 2013, we acquired certain assets of PhytoSPHERE. Pursuant to the Purchase Agreement, we acquired from PhytoSPHERE tangible equipment, inventory including 460 kg of raw hemp oil, all URLs and domain names of PhytoSPHERE, all landline telephone numbers and postal addresses affiliated with PhytoSPHERE, an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products including CBD, existing bank accounts with a total balance of $50,775, vendor lists, permits, licenses and other approvals, and all rights and obligations under existing and pending supply contracts.

Under current Federal regulations, hemp may be grown in the United States only under certain conditions. However, it may legally be imported pursuant to Federal and State regulation. Our acquisition of PhytoSPHERE’s supply chain contracts allow us to secure raw hemp product from our European suppliers self-contained hemp cultivation and hemp oil processing facilities. Pursuant to the Purchase Agreement, we acquired from PhytoSPHERE all of its rights, and assumed all of its liabilities, under contracts to secure raw hemp products from production and processing facilities in Europe, which allows us to secure raw product for the development and production of our products. We also secured the exclusive license to the name “PhytoSPHERE” and “PhytoSPHERE Systems” for use in the development and commercialization of hemp-based products.

Purchase of the PhytoSPHERE assets has allowed us to develop broadly applicable raw ingredients, incorporate these raw ingredients in our own product lines and sell raw ingredients to third parties. Through our supply relationships, we are expanding our efforts to cultivate thousands of acres of industrial hemp in special microclimates located abroad. As demand for specialty hemp oil products continues to grow, we will develop a broader supply chain beyond those acquired from PhytoSPHERE, and are currently working to establish production in the United States in accordance with federal and state law. With our suppliers, we will manage the entire growth and manufacturing operation starting from the initial planting of specialty cultivars through the monitoring of the growth cycle to harvesting the crops and producing the end products.

In payment under the Purchase Agreement, we issued 5,825,000 shares of our common stock to PhytoSPHERE and paid $950,000 in cash.

Disposition of investment in KannaLife Sciences, Inc.

On June 2, 2014, the Company sold its 24.97% equity investment in KannaLife Sciences, Inc. (“KannaLife”) to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife. Accordingly, the Company recognized a gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share.

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today includes early adopter retailers and ecommerce entities, and product development companies that use our PlusCBD oil to develop consumer products for distribution. There are only a few outlets in mainstream commercial and retail stores that currently stock and sell our products. However, we believe that as awareness grows for the “green,” environmentally-friendly products derived from hemp\cannabis, the industry will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp\cannabis.

To understand the market and consumers as well as distribution methods, we have studied all the uses of hemp\cannabis and its legal structure in the U.S. and abroad, including in the European Union, Africa and Latin America. There are more than 50,000 known uses for hemp\cannabis based products, most of which were used in the past and were replaced by cotton, petroleum\oil, concrete, corn and soybeans. We believe the market potentially represents billions of dollars in worldwide product sales. The Company will focus on products that we believe will have the greatest positive environmental impact, profitability and ease to market. These tend to be new, innovative products as well as the replacement of raw base materials for products that exist today, such as foods and nutritional supplements.

Our target customers are first and foremost end consumers via internet sales, direct-to-consumer health and wellness stores, collectives, cooperatives, affiliate sales and master distributors. Secondarily, we are targeting manufactures of products that can readily replace their raw base materials for our base materials, making the products more environmentally friendly and sustainable. Next, we will target national and regional broker networks and major distribution companies who have preexisting relationships with major retail chain stores. In addition, we are directly pursuing distribution opportunities with national retailers. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

HempMeds Agreement

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

Competition

There are many developers of hemp-based consumer products, many of which are under-capitalized which we consider to be viable acquisition targets. We routinely evaluate opportunities to purchase existing product lines, sources of CBD and other assets from certain competing companies. There are also large, well-funded companies that currently do not offer hemp-based products but may do so in the future.

Intellectual Property

We have filed trademark applications on our brands, logos and marks including, but not limited to CannaVest, Cibaderm™, Cibdex™, Real Scientific Hemp Oil™ (RSHO), Plus CBD™ and CBD Simple™. We review our intellectual property portfolio on a periodic basis and we will continue to broaden our portfolio in a fiscally prudent manner. We intend to file for patent protection on certain products and methods important to our business, as those processes are developed and patentable. In connection with our purchase of assets from PhytoSPHERE, we acquired all URLs and domain names of PhytoSPHERE and an exclusive license to use the names “PhytoSPHERE” and “PhytoSPHERE Systems” in the development and commercialization of hemp-based products, including CBD.

Research and Development

We opened a laboratory facility in San Diego, California in September 2013. Our lab specializes in process development and product testing. We incurred research and development expenses of $999,280 and $524,476, respectively, for the years ended December 31, 2014 and 2013.

Source and Availability of Raw Materials

The Company is a party to a contract for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $7.2 million through December 2015. The Company is party to a second purchasing contract to provide up to 1 million kilograms of raw product to the Company. There is approximately $1.8 million remaining to be paid under this second contract through December 31, 2015. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

Employees

As of March 26, 2015, we have 34 full-time employees and 2 part-time employees. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. Management believes the Company has good relationships with its employees.

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company leases certain office space in Las Vegas, Nevada pursuant to a month-to-month lease agreement dated April 1, 2013, which provides for a monthly rent of $1,500. The landlord is a limited liability company of which a former director of the Company is the sole member.

On March 27, 2014, the Company entered into a lease for 5,325 square feet of office space in San Diego, California for a term of 39 months. The monthly base rent under the lease is approximately $12,250, subject to an increase of 3% annually. The lease allows for rent abatement allowing one month free rent following each 12 month period of paid rent during the term of the lease. The lease commenced on May 7, 2014, the date the Company took possession of the new space. On December 24, 2014, the Company entered into a new lease for a 4,966 square foot expansion of its San Diego office facilities. The term of the office expansion lease extends to August 2017 and includes monthly base rent of $12,247.

On August 13, 2013, the Company entered into a lease for approximately 2,400 square feet laboratory space in San Diego, California. The monthly base rent was approximately $4,200 per month for a term of 12 months. On April 1, 2014, the Company entered into an amendment to increase the amount of laboratory space under the lease and extended the term of the lease for one additional year through August 2015. This amendment increased the amount of lab space under lease to 3,276 and added storage space for an additional 887 square feet. The monthly base rent under the lease was increased to approximately $6,320 per month. On February 23, 2015, the Company entered into another amendment to again increase the amount of laboratory space under the lease and extended the term of the lease through December 31, 2016. This amendment increased the amount of lab space under lease to 4,345 square feet, and increased the monthly base rent under the lease to $7,798.

On May 13, 2014, the Company entered into a lease for approximately 5,000 square feet of warehouse space in San Diego, California for a term of 3 years. The base rent under this lease is $5,000 per month.

ITEM 3. LEGAL PROCEEDINGS

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

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791.00. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals have filed a motion asking to be designated the lead plaintiff in the litigation. The Court scheduled a hearing on August 14, 2014 to consider the motions for designation as lead plaintiff.  The other individuals seeking lead plaintiff designation are: Wayne Chesner; Anamaria Schelling; Mark Williams; Otilda LaMont; Jane Ish and Steve Schuck.  After a hearing held on August 14, 2014, the Court took the matter under submission. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff and setting an initial pre-trial conference for April 30, 2015.  The Company has not yet answered the Complaint but management intends to vigorously defend the allegations.

On March 17, 2015, shareholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company has not been served with the Complaint but intends to vigorously defend the case after service is made.

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

On September 11, 2014, we filed a complaint for trademark infringement against Kannaway, LLC, General Hemp, LLC and HDDC Holdings, LLC (collectively, “defendants”) in the United States District Court, Southern District of California, Case No. 14-cv-2160-CAB-BLM, asserting that defendants have infringed on CannaVest’s Cannabis Beauty® and Cannabis Beauty Defined trademarks. CannaVest alleges, among other things, that defendant HDDC Holdings, LLC (“HDDC”) assigned its rights in the CANNABIS BEAUTY DEFINED® mark to CannaVest (the “HDDC Assignment”) which was promptly filed with the USPTO but, despite the foregoing, HDDC’s sister company, defendant Kannaway, LLC (“Kannaway”), is improperly using the trademark on personal care products in competition with CannaVest. On February 20, 2015, Defendants filed a counterclaim against CannaVest, asserting that the HDDC Assignment was signed under “duress” and that HDDC licensed the mark to the other defendants for 50 years before it assigned the mark to CannaVest. Lastly, Counterclaimants assert claims for unfair competition against CannaVest, although they do not identify the commercial activity giving rise to the claim. We filed a Motion to Dismiss the counterclaim which will be heard on April 17, 2015. On February 12, 2015, the Court granted our motion for preliminary injunction, enjoining defendants from using the Cannabis Beauty Defined trademark or any confusingly similar mark. CannaVest has posting an undertaking for $1.2M to secure the preliminary injunction under FRCP 65(c).  Management intends to vigorously prosecute this complaint and defend the counterclaims.  Since no discovery has been conducted, an estimate of the possible recovery or loss cannot be made at this time.

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

Fiscal Year Ended December 31, 2014
	High	Low
First quarter	$201.00	$26.24
Second quarter	$38.60	$12.70
Third quarter	$14.00	$1.94
Fourth quarter	$3.84	$2.25

Fiscal Year Ended December 31, 2013
	High	Low
First quarter	$18.95	$4.50
Second quarter	$20.00	$10.01
Third quarter	$39.00	$12.00
Fourth quarter	$45.00	$14.90

No cash dividends have been paid on our common stock for the 2014 and 2013 fiscal years and no change of this policy is under consideration by our Board.

The payment of cash dividends in the future will be determined by our Board in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. There were more than 8,000 shareholders of record of our common stock on March 31, 2015.

We did not repurchase any shares of our common stock during the fiscal year covered by this report. However, on June 2, 2014, the Company sold its capital stock in KannaLife to PhytoSPHERE in exchange for 500,000 shares of the Company’s common stock held by PhytoSPHERE.

See the “Equity Compensation Plan Information” table in Item 12 of this Annual Report on Form 10-K

Recent Sales of Unregistered Securities

As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2014, between April 3, 2014 and April 23, 2014, the Company sold an aggregate of 781,666 shares of its restricted common stock for an aggregate purchase price of $1,142,500 pursuant to a private placement offering unanimously approved by the Board of Directors to sell up to $15 million of restricted common stock to accredited investors. On April 23, 2014, the Board of Directors terminated the offering.

On January 28, 2015, we commenced an offering whereby the Company intends to sell up to 12 million shares of its restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transaction not involve in a public offering pursuant to Rule 506(b) of Regulation D, as Promulgated by the Securities and Exchange Commission under the Act.

As of March 31, 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended December 31, 2014 and December 31, 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors appearing earlier in this Current Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Our business focus is to produce, market and distribute hemp-based consumer products as well as supply raw hemp products including CBD to third parties in the industry. We cannot assure you that market conditions or our financial resources will be sufficient to undertake these and other steps that we anticipate will be necessary. The development of products in this highly regulated industry carries significant risks and uncertainties that are beyond our control. As a result, we cannot assure that we will successfully market and sell our planned products or, if we are able to do so, that we can achieve sales volume levels that will allow us to cover our fixed costs.

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

Non-GAAP Financial Measures

We currently focus on Adjusted EBITDA to evaluate our business relationships and our resulting operating performance and financial position. Adjusted EBITDA is defined as EBITDA (net income plus interest expense, income tax expense, depreciation and amortization), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance and it is a meaningful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain non-cash items and other adjustments.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding our performance for the following reasons:

•	because non-cash equity grants made to employees and non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based compensation expense is not a key measure of our operating performance; and
•	revenues and expenses associated with acquisitions, dispositions, equity issuance and related offering costs can vary from period to period and transaction to transaction and are not considered a key measure of our operating performance.

We used Adjusted EBITDA:

•	as a measure of operating performance;
•	to evaluate the effectiveness of our business strategies; and
•	in communication with our board of directors concerning our financial performance

Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income (loss), operating income or any other performance measure derived in accordance with GAAP.

Adjusted EBITDA has limitations as an analytical tool and should not be consider in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual requirements;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and
•	Adjusted EBITDA can differ significantly from company to company depending on strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, the level of capital investment, thus, limiting is usefulness as a comparative measure.

Adjusted EBITDA should not be considered as a measure of discretionary cash available to us for investment in our business. We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA as supplemental information.

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2014 and 2013 is detailed below:

	For the Years Ended December 31,
	2014	2013

Net loss	$(1,311,951)	$(2,300,196)
Interest income	(30,703)	–
Interest expense	615,344	372,109
Income tax expense	–	–
Amortization of purchased intangible assets	821,500	753,500
Depreciation of property & equipment	112,100	13,754
EBITDA	206,290	(1,160,833)

EBITDA Adjustments:
Stock-based compensation expense (1)	7,957,988	–
KannaLife Sciences disposition related revenues (2)	(7,899,306)	–
Allocated loss on KannaLife Sciences equity investment (3)	38,552	310,754
Other	34,816	–
Total EBITDA Adjustments	132,050	310,754

Adjusted EBITDA	$338,340	$(850,079)

_________________

(1)	Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.
(2)	Represents non-cash revenues related to sale of KannaLife Sciences equity investment.
(3)	Represents allocated losses related to KannaLife Sciences investment.

Critical Accounting Policies

The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis management evaluates its critical accounting policies and estimates.

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

Acquisition of PhytoSPHERE Assets - We have accounted for the acquisition of the assets of PhytoSPHERE Systems, LLC in accordance with the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired and other tangible and intangible assets.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of December 31, 2014 and 2013, we recorded an allowance for doubtful accounts related to our accounts receivable in the amount of $100,000 and $400,000, respectively.

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of December 31, 2014 and 2013. Amounts paid to suppliers for inventory not received is classified as prepaid inventory. Once received, the cost of inventory received is reclassified to inventory.

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

Long-Lived Assets - In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator.

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

Stock-Based Compensation - Certain employees, officers, directors and consultants of the Company participate in various long-term incentive plans that provide for granting stock options and restricted stock awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards generally vest 100% at the grant date.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense on the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

The Company recognizes stock-based compensation for equity awards granted to consultants as selling, general and administrative expense on the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant and unvested shares are revalued at each reporting period. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

Year ended December 31, 2014 vs. December 31, 2013

Revenues

We had sales of $10,190,667 and gross profit of $5,803,665, representing a gross profit percentage of 56.9% for the year ended December 31, 2014 versus sales of $2,154,063 and gross profit of $1,273,593, representing a gross profit percentage of 59.1% for the year ended December 31, 2013. The sales increase in 2014 over 2013 is the result of the Company’s expansion of its existing customer markets.

Selling, general and administrative expenses - For the year ended December 31, 2014, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $13,357,633 compared with $2,366,450 for the year ended December 31, 2013. This increase is primarily driven by the continued growth of Company operations, increase in our headcount, marketing and legal expense, and stock based compensation. SG&A expense during 2014 includes $7,851,685 of stock-based compensation, a non-cash expense. Our legal expenses have increased due to various matters that we are vigorously defending. The SG&A expenses include $821,500 and $753,500 of amortization expense of intangible assets acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by the Company with PhytoSPHERE for the years ended December 31, 2014 and 2013, respectively.

Research and development expenses - For the years ended December 31, 2014 and 2013, the Company incurred research and development expenses of $999,280 and $524,476, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period. The increase in 2014 over 2013 relates primarily to expansion of our laboratory facility and related expenses. Research and development expense during 2014 includes $64,148 of stock-based compensation, a non-cash expense.

Interest income/expense – Interest income was $30,703 and $0, respectively, for the years ended December 31, 2014 and 2013. Interest expense was $615,344 for the year ended December 31, 2014 versus interest expense of $372,109 for the year ended December 31, 2013. Interest for 2014 includes interest accrued under the Roen Ventures Note in the amount of $25,870 and $589,474 representing the amortization of the remaining debt discount at the date of conversion. Interest for 2013 includes $161,583 of interest accrued on the note payable to Roen Ventures plus $210,526 as amortization of the discount calculated on the note payable to Roen Ventures, LLC related to a beneficial conversion feature.

Gain/Loss on Equity Investment - For the years ended December 31, 2014 and 2013, the Company recognized losses of $38,552 and $310,754, respectively, representing its pro rata share (24.97%) of the loss of KannaLife. On June 2, 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife. Accordingly, the Company recognized a gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share.

Liquidity and Capital Resources

A summary of our changes in cash flows for the years ended December 31, 2014 and 2013 is provided below:

	For the years ended December 31,
	2014	2013
Net cash flows provided by (used in):
Operating activities	$(6,711,999)	$(4,879,234)
Investing activities	(1,384,384)	(1,875,819)
Financing activities	8,155,131	8,998,292
Net increase in cash	58,748	2,243,239
Cash, beginning of year	2,243,670	431
Cash, end of year	$2,302,418	$2,243,670

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our ability to obtain proceeds from selling Company stock.

Operating Activities

Net cash provided by or used in operating activities includes net loss adjusted for non-cash expenses such as depreciation and amortization, loss on equity investment, gain on sale of equity investment, bad debt expense and stock-based compensation. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash used in operating activities for the years ended December 31, 2014 and 2013 totaled $6,711,999 and $4,879,234, respectively. Cash used for prepayments of inventory and inventory purchases was approximately $7,977,718 for the year ended December 31, 2014 compared to $2,602,166 for the year ended December 31, 2013. Cash provided by accounts receivable collection was $1,205,952 for the year ended December 31, 2014 compared to $1,744,064 used to fund accounts receivable for the year ended December 31, 2013. During the year ended December 31, 2014, collection of accounts receivable was greater than anticipated resulting in a $300,000 reduction of our allowance for doubtful accounts with a corresponding adjustment (credit) to bad debt expense of $300,000. Cash provided by accounts payable and accrued expenses was $369,411 for the year ended December 31, 2014 and $247,325 for the year ended December 31, 2013. Amortization of the debt discount totaled $589,474 for the year ended December 31, 2014 compared to $210,526 for the year ended December 31, 2013. Additionally, in June 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife. Accordingly, the Company recognized a gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share. This was a non-cash transaction and accordingly is an adjustment to cash used in operating activities for the year ended December 31, 2014. Stock-based compensation totaled $7,915,833 for the year ended December 31, 2014 while there was no expense in 2013. Depreciation and amortization totaled $933,600 for the year ended December 31, 2014 compared to $767,254 for the year ended December 31, 2013.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 and 2013 totaled $1,384,384 and $1,875,819, respectively. The net cash used in investing activity for the year ended December 31, 2014 consisted of $449,211 of property and equipment purchases, $264,827 of principal repayments on note receivable and issuance of a $1,200,000 note receivable in connection with sale of inventory to a customer. The net cash used in investing activity for the year ended December 31, 2013 consisted primarily of cash paid for the PhytoSPHERE Agreement totaling $950,000 and the investment in KannaLife totaling $750,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 and 2013 totaled $8,155,131 and $8,998,292, respectively. Cash flows provided by financing activities in 2014 primarily include $8,247,500 in proceeds from the sale of common stock. Cash flows provided by financing activities in 2013 primarily include proceeds of $6,192,069 from the Roen Ventures, LLC loan and $2,731,423 in proceeds from the sale of common stock.

The Company has yet to attain a level of operations which allows it to meet operating and working capital cash flow needs. Therefore, the Company has commenced an offering and plans to raise an additional amount up to $24 million through a private placement. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

Off-Balance Sheet Arrangements

The Company has two supply agreements in place with European farmers to supply raw material in future years. These arrangements are critical to Company operations since the worldwide supply of raw hemp is currently limited.

The first contract is for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $7.2 million through December 2015. The second contract provides up to 1 million kilograms of raw product to the Company. There is approximately $1.8 million remaining to be paid under this second contract. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2014 and 2013, begins on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, which is comprised of one person holding the offices of President and Chief Executive Officer and one person holding the offices of Chief Financial Officer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were not effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of December 31, 2014. See Inherent Limitations of Internal Controls for discussion of material weaknesses.

The Company has a small Board of Directors (3 members) and does not provide sufficient entity level oversight over financial reporting due to its small size. All three current Board members also function as the Company’s audit committee. The Company is evaluating expansion of its current Board, including the addition of an independent Board member with sufficient accounting and financial experience to chair the audit committee.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management has taken steps to rectify these deficiencies. The Company hired a full-time Chief Financial Officer in June 2014 who is focused on developing policies and procedures to require proper segregation of duties. In addition, the Company hired a new Controller in November 2014 and an Assistant Controller in February 2015.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position	Director since the below date (1)

Michael Mona, Jr. (1,2)	60	Director, President and Chief Executive Officer	January 28, 2013 (2)
Joseph Dowling (4)	57	Chief Financial Officer, Secretary
Michael Mona, III (3)	29	Vice President, Operations
Bart P. Mackay (1)	58	Director	March 14, 2013
Larry Raskin	58	Director	May 7, 2014

(1) Each director serves until the next annual meeting of stockholders.
(2) Elected as President and Chief Executive Officer on November 16, 2012
(3) Appointed as Vice President, Operations on July 25, 2013
(4) Appointed as Secretary on August 25, 2014

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

Joseph Dowling. Mr. Dowling was appointed as Chief Financial Officer of the Company on June 16, 2014 and was appointed Secretary on July 23, 2014. Prior to his appointment as CFO, Mr. Dowling held numerous senior positions including President and Chief Financial Officer of MediVas, LLC, a life science company, and from 1998 to 2005 served as a Managing Director at Citigroup, a global financial services firm. Earlier in his career, Mr. Dowling served in various finance and accounting roles in both public accounting and in the banking industry. Mr. Dowling graduated from University of California, Los Angeles in Economics and is a certified public accountant.

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

Larry Raskin. Mr. Raskin was initially appointed as a director of the Company on May 7, 2014. Mr. Raskin has been the Global Vice President of Leadership Development of ACN Inc., a telecommunications company, since 2012. Mr. Raskin joined ACN Inc. in 1994 and has held various positions in the company, including Vice President of Sales North America from 2001 to 2006 and Senior Vice President in 2012 prior to stepping into his current position. Prior to joining ACN Inc., Mr. Raskin was National Marketing Director at National Sagety Associates of Memphis, Tennessee from 1988 to 1994. Mr. Raskin’s extensive business background makes him a valuable addition to the Board.

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

Committees of the Board of Directors

Other than the Compensation Committee, we do not have any committees of the Board, including an Audit Committee or a Nominating Committee, or any other committees performing similar functions. The functions of those committees are being undertaken by the Board of Directors as a whole.

The Compensation Committee consists of Larry Raskin and Bart Mackay, and the Compensation Committee has established a charter that requires all members of the Compensation Committee to be “non-employee directors” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and satisfy the requirements of an “outside director” for purposes of Section 16(m) of the Internal Revenue Code. The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee's purposes or assigned by the Board of Directors from time to time. The Compensation Committee's specific responsibilities are delineated in its charter.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board. We do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2014 with the exception of the late filing of one Form 3 by each of Michael Mona, Jr., and PhytoSPHERE, the late filing of Form 4 by Michael Mora III and Joseph Dowling and the failure to file a Form 5 by each of PhytoSPHERE, Mercia Holdings LLC, Mai Dun Limited LLC and Bart Mackay.

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

On October 1, 2014, two non-employee Company directors were each granted 25,000 shares of common stock with a value equal to the fair market value of the Company’s common stock at the time of the grant.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our Chief Executive Officer and the two next most highly compensated officers. The value attributable to any option awards is computed in accordance with FASB ASC 718 Share-Based-Payment (“ASC 718”).

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total Earnings
Position	Year	($)	($)	($)(1)	($)(2)	($)	($)	($)	($)

Michael Mona, Jr.	2014	$209,521	$10,000	$–	$8,323,224	$–	$–	$–	$8,542,745
Chairman, CEO	2013	45,923	10,000	–	–	–	–	7,500	63,423

Michael Mona, III	2014	$137,808	$10,000	$705,000	$1,149,819	$–	$–	$–	$2,002,627
VP, Operations	2013	44,769	10,000	–	–	–	–	–	54,769

Joseph Dowling	2014	$100,000	$10,000	$–	$1,506,949	$–	$–	$–	$1,616,949
Chief Financial Officer and Secretary	2013	–	–	–	–	–	–	–	–

____________________

(1)	These amounts reflect the grant date fair value of stock awards as determined by the market price of the Common Stock on the date of grant.
(2)	These amounts reflect the grant date fair value of stock options as determined under FASB ASC Topic 718 and using the Black-Scholes model. The underlying valuation assumptions for stock option awards made are further disclosed in Note 11 to our consolidated financial statements filed with our Annual Reports on Form 10-K for the year ended December 31, 2014.

Compensation Arrangements

The Board of Directors approved a salary of $300,000 for our President and Chief Executive Officer on August 25, 2014. During fiscal year 2014, Mr. Mona was paid an aggregate sum of $5,939,950. In 2014, the Compensation Committee approved the grant of 4,000,000 stock options to Mr. Mona. The stock option is durational-based, with 67% vested as of the date of grant and the remainder vesting in twelve (12) equal monthly installments measured from January 31, 2015, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant.

The Board of Directors approved a salary of $180,000 for our Vice President, Operations on August 25, 2014. During fiscal year 2014, Mr. Mona III was paid an aggregate sum of $1,428,782. On October 6, 2014, the Compensation Committee approved the grant of 500,000 stock options to Mr. Mona and a stock award under the Company’s Form S-8 Registration Statement filed with the SEC on October 6, 2014 of an aggregate of 500,000 shares of common stock. The stock award provided for the issuance of 250,000 shares of common stock on October 6, 2014 and 250,000 shares of common stock on January 1, 2015. The stock option has a term of ten (10) years, is durational-based, with 25% (or 125,000 option shares) vested immediately, and the remaining option shares vesting in thirty-six (36) equal monthly increments. As of March 31, 2015, 145,833 option shares have vested, and Mr. Mona III has not exercised any stock options.

Joseph Dowling was appointed as the Company’s Chief Financial Officer on June 16, 2014 with an annual salary of $200,000 and during fiscal 2014 was paid an aggregate sum of $244,340. On October 6, 2014, the Compensation Committee approved the grant of 600,000 stock options to Mr. Dowling. The stock option is durational-based, with 25% vested on the one year anniversary of Mr. Dowling’s service to the Company, and the remaining options vesting in 36 equal monthly installments.

Option Grants

On July 23, 2014, Company shareholders approved the Amended and Restated Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. This Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. Under the Amended 2013 Plan, the Company may grant up to 10,000,000 new shares. As of December 31, 2014, the Company had 3,530,000 of authorized unissued shares reserved and available.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth, as of March 31, 2015, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 2688 South Rainbow Avenue, Suite B, Las Vegas, NV 89146.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
Mai Dun Limited, LLC (3)	5,463,162	15.64%
Roen Ventures, LLC (3)	10,000,000	28.63%
Mackay Ventures, Inc. (3)	618,564	1.77%
MJNA Investment Holdings, LLC (4)	4,925,000	14.10%
Medical Marijuana, Inc. (5)	3,930,252	11.25%
Michael Mona III (6)	1,875,833	5.37%
Michael Mona, Jr. (7)	3,304,659	9.46%
Bart Mackay (3)	16,081,726	46.04%
Larry Raskin (8)	400,000	1.15%
All executive officers and directors as a group (five persons)	21,662,218	62.02%

_________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 34,929,166 shares of our common stock outstanding on March 31, 2015, and are calculated as required by rules promulgated by the SEC.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.
(3)	Bart Mackay is the sole member of each of Roen Ventures, LLC and Mai Dun Limited, LLC. The address of each of Roen Ventures, LLC, Mai Dun Limited, LLC and Mackay Ventures, Inc. is S. Rancho Drive, Suite A-7, Las Vegas, Nevada 89106. Bart Mackay, the sole member/stockholder of Roen Ventures, LLC, Mai Dun Limited, LLC and Mackay Ventures, Inc. is deemed to have shared voting and investment power over the shares of our common stock owned by each of Roen Ventures, LLC, Mai Dun Limited, LLC and Mackay Ventures, Inc.
(4)	The address of MJNA Investment Holdings, LLC, a subsidiary of Medical Marijuana, Inc., is 12975 Brook Printer PL, Suite 160, Poway, CA 92064
(5)	Medical Marijuana, Inc. has beneficial ownership of 80% of shares owned by MJNA Holdings, LLC, through its 80% ownership interests of MJNA Investment Holdings, LLC.
(6)	Michael Mona III owns 980,000 shares of record, is a beneficial owner and beneficiary of Mik Nik Trust, which owns 750,000 shares, and on October 6, 2014 was granted a stock option to purchase 500,000 shares of common stock. The stock option is durational-based, with 25% (or 125,000 option shares) vested immediately, and the remaining option shares vesting in thirty-six (36) equal monthly increments. As of March 31, 2015, 145,833 option shares have vested.
(7)	On December 8, 2014, the Compensation Committee approved the grant of 4,000,000 stock options to Michael Mona, Jr., the Company’s President and Chief Executive Officer. The stock option is durational-based, with 67% vested as of the date of grant and the remainder vesting in twelve (12) equal monthly installments measured from January 31, 2015.
*	Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

 On July 23, 2014, Company shareholders approved the Amended and Restated Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	6,470,000	$2.70	3,530,000
Equity compensation plans not approved by security holders	–	–	–
Total	6,470,000	$2.70	3,530,000

(1) Consists solely of awards granted under our Amended 2013 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction since January 1, 2014 which materially affects the Company or has affected the Company.

As previously disclosed in that certain Current Report on Form 8-K filed by the Company with the SEC on March 8, 2013, on March 1, 2013, the Company issued a Promissory Note (the “Note”) to Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000. As previously disclosed in that certain Current Report on Form 8-K filed by the Company with the SEC on July 31, 2013, on July 25, 2013, the disinterested members of our Board approved an amendment to the Note, to provide for an increase in the amount of loans to be provided in the future in an amount of up to $6,000,000 and the ability of Roen Ventures to convert, in its sole discretion, the outstanding balance under the Note into shares of the common stock of the Company at a conversion price to be determined following the conclusion of a valuation of the common stock of the Company determined pursuant to ASC 718 Stock Compensation. As previously disclosed in that certain Current Report on Form 8-K filed by the Company with the SEC on November 13, 2013, a Board valuation was prepared pursuant to Internal Revenue Code Section 409A and Financial Accounting Standards Board Accounting Standards Codification 718 Stock Compensation (the “Valuation”). The Valuation determined that the fair market value of the Company’s restricted, non-marketable common stock is $0.68 per share. On November 7, 2013, the disinterested members of our Board approved a second amendment to the Note to provide for a conversion price of $0.60 per share, which represents an approximate 12% discount to the fair market value of the Company’s restricted, non-marketable common stock pursuant to the Valuation. As previously disclosed in that certain Current Report on Form 8-K filed by the Company with the SEC on January 28, 2014, on January 22, 2014, Roen Ventures delivered a Notice of Election to Convert to Common Shares (the “Conversion Notice”) pursuant to which Roen Ventures exercised its right under the Note to convert all amounts owing under the Note into shares of common stock of the Company at the set conversion price of $0.60 per share. As of the date of the Conversion Notice, the balance of the loans evidenced by the Note was $6,000,000, including all principal and interest owing thereunder. Therefore, pursuant to the Conversion Notice, on January 22, 2014, the Company issued Roen Ventures 10,000,000 shares of its common stock. As of the date of this Annual Report on Form 10-K, Bart Mackay, a member of the Board, through his two wholly-owned limited liability companies, Mercia Holdings, LLC and Mai Dun Limited, LLC, owns 100% of the interests in Roen Ventures

On December 8, 2014 and as set forth in the Current Report on Form 8-K filed with the SEC on December 18, 2014, the Compensation Committee approved the grant of 4,000,000 stock options to Michael Mona, Jr., the Company’s President and Chief Executive Officer. The stock option has a term of ten (10) years, is durational-based, with 67% vested as of the date of grant and the remainder vesting in twelve (12) equal monthly installments measured from January 31, 2015, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 31, 2015, Mr. Mona has not exercised any stock options.

On October 6, 2014, the Compensation Committee approved the grant of 500,000 stock options to Michael Mona, III, the Company’s Chief Operating Officer and a stock award under the Company’s Form S-8 Registration Statement filed with the SEC on October 6, 2014 of an aggregate of 500,000 shares of common stock. The stock award provided for the issuance of 250,000 shares of common stock on October 6, 2014 and 250,000 shares of common stock on January 1, 2015. The stock option has a term of ten (10) years, is durational-based, with 25% (or 125,000 option shares) vested immediately, and the remaining option shares vesting in thirty-six (36) equal monthly increments. As of March 31, 2015, 145,833 option shares have vested, and Mr. Mona III has not exercised any stock options.

On October 6, 2014, the Compensation Committee approved the grant of 600,000 stock options to Joseph Dowling, the Company’s Chief Financial Officer. The stock option has a term of ten (10) years, is durational-based, with 25% of the option shares vesting on June 16, 2015, and the remaining option shares vesting in thirty-six (36) equal monthly installments.

For the years ended December 31, 2014 and 2013, the Company recognized sales to the following related parties:

		For the years ended December 31,
Party	Relationship	2014	2013

Medical Marijuana, Inc. ("MJNA")	Stockholder	$–	$92,690
HempMeds PX	80% owned by MJNA	5,443,978	871,315
Dixie/RedDice Holdings	60% owned by MJNA	–	365,058
Canchew Biotechnologies	50% owned by MJNA	–	825,000
Total sales to related parties		$5,443,978	$2,154,063

Percent of total sales		53.4%	100.0%

During 2014, the Company discontinued sales to HempMeds PX (see Part I, Item 3).

At December 31, 2013, 100% of the Company’s accounts receivable balance totaling $1,740,502 are from these parties. At December 31, 2014, the Company had a note receivable from Dixie Botanicals of $335,173.

During the year ended December 31, 2014 and 2013, the Company paid $9,072,025 and $1,953,690, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees, as applicable, of PKF Certified Public Accountants, a Professional Corporation, our independent auditor for the years ended December 31, 2014 and 2013; Turner, Stone & Company, L.L.P., our independent auditor for fiscal year 2012 and the interim period through May 6, 2013, and Anton & Chia, LLP, our independent auditor from May 7, 2013 through November 14, 2013, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2014	2013
Audit Fees (1)	$87,022	$20,426
Audit-Related Fees (2)	$39,531	$–
Tax Fees (3)	$11,400	$3,300
All Other Fees (4)	$505	$–

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

(3) Tax fees consist of professional services rendered by our advisors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4) All other fees consist of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees paid to the auditors with respect to 2014 and 2013 were pre-approved by the entire Board.

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

CANNAVEST CORP. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer
Dated March 31, 2015

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer
Dated March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mona, Jr.	President, Chief Executive Officer and	March 31, 2015
Michael Mona, Jr.	Director

/s/ Bart P. Mackay	Director	March 31, 2015
Bart P. Mackay

/s/ Larry Raskin	Director	March 31, 2015
Larry Raskin

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
4.1 (2)	CannaVEST Corp. Specimen Stock Certificate
10.1 (3)	Stock Purchase Agreement, dated as of November 16, 2012, by and among Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC, Bamburgh Holdings, LLC, H.J. Cole and Foreclosure Solutions, Inc.
10.2 (3)	Stock Purchase Agreement (Non-Affiliate), dated as of November 12, 2012, by and among Mai Dun Limited, LLC, Mercia Holdings, LLC, General Hemp, LLC, Bamburgh Holdings, LLC, on the one hand, and Kevin Halter, on the other hand.
10.3 (2)	Agreement for Purchase and Sale of Assets of PhytoSPHERE Systems LLC, dated December 15, 2012, by and between Foreclosure Solutions, Inc. and PhytoSPHERE Systems, LLC.
10.4 (4)	Stock and Warrant Purchase Agreement, dated March 4, 2013, by and among KannaLife Sciences, Inc., CannaVEST Corp. and Medical Marijuana, Inc.
10.5 (5)	Non-Exclusive License and Distribution Agreement by and between the Company and HempMeds PX, LLC, dated August 9, 2013 and effective as of July 1, 2013. +
10.6 (2)	CannaVEST Corp. 2013 Equity Incentive Plan.
10.7 (6)	Amended and Restated Equity Incentive Plan of CannaVEST Corp.
10.8 (7)	Form of Stock Option Award Grant Notice and Form of Stock Award Agreement.
14.1(8)	CannaVEST Corp. Code of Ethics.
21.1*	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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
(5) (6) (7)

Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2013.

Incorporated by reference from an exhibit to our Schedule 14A filed on July 2, 2014.

Incorporated by reference from an exhibit to our Form S-8 filed on October 6, 2014.

(8)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 16, 2013.

* Filed herewith.

CANNAVEST CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CannaVest Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CannaVest Corp. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. CannaVest Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CannaVEST Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
San Diego, California	PKF
March 31, 2015	Certified Public Accountants
A Professional Corporation

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash (Note 2)	$2,302,418	$2,243,670
Accounts receivable, net (Note 2)	282,407	1,430,202
Notes receivable - current portion (Note 3)	1,508,468	–
Prepaid inventory	519,620	1,734,831
Inventory (Note 4)	11,666,251	2,473,322
Prepaid expenses and other current assets	527,104	174,317
Total current assets	16,806,268	8,056,342

Property & equipment, net (Note 2)	516,423	214,128
Intangibles, net (Note 6)	2,535,000	3,356,500
Goodwill (Note 6)	1,855,512	1,855,512
Accounts receivable, net of current portion	–	310,300
Note receivable - long term portion (Note 3)	26,705	–
Investment in KannaLife Sciences (Note 7)	–	439,246
Total other assets	4,933,640	6,175,686

Total assets	$21,739,908	$14,232,028

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$546,387	$24,622
Accrued expenses (Note 5)	118,206	222,703
Common stock to be issued (Note 10)	–	175,000
Amount due to related party	–	300
Total current liabilities	664,593	422,625

Non-current liabilities
Line of credit - Roen Ventures, LLC, net of debt discount (Note 9)	–	5,502,595
Total liabilities	664,593	5,925,220

Commitments and contingencies (Note 12)

Stockholders' equity (Note 10)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 33,419,166 and 15,580,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	3,341	1,558
Additional paid-in capital	24,828,337	10,749,662
Accumulated deficit	(3,756,363)	(2,444,412)
Total stockholders' equity	21,075,315	8,306,808
Total liabilities and stockholders' equity	$21,739,908	$14,232,028

See accompanying notes to consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2014	2013

Product sales, net	$10,190,667	$2,154,063
Cost of goods sold	4,387,002	880,470
Gross Profit	5,803,665	1,273,593

Operating Expenses:
Selling, general and administrative	13,357,633	2,366,450
Research and development	999,280	524,476
Total Operating Expenses	14,356,913	2,890,926

Operating Loss	(8,553,248)	(1,617,333)

Other income (expense):
Interest income	30,703	–
Interest expense	(615,344)	(372,109)
Allocated losses on KannaLife Sciences investment	(38,552)	(310,754)
Gain on sale of KannaLife Sciences investment (Note 7)	7,899,306	–
Other	(34,816)	–
Total Other Income (Expense)	7,241,297	(682,863)

Loss before taxes	(1,311,951)	(2,300,196)
Provision for income taxes	–	–
Net Loss	$(1,311,951)	$(2,300,196)

Weighted average common shares outstanding
Basic	31,581,101	9,879,098
Net income per common share
Basic	$(0.04)	$(0.23)

See accompanying notes to consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2012	7,000,000	$700	$143,447	$(144,216)	$(69)

Shares issued pursuant to PhytoSPHERE acquisition (Note 6)	5,825,000	582	7,069,418	–	7,070,000
Shares issued for cash (net of expenses) (Note 10)	2,750,000	275	2,731,148	–	2,731,423
Restricted shares issued under employment agreement (Note 10)	5,000	1	5,649	–	5,650
To record beneficial conversion feature of debt (Note 9)	–	–	800,000	–	800,000
Net loss	–	–	–	(2,300,196)	(2,300,196)
Balance - December 31, 2013	15,580,000	1,558	10,749,662	(2,444,412)	8,306,808

Shares issued for cash (net of expenses) (Note 10)	8,031,666	803	8,421,697	–	8,422,500
Shares issued for conversion of note from Roen Ventures, LLC (Note 9)	10,000,000	1,000	5,999,000	–	6,000,000
Shares issued pursuant to employment agreement (Note 10)	7,500	–	42,125	–	42,125
Shares received in exchange for sale of equity investment (Note 7)	(500,000)	(50)	(8,299,950)	–	(8,300,000)
Stock-based compensation (Note 11)	300,000	30	7,915,803	–	7,915,833
Net loss	–	–	–	(1,311,951)	(1,311,951)
Balance - December 31, 2014	33,419,166	$3,341	$24,828,337	$(3,756,363)	$21,075,315

See accompanying notes to consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,311,951)	$(2,300,196)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	933,600	767,254
Amortization of debt discount	589,474	210,526
Stock issued pursuant to employment agreement	42,125	5,650
Stock-based compensation	7,915,833	–
Loss on equity investment	38,552	310,754
Gain on sale of equity investment	(7,899,306)	–
Bad debt expense	(300,000)	400,000
Other	34,816	–
Change in operating assets and liabilities:
Accounts receivable	1,205,952	(1,744,064)
Prepaid inventory	1,215,211	(474,321)
Inventory	(9,192,929)	(2,127,845)
Prepaid expenses and other current assets	(352,787)	(174,317)
Accounts payable	190,859	24,622
Accrued expenses	178,552	222,703
Net cash used in operating activities	(6,711,999)	(4,879,234)

INVESTING ACTIVITIES
Cash received on acquisition	–	50,775
Purchase of equipment	(449,211)	(226,594)
Cash paid on PhytoSPHERE Agreement	–	(950,000)
Investment in KannaLife Sciences	–	(750,000)
Issuance of note receivable	(1,200,000)	–
Repayment of principal on Dixie note receivable	264,827	–
Net cash flows used in investing activities	(1,384,384)	(1,875,819)

FINANCING ACTIVITIES
Common stock issued for cash	8,247,500	2,731,423
Proceeds of loan from Roen Ventures	–	6,192,069
Repayment of loan to Roen Ventures	(92,069)	(100,000)
Common stock to be issued	–	175,000
Repayment of loan from related party	(300)	(200)
Net cash flows from financing activities	8,155,131	8,998,292

CANNAVEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

	For the years ended December 31,
	2014	2013

Net increase in cash	58,748	2,243,239
Cash, beginning of year	2,243,670	431
Cash, end of year	$2,302,418	$2,243,670

Supplemental disclosures of non-cash transactions:
Value of debt discount	$–	$800,000
Accounts receivable assumed from acquisition	–	396,438
Inventory assumed from acquisition	–	345,477
Prepaid inventory assumed from acquisition	–	1,260,510
Property and equipment assumed from acquisition	–	1,288
Goodwill	–	1,855,512
Intangible assets acquired from acquisition	–	4,110,000
Amount due to PhytoSPHERE Agreement	–	(1,314,878)
Common Shares issued for acquisition	–	7,070,000
Conversion of Line of credit – Roen Ventures, LLC to common stock	6,000,000	–
Conversion of accounts receivable to note receivable	(600,000)	–
Common stock to be issued	(175,000)	–
Common stock received in exchange for sale of investment	8,300,000	–

Supplemental cash flow disclosures:
Interest paid	$187,453	$–
Taxes paid	–	–

See accompanying notes to consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

The Company’s business is that of developing, producing, marketing and selling end consumer products to the nutraceutical industry containing hemp plant extract, Cannabidiol (“CBD”) and reselling to third parties raw product acquired by the Company pursuant to its supply relationships in Europe. The Company is currently establishing pilot hemp growing operations in the United States with the goal of establishing industrial hemp operations nationally in the near future.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of CannaVest Corp. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC and Plus CBD, LLC (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations on January 29, 2013.

Business Acquisition - We have accounted for the acquisition of the assets of PhytoSPHERE Systems, LLC in accordance with the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired and other tangible and intangible assets. (Note 6)

Investments - The Company had a 24.97% interest in KannaLife Sciences, Inc. (“KannaLife”), a phyto-medical company specializing in the research and development of pharmacological products derived from plants. This investment was accounted for under the equity method of accounting.

Use of Estimates - The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets and the allowance for doubtful accounts. It is at least reasonably possible that a change in the estimates will occur in the near term.

Reportable Segment - The Company’s internal reporting is organized into three channels: CBD products, laboratory services and hemp farming activities. These channels qualify as individual operating segments and are aggregated and viewed as one reportable segment due to their similar economic characteristics, products, production, distribution processes and regulatory environment.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of December 31, 2014 and 2013, the Company had no cash equivalents.

Concentrations of Credit Risk - As of December 31, 2014, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $2,130,366 at December 31, 2014.

At December 31, 2014 the Company has a $1,200,000 note receivable related to a single customer, MediJane Holdings, Inc. In addition, one customer represented 62% of our accounts receivable balance at December 31, 2014. Sales from two customers accounted for 65% of total sales for the year ended December 31, 2014 (Note 8).

Accounts Receivable – Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company grants credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable are unsecured and no interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of December 31, 2014 and 2013, the Company has recorded an allowance for doubtful accounts related to accounts receivable in the amount of $100,000 and $400,000, respectively.

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

Shipping and Handling – Shipping and handling costs totaled $57,885 and $19,301 for the years ended December 31, 2014 and 2013, respectively, and are recorded in selling, general and administrative expense.

Returns - Finished Products - Within ten (10) days of customer’s receipt of Company’s finished products, customers may return (i) finished products that do not conform to Company’s product specifications or (ii), finished products which are defective, provided that notice of condition is given within five (5) days of receiving the finished products. The failure to comply with the foregoing time requirements shall be deemed a waiver of customer’s claim for incorrect or defective shipments. In the event of the existence of one or more material defects in any finished product upon delivery to customer, the Company shall, at its sole option and cost, either (a) take such measures as are required to cure the defect(s) designated in the notice, or (b) replace such defective finished product(s). The Company may, at its sole option, require the return or destruction of the defective finished products. Customer shall afford the Company the opportunity to verify that such defects existed prior to shipment and were not, for purposes of example and not limitation, the result of improper transport, handling, storage, product rotation or misuse by customer.

Bulk Oil Products - All sales of bulk oil products are final, and the Company does not accept returns under any circumstances.

There is no allowance for customer returns at December 31, 2014 or 2013 due to insignificant return amounts experienced during the years ended December 31, 2014 and 2013.

Compensation and Benefits - The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily information technology and project management activities.

Stock-Based Compensation - Certain employees, officers, directors and consultants of the Company participate in various long-term incentive plans that provide for granting stock options and restricted stock awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards generally vest 100% at the grant date.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense on the consolidated statements of operation. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

The Company recognizes stock-based compensation for equity awards granted to consultants as selling, general and administrative expense on the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant and unvested awards are revalued at each reporting period. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of December 31, 2014 and 2013. Amounts paid to suppliers in advance for inventory is classified as prepaid inventory. Once the Company has assumed ownership, the cost of prepaid inventory is reclassified to inventory. As of December 31, 2014, the Company had $5,766,147 of inventory in Dusseldorf, Germany.

Property & Equipment - Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. Tenant improvements are amortized on a straight-line basis over the remaining life of the related lease. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income (expense).

Property and equipment, net, at December 31, 2014 and 2013 were as follows:

	Useful Lives	2014	2013

Office furniture and equipment	3 years	$231,440	$5,159
Tenant improvements	14 to 39 months	56,474	–
Laboratory and other equipment	5 years	354,363	222,723
		642,277	227,882
Less: accumulated depreciation		(125,854)	(13,754)
		$516,423	$214,128

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

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. During the years ended December 31, 2014 and 2013, there were no impairments.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to five years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the fourth quarter of each fiscal year for impairment, or more often if indicators warrant. During the years ended December 31, 2014 and 2013 there were no impairments.

Long-Lived Assets - In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator.

Loss per Share - The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company has 6,470,000 of stock options outstanding that are anti-dilutive at December 31, 2014. The Company has no dilutive shares outstanding at December 31, 2013.

Research and Development Expense - Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2014 and 2013 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2010.

Recent Issued and Newly Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). The amendments in ASU No. 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU No. 2013-04 is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company elected to adopt ASU No. 2013-04 during the first fiscal quarter of 2014. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements.

In August 2014, the Financial Accounting Standards Board, or the FASB, issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance (1) provides a definition for the term “substantial doubt,” (2) requires an evaluation every reporting period, interim periods included, (3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, (4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, (5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and (6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is permitted. The Company is currently evaluating the extent and impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	NOTES RECEIVABLE

Notes receivable at December 31, 2014 and 2013 are comprised of the following:

	2014	2013

Dixie Botanicals note	$335,173	$–
MediJane Holdings note	1,200,000	–
	1,535,173	–

Less current portion	1,508,468	–
Long-term portion	$26,705	$–

The Dixie Botanicals note relates to an accounts receivable balance that was due on December 31, 2013. On January 10, 2014, Medical Marijuana, Inc. (“MJNA”) agreed to assume $725,000 of the accounts receivable and wrote-off $11,496. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 is subject to a promissory note between the parties, whereby MJNA will make monthly payments including interest at 7% per annum over a two year period. The note is secured by MJNA’s ownership share of the Company, through MJNA’s subsidiary PhytoSPHERE Systems, LLC at two times the principal amount of the note as collateral.

The MediJane Holdings (“MJMD”) note relates to the sale of Company products in exchange for a convertible promissory note in the amount of $1,200,000. The full amount of $1,200,000 is due on June 23, 2015 along with accrued interest at 10%. The Company has the option to convert the full amount of the note, along with accrued interest into shares, of common stock of MJMD.

4.	INVENTORY

Inventory at December 31, 2014 and 2013 is comprised of the following:

	2014	2013

Raw materials	$11,209,119	$1,867,751
Work in process	–	470,442
Finished goods	457,132	135,129
	$11,666,251	$2,473,322

5.	ACCRUED EXPENSES

Accrued expenses at December 31, 2014 and 2013 were as follows:

	2014	2013

Accrued interest	$–	$161,583
Accrued payroll expenses	68,920	20,955
Other accrued liabilities	49,286	40,165
	$118,206	$222,703

6.	ACQUISITION OF ASSETS OF PHYTOSPHERE SYSTEMS, LLC

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

The following is the allocation of the purchase price:

Assets acquired
Tangible assets
Cash	$50,775
Accounts receivable	396,438
Inventory	345,477
Prepaid inventory	1,260,510
Property and equipment	1,288
Total tangible assets	2,054,488

Identifiable intangible assets
Vendor relationships	1,170,000
Trade name	230,000
Noncompete agreement - PhytoSPHERE	2,710,000
Total identifiable intangible assets	4,110,000

Unidentifiable intangible assets
Goodwill residual estimate	1,855,512
Total assets acquired from PhytoSPHERE	$8,020,000

Due to the complexity and limited information available from the selling company of PhytoSPHERE, supplemental proforma information has not been presented. The operations and management of PhytoSPHERE was not indicative of the current operations and strategy, accordingly, the proforma information would not be indicative of future operations or be beneficial to the users of these financial statements.

We have amortized the identifiable intangible assets using the straight-line method over a useful life of five years. We determined that the useful life of those assets are based on the term of the noncompete agreement and estimated lives of relationships acquired. Amortization of intangible assets is expected to be approximately $822,000 for the years ending December 31, 2015, 2016 and 2017 and $68,500 for the year ending December 31, 2018.

Intangible assets consist of the following at December 31, 2014 and 2013:

	Original Fair Market Value	Accumulated Amortization	Net

Balance - December 31, 2013:
Vendor relationships	$1,170,000	$214,500	$955,500
Trade name	230,000	42,167	187,833
Noncompete agreement	2,710,000	496,833	2,213,167
	$4,110,000	$753,500	$3,356,500

Balance - December 31, 2014:
Vendor relationships	$1,170,000	$448,000	$722,000
Trade name	230,000	88,167	141,833
Noncompete agreement	2,710,000	1,038,833	1,671,167
	$4,110,000	$1,575,000	$2,535,000

Amortization expense for the year ended December 31, 2014 and 2013 totaled $821,500 and $753,500, respectively.

7.	KANNALIFE SCIENCES INVESTMENT

During 2013, the Company invested $750,000 in KannaLife Sciences, Inc. (“KannaLife”), which represented a 24.97% ownership stake. For the years ended December 31, 2014 and 2013, the Company recognized its prorata share of KannaLife losses of $38,552 and $310,754, respectively.

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

8.	RELATED PARTIES

During the year ended December 31, 2013, the Company made a payment of $2,001 for rent expense to MonaCo Development, an entity owned 100% by Michael J. Mona, Jr, the Company’s President and Chief Executive Officer. Additionally, the Company made a payment of $7,500 to Mr. Mona in 2013 for services provided prior to the consummation of an employment agreement between the Company and Mr. Mona.

During the year ended December 31, 2013, the Company paid a total of $30,000 to Mr. Stuart Titus, a stockholder of the Company, for consulting services provided. As of December 31, 2014, Mr. Titus is no longer providing services to the Company.

Bart Mackay, a Board Director of the Company owns 100% of Roen Ventures, LLC through two wholly-owned limited liability companies, Mai Dun, Ltd., and Mercia Holdings, LLC. For the years ended December 31, 2014 and 2013, Mr. Mackay received $500 and $2,000, respectively, in fees paid for services provided to the Company.

As of December 31, 2013, the Company owed Roen Ventures, LLC a total of $6,092,069 under a Promissory Note (Note 9). Under the terms of the note, Roen Ventures, LLC had the option to convert the balance owed, up to $6,000,000 into common shares of the Company at a conversion price of $0.60 per share. In addition, the Company owed Roen $161,583 in accrued interest under the note at December 31, 2013 and paid interest totaling $187,723 in January 2014. The note was converted during 2014 (Note 10).

Michael J. Mona, Jr., the President and Chief Executive Officer of the Company previously held a 50% interest in Roen Ventures, LLC which he subsequently sold to Mr. Mackay during 2013.

For the years ended December 31, 2014 and 2013, the Company recognized sales to the following related parties which represented 100% of total sales recognized in 2013:

		For the years ended December 31,
Party	Relationship	2014	2013

Medical Marijuana, Inc. ("MJNA")	Stockholder	$–	$92,690
HempMeds PX	80% owned by MJNA	5,443,978	871,315
Dixie/Red Dice Holdings	60% owned by MJNA	–	365,058
Canchew Biotechnologies	40% owned by MJNA	–	825,000
		$5,443,978	$2,154,063

		53.4%	100.0%

During 2014, the Company discontinued sales to HempMeds PX (Note 12).

100% of the Company’s accounts receivable at December 31, 2013 totaling $1,740,502 were from these parties. In addition, the Company had a note receivable from Dixie Botanicals of $335,173 at December 31, 2014 (Note 3).

During the years ended December 31, 2014 and 2013, the Company paid $9,072,025 and $1,953,690, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

On January 1, 2015, 250,000 shares of common stock was granted to the V.P. of Operations.

9.	LINE OF CREDIT – ROEN VENTURES, LLC

On March 1, 2013, the Company issued a Promissory Note (the “Note”) to Roen Ventures, LLC, a Nevada limited liability company (“Roen Ventures”), in exchange for loans provided and to be provided in the future in an amount of up to $2,000,000, subsequently increased to $6,000,000. As of December 31, 2013, the principal balance of the Note was $6,092,069. The Note was an unsecured obligation of the Company accruing interest at 5% that was due on July 25, 2015. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 31, 2013, the disinterested members of our Board of Directors (the “Board”) approved an amendment to the terms of the Note to increase the credit line to $6,000,000 and provide for the ability of Roen Ventures to convert, at its sole discretion, the outstanding balance of the Note into shares of the common stock of the Company at a conversion price determined following the conclusion of a valuation of the Company’s common stock. The valuation determined pursuant to ASC 718 Stock Compensation that the fair market value of our restricted common stock was $0.68 per share. On November 7, 2013, disinterested members of the Board approved an amendment to the Note to allow for conversion of the Note at a conversion price equal to $0.60 per share, which represents a discount of approximately 12% off the fair market value of our restricted common stock.

The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value on the date of the amendment for $6,000,000 on July 25, 2013 to be $800,000. The Company calculated the beneficial conversion feature at its intrinsic value. Accordingly, the beneficial conversion feature was accounted for as a debt discount to the Note and was amortized using the effective interest method as interest expense over the remaining life of the Note or upon conversion, if sooner. The amortization of debt discounts for the years ended December 31, 2014 and 2013 was $589,474 and $210,526, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

On January 22, 2014, Roen Ventures LLC delivered a Notice of Election to Convert to Common Shares. As a result, in January 2014 the Company issued a total of 10,000,000 shares of the Company’s common stock under the terms of the Conversion Notice.

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of December 31, 2014 and 2013, the Company had 33,419,166 and 15,580,000 shares of common stock issued and outstanding, respectively. During 2014, the Company issued 8,039,166 shares of its common stock, of which 7,500 shares related to an employment agreement and 8,031,666 were pursuant to a private placement offering. The Company had received payment of $175,000 toward the purchase of these shares at December 31, 2013. In addition, during 2014, 10,000,000 shares of the Company’s common stock were issued for a debt conversion (Note 9); and, 300,000 shares were issued on October 31, 2014 at a price of $2.82 per share, the Company’s closing price for common stock, for compensation to directors and officers.

The Company issued a total of 7,500 and 5,000 shares of common stock under an employment agreement during the years ended December 31, 2014 and 2013, respectively. The agreement terminated in December 2014 and no further grants will be awarded under this agreement.

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

On January 28, 2015, we commenced an offering whereby the Company intends to sell up to 12 million shares of its restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transaction not involve in a public offering pursuant to Rule 506(b) of Regulation D, as Promulgated by the Securities and Exchange Commission under the Act.

As of March 31, 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of December 31, 2014 and 2013 there is no preferred stock issued and outstanding.

Options/Warrants

On July 23, 2014, Company shareholders approved the Amended and Restated Equity Incentive Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. This plan serves as the successor to the 2013 Equity Incentive Plan (Note 11).

11.	STOCK-BASED COMPENSATION

On July 23, 2014, Company shareholders approved the Amended and Restated Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. Under the Amended 2013 Plan, the Company may grant up to 10,000,000 new stock. As of December 31, 2014, the Company had approximately 3,530,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards.

The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted stock and restricted stock units are issued at a value not less than the fair market value of the common stock on the date of the grant. Generally, stock options awarded are vested in equal increments ranging from two to four years on the annual anniversary date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock option activity for the Amended 2013 Plan during the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2013	–	–
Granted	6,470,000	$2.70
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding - December 31, 2014	6,470,000	$2.70	9.88	$–

Total exercisable - December 31, 2014	3,048,869	$2.66	9.93	$–
Total unvested - December 31, 2014	3,421,131	$2.74	9.84	$–
Total vested or expected to vest - December 31, 2014	6,470,000	$2.70	9.88	$–

The following table summarizes unvested stock options as of December 31, 2014:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date

Unvested stock options - December 31, 2013	–	$–
Granted	6,470,000	2.22
Vested	3,048,869	2.11
Forfeited	–	–
Unvested stock options - December 31, 2014	3,421,131	$2.31

The following table presents the weighted-average assumptions used by the Company for calculating the fair value of its employee, non-employee, officer and director stock options using the Black-Scholes valuation model that have been granted during the year ended December 31, 2014:

	Employees Weighted Average	Non-Employees Weighted Average

Volatility	103.48%	96.69%
Risk-Free Interest Rate	1.81%	2.31%
Expected Term	5.32	10.00
Dividend Rate	0.00%	0.00%
Fair Value Per Share on Grant Date	$2.21	$2.45

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with Staff Accounting Bulletin 110, Certain Assumptions Used in Valuation Methods, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the contractual term. Expected volatility is calculated based on the Company’s peer group, consisting of five companies in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which stock options are held, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

The Company recognized $7,069,833 relating to stock options and $888,125 relating to common stock issued to employees, non-employees, officers, and directors during the year ended December 31, 2014. For the year ended December 31, 2014, stock-based compensation of $7,851,685 and $64,148, was expensed to Selling, General and Administration and Research and Development, respectively. As of December 31, 2014, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $7,251,258, which is expected to be recognized over a weighted-average period of 2.28 years.

12.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at December 31, 2014:

For the years ending December 31,	Total Operating Leases

2015	$383,446
2016	427,914
2017	206,482
$1,017,842

The Company incurred rent expense of $285,960 and $99,080 for the years ended December 31, 2014 and 2013, respectively.

The Company is a party to a contract for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $7.2 million through December 2015. The Company is party to a second purchasing contract to provide up to 1 million kilograms of raw product to the Company. There is approximately $1.8 million remaining to be paid under this second contract through December 31, 2015. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

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

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs.  Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero).  Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals have filed a motion asking to be designated the lead plaintiff in the litigation.  The Court scheduled a hearing on August 14, 2014 to consider the motions for designation as lead plaintiff.  The other individuals seeking lead plaintiff designation are:  Wayne Chesner; Anamaria Schelling; Mark Williams; Otilda LaMont; Jane Ish and Steve Schuck. After a hearing held on August 14, 2014, the Court took the matter under submission. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff and setting an initial pre-trial conference for April 30, 2015.  The Company has not yet answered the Complaint but management intends to vigorously defend the allegations and an estimate of the possible loss cannot be made at this time.

On March 17, 2015, shareholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company has not been served with the Complaint but intends to vigorously defend the case after service is made.

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

On September 11, 2014, we filed a complaint for trademark infringement against Kannaway, LLC, General Hemp, LLC and HDDC Holdings, LLC (collectively, “defendants”) in the United States District Court, Southern District of California, asserting that defendants have infringed on the Company’s Cannabis Beauty® and Cannabis Beauty Defined trademarks.  The Company alleges, among other things, that defendant HDDC Holdings, LLC (“HDDC”) assigned its rights in the CANNABIS BEAUTY DEFINED® mark to the Company (the “HDDC Assignment”) which was promptly filed with the USPTO but, despite the foregoing, HDDC’s sister company, defendant Kannaway, LLC (“Kannaway”), is improperly using the trademark on personal care products in competition with the Company.  On February 20, 2015, Defendants filed a counterclaim against the Company, asserting that the HDDC Assignment was signed under “duress” and that HDDC licensed the mark to the other defendants for 50 years before it assigned the mark to the Company.  Lastly, Counterclaimants assert claims for unfair competition against the Company, although they do not identify the commercial activity giving rise to the claim.  We filed a Motion to Dismiss the counterclaim which will be heard on April 17, 2015.  On February 12, 2015, the Court granted our motion for preliminary injunction, enjoining defendants from using the Cannabis Beauty Defined trademark or any confusingly similar mark.  The Company has posting an undertaking for $1.2M to secure the preliminary injunction under FRCP 65(c).  Management intends to vigorously prosecute this complaint and defend the counterclaims.  Since no discovery has been conducted, an estimate of the possible recovery or loss cannot be made at this time.

13.	INCOME TAXES

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. At December 31, 2014 and 2013, the Company established valuation allowances equal to the full amount of its deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

	2014	2013

Deferred tax assets:
Net operating loss carryforwards	$1,083,064	$466,161
Allowance for doubtful accounts	39,834	159,338
Intangible assets	310,548	141,730
Investment in KannaLife Sciences	–	123,787
Stock-based compensation	128,703	–
Other	33,596	113,399
	1,595,745	1,004,415

Deferred tax liabilities:
Property and equipment	(85,217)	(43,658)
Total deferred tax assets	1,510,528	960,757
Valuation allowance	(1,510,528)	(960,757)
Net deferred tax assets	$–	$–

The valuation allowance increased $549,771 and $910,281 for years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company has Federal and state net operating loss (“NOL”) carryforwards of approximately $2,753,000 and $2,522,000, respectively, which are available to offset future taxable income and which begin to expire in 2023. These loss carryforwards will likely be further limited pursuant to Internal Revenue Code Section 382 due to the change in control.

The differences between the expected income tax benefit and the actual recorded income tax benefit computed using a statutory federal rate of 34% is as follows for the years ended December 31,

	2014	2013

Income tax benefit at statutory rate	$(444,442)	$(782,067)
State taxes	(94,475)	(132,094)
Stock-based compensation	2,293,891	–
Investment in KannaLife Sciences	(2,567,000)	–
Amortization of discount on convertible note	200,421	3,880
Permanent differences	(8,114)	–
Other	69,948	–
Change in valuation allowance	549,771	910,281
Total provision	$–	$–

14.	SUBSEQUENT EVENTS

On February 23, 2015, we signed an amended lease for our laboratory facility in San Diego, California. Pursuant to the term of the lease, we will lease an additional 704 square feet of laboratory space for an additional $1,478 per month. The term of the lease commenced on March 1, 2015 with a term of 22 months through December 31, 2016.

On January 28, 2015, we commenced an offering whereby the Company intends to sell up to 12 million shares of its restricted common stock in a private placement to accredited investors at a price per share of $2.00 (Note 10).

