Form 10-Q
period 2015-03-31
CannaVEST Corp.
filed 2015-05-15
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

(866) 290-2157

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2015, the issuer had 34,959,166 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CANNAVEST CORP.

FORM 10-Q

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects”, “plans”, “may,”, “anticipates”, “believes”, “should”, “intends”, “estimates”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the share exchange our ability to raise additional capital to finance our activities; the effectiveness, profitability and the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
Assets	(Unaudited)	(Audited)
Current assets
Cash (Note 2)	$2,239,986	$2,302,418
Accounts receivable, net (Note 2)	1,216,557	282,407
Notes receivable - current portion (Note 3)	1,491,618	1,508,468
Prepaid inventory	2,328,999	519,620
Inventory (Note 4)	10,780,455	11,666,251
Prepaid expenses and other current assets	651,601	527,104
Total current assets	18,709,216	16,806,268

Property & equipment, net (Note 2)	546,896	516,423
Intangibles, net (Note 6)	2,329,500	2,535,000
Goodwill	1,855,512	1,855,512
Note receivable - long term portion (Note 3)	–	26,705
Total other assets	4,731,908	4,933,640

Total assets	$23,441,124	$21,739,908

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$475,066	$546,387
Accrued expenses (Note 5)	175,958	118,206
Total current liabilities	651,024	664,593

Commitments and contingencies (Note 10)

Stockholders' equity (Note 8)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 34,959,166 and 33,419,166 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3,495	3,341
Additional paid-in capital	29,191,777	24,828,337
Accumulated deficit	(6,405,172)	(3,756,363)
Total stockholders' equity	22,790,100	21,075,315

Total liabilities and stockholders' equity	$23,441,124	$21,739,908

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended March 31,
	2015	2014

Product sales, net	$2,714,051	$2,631,869
Cost of goods sold	1,083,081	1,021,003
Gross Profit	1,630,970	1,610,866

Operating Expenses:
Selling, general and administrative	3,993,675	924,365
Research and development	323,145	151,021
Total Operating Expenses	4,316,820	1,075,386

Operating (Loss) Income	(2,685,850)	535,480

Other income (expense):
Interest income	37,041	–
Interest expense	–	(615,344)
Allocated losses on KannaLife Sciences investment	–	(38,552)
Total Other Income (Expense)	37,041	(653,896)

Loss before taxes	(2,648,809)	(118,416)
Provision for income taxes	–	–
Net Loss	$(2,648,809)	$(118,416)

Loss per share	$(0.08)	$(0.00)
Weighted average number of shares - basic & diluted	34,174,805	26,343,641

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2015

UNAUDITED

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2014	33,419,166	$3,341	$24,828,337	$(3,756,363)	$21,075,315
Shares issued for cash (net of expenses) (Note 8)	1,260,000	126	2,519,874	–	2,520,000
Shares issued pursuant to underwriting services (Note 8)	30,000	3	87,597	–	87,600
Stock-based compensation	250,000	25	1,755,969	–	1,755,994
Net loss	–	–	–	(2,648,809)	(2,648,809)
Balance - March 31, 2015	34,959,166	$3,495	$29,191,777	$(6,405,172)	$22,790,100

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,648,809)	$(118,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249,725	217,306
Amortization of debt discount	–	589,474
Stock issued pursuant to employment agreement	–	2,825
Stock-based compensation	1,755,994	–
Loss on equity investment	–	38,552
Interest on notes receivable	(31,562)	–
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(36,897)	(114,513)
Prepaid inventory	(1,809,379)	(786,116)
Inventory	885,796	81,332
Accounts receivable	(934,150)	(825,227)
Accounts payable and accrued expenses	(13,569)	22,658
Net cash used in operating activities	(2,582,851)	(892,125)

INVESTING ACTIVITIES
Purchase of equipment	(74,698)	(9,295)
Repayment of principal on notes receivable	75,117	47,300
Net cash provided by investing activities	419	38,005

FINANCING ACTIVITIES
Common stock issued for cash	2,520,000	7,075,000
Payments on Roen Ventures loan	–	(92,069)
Repayment of related party loan	–	(300)

Net cash provided by financing activities	2,520,000	6,982,631
Net (decrease) increase in cash	(62,432)	6,128,511
Cash, beginning of period	2,302,418	2,243,670
Cash, end of period	$2,239,986	$8,372,181

Supplemental disclosure of non-cash transactions:
Common stock issued for future underwriting services	$(87,600)	$–
Conversion of accounts receivable to notes receivable	–	6,000,000
Conversion of line of credit to common stock	–	(600,000)
Common stock to be issued	–	(175,000)

Supplemental cash flow disclosures:
Interest paid	$–	$187,453
Taxes paid	16,091	–

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	ORGANIZATION AND BUSINESS

CannaVest Corp. (formerly Foreclosure Solutions, Inc.) (the “Company,” “we,” “our” or “us”) develops, produces, markets and sells raw materials and end consumer products containing the hemp plant extract, Cannabidiol (“CBD”), to the nutraceutical, beauty care, pet care and functional food sectors. The Company is currently establishing pilot hemp growing operations in the United States with the goal of establishing industrial hemp operations nationally in the near future.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of CannaVest Corp. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC and Plus CBD, LLC (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations on January 29, 2013.

The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All references to GAAP are in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 31, 2015. The results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Use of Estimates - The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the amortization lives of intangible assets, inputs used for valuing stock-based compensation and the allowance for doubtful accounts. It is at least reasonably possible that a change in the estimates will occur in the near term.

Reportable Segment - The Company’s internal reporting is organized into three channels: CBD products, laboratory services and hemp farming activities. These channels qualify as individual operating segments and are aggregated and viewed as one reportable segment due to their similar economic characteristics, products, production, distribution processes and regulatory environment.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Concentrations of Credit Risk - As of March 31, 2015, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $1,972,976 at March 31, 2015.

At March 31, 2015 the Company had a $1,200,000 note receivable related to a single customer, MediJane Holdings, Inc. In addition, two customers represented 93.0% of our accounts receivable balance at March 31, 2015. Sales from one customer accounted for 37.9% of total sales for the three months ended March 31, 2015 (Note 3).

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of March 31, 2015 and December 31, 2014, the Company has recorded an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

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

Shipping and Handling – Shipping and handling costs totaled $53,024 for the three months ended March 31, 2015 and are recorded in selling, general and administrative expense. There were no shipping and handling expenses incurred for the three months ended March 31, 2014.

Returns - Finished Products - Within ten days of a customer’s receipt of Company’s finished products, the customer may return (i) finished products that do not conform to Company’s product specifications or (ii), finished products which are defective, provided that notice of condition is given within five days of receiving the finished products. The failure to comply with the foregoing time requirements shall be deemed a waiver of the customer’s claim for incorrect or defective shipments. In the event of the existence of one or more material defects in any finished product upon delivery to the customer, the Company shall, at its sole option and cost, either (a) take such measures as are required to cure the defect(s) designated in the notice, or (b) replace such defective finished product(s). The Company may, at its sole option, require the return or destruction of the defective finished products. The customer shall afford the Company the opportunity to verify that such defects existed prior to shipment and were not, for purposes of example and not limitation, the result of improper transport, handling, storage, product rotation or misuse by the customer.

Bulk Oil Products - All sales of bulk oil products are final, and the Company does not accept returns under any circumstances.

There is no allowance for customer returns at March 31, 2015 or December 31, 2014 due to insignificant return amounts experienced during the fiscal quarter ended March 31, 2015 and the year ended December 31, 2014.

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

The Company recognizes stock-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense in the condensed consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

The Company recognizes stock-based compensation for equity awards granted to consultants as selling, general and administrative expense in the condensed consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant and unvested awards are revalued at each reporting period. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of March 31, 2015 or December 31, 2014. Amounts paid to suppliers in advance for inventory is classified as prepaid inventory. Once the Company has assumed ownership, the cost of prepaid inventory is reclassified to inventory. As of March 31, 2015, the Company had $2,662,057 of inventory in Dusseldorf, Germany.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to five years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the fourth quarter of each fiscal year for impairment, or more often if indicators warrant. During the three months ended March 31, 2015 and 2014 there were no impairments.

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

Loss per Share - The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 6,390,000 of stock options outstanding that are anti-dilutive at March 31, 2015. The Company had no outstanding stock options at March 31, 2014.

Research and Development Expense - Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of March 15, 2015 and December 31, 2014 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2010.

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

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance (1) provides a definition for the term “substantial doubt,” (2) requires an evaluation every reporting period, interim periods included, (3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, (4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, (5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and (6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	NOTES RECEIVABLE

Notes receivable at March 31, 2015 and December 31, 2014 are comprised of the following:

	March 31, 2015	December 31, 2014

Dixie Botanicals note and accrued interest	$260,056	$335,173
MediJane Holdings note and accrued interest	1,231,562	1,200,000
	1,491,618	1,535,173

Less current portion	1,491,618	1,508,468
Long-term portion	$–	$26,705

The Dixie Botanicals note relates to an accounts receivable balance that was due on December 31, 2013. On January 10, 2014, Medical Marijuana, Inc. (“MJNA”) agreed to assume $725,000 of the accounts receivable and wrote-off $11,496. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 is subject to a promissory note between the parties, whereby MJNA will make monthly payments including interest at 7% per annum over a two year period. The note is secured by MJNA’s ownership share of the Company, owned indirectly by MJNA through MJNA’s subsidiary, PhytoSPHERE Systems, LLC, valued at two times the principal amount of the note as collateral.

The MediJane Holdings (“MJMD”) note relates to the sale of Company products in exchange for a convertible promissory note in the amount of $1,200,000. The full amount of $1,200,000 is due on June 23, 2015 along with accrued interest at 10%. The Company has the option to convert the full amount of the note, along with accrued interest into shares of common stock of MJMD.

4.	INVENTORY

Inventory at March 31, 2015 and December 31, 2014 is comprised of the following:

	March 31, 2015	December 31, 2014

Raw materials	$10,524,822	$11,209,119
Finished goods	255,633	457,132
	$10,780,455	$11,666,251

5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014

Accrued payroll expenses	$63,812	$68,920
Other accrued liabilities	112,146	49,286
	$175,958	$118,206

6.	INTANGIBLE ASSETS, NET

We amortize the identifiable intangible assets using the straight-line method over a useful life of five years. We determined that the useful life of those assets are based on the term of the applicable noncompete agreement and estimated lives of relationships acquired.

Amortization of intangible assets is expected to be approximately $822,000 for the years ending December 31, 2015, 2016 and 2017 and $68,500 for the year ending December 31, 2018.

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014:

	Original Fair Market Value	Accumulated Amortization	Net

Balance - March 31, 2015:
Vendor relationships	$1,170,000	$507,000	$663,000
Trade name	230,000	99,667	130,333
Noncompete agreement	2,710,000	1,173,833	1,536,167
	$4,110,000	$1,780,500	$2,329,500

Balance - December 31, 2014:
Vendor relationships	$1,170,000	$448,000	$722,000
Trade name	230,000	88,167	141,833
Noncompete agreement	2,710,000	1,038,833	1,671,167
	$4,110,000	$1,575,000	$2,535,000

Amortization expense for the three months ended March 31, 2015 and 2014 totaled $205,500 and $205,500, respectively.

7.	RELATED PARTIES

For the three months ended March 31, 2015 and 2014, the Company recognized sales to the following related parties:

		For the three months ended March 31,
Party	Relationship	2015	2014

HempMeds PX	80% owned by MJNA	$–	$2,510,066
		$–	$2,510,066

		0.0%	95.4%

During 2014, the Company discontinued sales to HempMeds PX (Note 10).

During the three months ended March 31, 2015 and 2014, the Company paid $1,542,413 and $1,074,906, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of March 31, 2015 and December 31, 2014, the Company had 34,929,166 and 33,419,166 shares of common stock issued and outstanding, respectively.

On January 28, 2015, we commenced an offering whereby the Company intends to sell up to 12 million shares of its restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transaction not involve in a public offering pursuant to Rule 506(b) of Regulation D, as promulgated by the SEC under the Act. As of March 31, 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000. On January 2, 2015, 250,000 shares of the Company’s common stock were issued at a price of $2.36 per share, the Company’s closing price for common stock on the previous trading day, for compensation to an officer of the Company. In addition, on March 10, 2015, the Company issued 30,000 shares of common stock at a price of $2.92 per share, the Company’s closing price for common stock on such date, in connection with retaining an investment bank to assist in capital raising efforts.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of March 31, 2015 and December 31, 2014 there was no preferred stock issued and outstanding.

Options/Warrants

On July 23, 2014, Company stockholders approved the Amended and Restated Equity Incentive Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. This plan serves as the successor to the 2013 Equity Incentive Plan (Note 9).

9.	STOCK-BASED COMPENSATION

On July 23, 2014, Company stockholders approved the Amended and Restated Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. Under the Amended 2013 Plan, the Company may grant up to 10,000,000 shares of new stock. As of March 31, 2015, the Company had approximately 3,610,000 of authorized unissued shares reserved and available for issuance under the Amended 2013 Plan.

The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted stock and restricted stock units are issued at a value not less than the fair market value of the common stock on the date of the grant. Generally, stock options awarded are vested in equal increments ranging from two to four years on the annual anniversary date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock option activity for the Amended 2013 Plan during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	6,470,000	$2.70
Granted	–	–
Exercised	–	–
Forfeited	(80,000)	$2.82
Expired	–	–
Outstanding - March 31, 2015	6,390,000	$2.70	9.64	$–
Total exercisable - March 31, 2015	3,530,250	$2.66	9.68	$–
Total unvested - March 31, 2015	2,859,750	$2.74	9.59	$–
Total vested or expected to vest - March 31, 2015	6,390,000	$2.70	9.64	$–

The following table summarizes unvested stock options as of March 31, 2015:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2014	3,421,131	$2.31
Granted	–	–
Vested	(481,381)	2.19
Forfeited	(80,000)	2.50
Unvested stock options - March 31, 2015	2,859,750	$2.33

The Company recognized expenses of $1,165,994 relating to stock options and $590,000 relating to common stock issued to employees, non-employees, officers, and directors during the three months ended March 31, 2015. For the three months ended March 31, 2015, stock-based compensation of $1,743,327 and $12,667, was expensed to Selling, General and Administration and Research and Development, respectively. As of March 31, 2015, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $5,886,474, which is expected to be recognized over a weighted-average period of 2.11 years. There was no stock-based compensation expense for the three months ended March 31, 2014.

10.	COMMITMENTS AND CONTINGENCIES

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

The Company incurred rent expense of $74,492 and $40,394 for the three months ended March 31, 2015 and 2014, respectively.

The Company is a party to a contract for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $6.2 million through October 2015. The Company is party to a second purchasing contract to provide up to 1 million kilograms of raw product to the Company. There is approximately $1.6 million remaining to be paid under this second contract through December 31, 2015. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

Contingencies

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero).  Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.”  Subsequent to the filing of the Complaint, six different individuals have filed a motion asking to be designated the lead plaintiff in the litigation.  The Court scheduled a hearing on August 14, 2014 to consider the motions for designation as lead plaintiff.  The other individuals seeking lead plaintiff designation are: Wayne Chesner; Anamaria Schelling; Mark Williams; Otilda LaMont; Jane Ish and Steve Schuck.  After a hearing held on August 14, 2014, the Court took the matter under submission. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff and setting an initial pre-trial conference for June 25, 2015. The Company has not yet answered the Complaint but management intends to vigorously defend the allegations and an estimate of the possible loss cannot be made at this time.

On March 17, 2015, Company stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company has not been served with a complaint but intends to vigorously defend the case after service is made.

On August 11, 2014, we terminated the Non-Exclusive License and Distribution Agreement with HempMeds PX, LLC (the “HempMeds Agreement”).  On or about August 13, 2014, HempMeds PX, LLC (“HempMeds”) demanded arbitration against us and recommended that the parties engage Private Trials in Las Vegas, Nevada to conduct the arbitration, denying that HempMeds was in breach of the HempMeds Agreement.  On August 22, 2014, HempMeds filed a complaint in the Eighth Judicial District, Clark County, Nevada (the “Nevada Complaint”) against us for breach of the HempMeds Agreement, unjust enrichment, and interference with prospective business advantage, claiming that it had satisfied all of its obligations under the HempMeds Agreement and that we breached that agreement by terminating it without just cause. Concurrently, HempMeds filed a Motion for Preliminary Injunction, asking the Court to reinstate the HempMeds Agreement, namely the provision that identified HempMeds as the exclusive on-line seller of certain products of the Company. The court denied HempMeds’ motion on October 3, 2014.  On April 27, 2015, the parties’ lawyers submitted a stipulation to the court, advising the court that the parties will go to arbitration and asking the court to dismiss the case without prejudice.  The court is expected to dismiss the case shortly.  We deny HempMeds’ claims and intend to vigorously defend the allegations and file appropriate counter-claims in arbitration.  Since no discovery has been conducted, an estimate of the possible loss or recovery cannot be made at this time.

On September 11, 2014, we filed a complaint for trademark infringement against Kannaway, LLC, General Hemp, LLC and HDDC Holdings, LLC (collectively, “Defendants”) in the United States District Court, Southern District of California, Case No. 14-cv-2160-CAB-BLM, asserting that Defendants have infringed on the Company’s Cannabis Beauty® and Cannabis Beauty Defined trademarks.  The Company alleges, among other things, that defendant HDDC Holdings, LLC (“HDDC”) assigned its rights in the CANNABIS BEAUTY DEFINED® mark to Company (the “HDDC Assignment”) which was promptly filed with the U.S. Patent and Trademark Office but, despite the foregoing, HDDC’s sister company, defendant Kannaway, LLC (“Kannaway”), is improperly using the trademark on personal care products in competition with the Company. On February 20, 2015, Defendants filed a counterclaim against the Company, asserting that the HDDC Assignment was signed under “duress” and that HDDC licensed the mark to the other defendants for 50 years before it assigned the mark to the Company. Lastly, counterclaimants assert claims for unfair competition against the Company, although they do not identify the commercial activity giving rise to the claim. We filed a Motion to Dismiss the counterclaim which the court has taken under submission.  On February 12, 2015, the Court granted our motion for preliminary injunction, enjoining defendants from using the Cannabis Beauty Defined trademark or any confusingly similar mark. The Company has posted an undertaking for $1.2M to secure the preliminary injunction under Federal Rule of Civil Procedure 65(c). Management intends to vigorously prosecute this complaint and defend the counterclaims. Since no discovery has been conducted, an estimate of the possible recovery or loss cannot be made at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are in the business of developing, producing, marketing and selling raw materials and end consumer products containing the hemp plant extract, Cannabidiol (“CBD”). We sell to numerous consumer markets including the nutraceutical, beauty care, pet care and functional food sectors. We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. CBD is derived from hemp stalk and seed. The development of products in this highly regulated industry carries significant risks and uncertainties that are beyond our control. As a result, we cannot assure that we will successfully market and sell our planned products or, if we are able to do so, that we can achieve sales volume levels that will allow us to cover our fixed costs.

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

We expect that we will need to raise approximately $15 million in the next 12 months to fund our business and have begun raising funds under a private placement. Given the small size of our company and the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. We do not have firm commitments for all of our capital needs, and there are no assurances they will be available to us. If we are unable to access capital as necessary, our ability to generate revenues and to continue as a going concern will be in jeopardy.

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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding our performance for the following reasons:

•	because non-cash equity grants made to employees and non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based compensation expense is not a key measure of our operating performance; and
•	revenues and expenses associated with acquisitions, dispositions, equity issuance and related offering costs can vary from period to period and transaction to transaction and are not considered a key measure of our operating performance.

We used Adjusted EBITDA:

•	as a measure of operating performance;
•	to evaluate the effectiveness of our business strategies; and
•	in communication with our board of directors concerning our financial performance.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2015 and 2014 and is detailed below:

	For the three months ended March 31,
	2015	2014

Net loss	$(2,648,809)	$(118,416)
Interest income	(37,041)	–
Interest expense	–	615,344
Amortization of purchased intangible assets	205,500	205,500
Depreciation of property & equipment	44,225	11,806
EBITDA	(2,436,125)	714,234

EBITDA Adjustments:
Stock-based compensation expense (1)	1,755,994	–
Allocated loss on KannaLife Sciences equity investment (2)	–	38,552
Total EBITDA Adjustments	1,755,994	38,552

Adjusted EBITDA	$(680,131)	$752,786

_____________

(1)	Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.
(2)	Represents allocated losses related to KannaLife Sciences investment.

Critical Accounting Policies

We have disclosed in the notes to our consolidated financial statements and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2014 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

See Note 2 in the accompanying notes to condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2015 and 2014

Revenues and gross profit - We had sales of $2,714,051 and gross profit of $1,630,970, representing a gross profit percentage of 60.1% for the three months ended March 31, 2015 versus sales of $2,631,869 and gross profit of $1,610,866 representing a gross profit percentage of 61.2% for the three months ended March 31, 2014. The sales increase for the three months ended March 31, 2015 is the result of the Company’s expansion of its existing customer markets.

Selling, general and administrative expenses - For the three months ended March 31, 2015, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $3,993,675 compared with $924,365 for the three months ended March 31, 2014. This increase is primarily driven by the continued growth of Company operations, increase in our headcount, marketing and legal expense, and stock-based compensation. SG&A expense for the three months ended March 31, 2015 includes $1,743,327 of stock-based compensation, a non-cash expense. Our legal expenses have increased due to various matters that we are vigorously defending. The SG&A expenses include $205,500 and $205,500 of amortization expense of intangible assets acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by the Company with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) for the three months ended March 31, 2015 and 2014, respectively.

Research and development expenses - For the three months ended March 31, 2015 and 2014, the Company incurred research and development expenses of $323,145 and $151,021, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period. The increase for the three months ended March 31, 2015 over 2014 relates primarily to expansion of our laboratory facility, increase in headcount and related expenses. Research and development expense during the three months ended 2015 includes $12,667 of stock-based compensation, a non-cash expense.

Interest income/expense – Interest income was $37,041 and $0, respectively, for the three months ended March 31, 2015 and 2014. Interest expense was $0 for the three months ended March 31, 2015 and $615,344 for the three months ended March 31, 2014. Interest for the three months ended March 31, 2014 includes interest accrued under the Roen Ventures Note in the amount of $25,870 and $589,474 representing the amortization of the remaining debt discount at the date of conversion.

Gain/Loss on equity investment - For the three months ended March 31, 2015 and 2014, the Company recognized losses of $0 and $38,552, respectively, representing its pro rata share (24.97%) of the loss of KannaLife Sciences, Inc. (“KannaLife”). On June 2, 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife.

Liquidity and Capital Resources

A summary of our changes in cash flows for the three months ended March 31, 2015 and 2014 is provided below:

	For the three months ended March 31,
	2015	2014
Net cash flows provided by (used in):
Operating activities	$(2,582,851)	$(892,125)
Investing activities	419	38,005
Financing activities	2,520,000	6,982,631
Net (decrease) increase in cash	(62,432)	6,128,511
Cash, beginning of period	2,302,418	2,243,670
Cash, end of period	$2,239,986	$8,372,181

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

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 totaled $2,582,851 and $892,125, respectively. Cash used for prepayments of inventory and inventory purchases was approximately $923,583 for the three months ended March 31, 2015 compared to $704,782 for the three months ended March 31, 2014. Cash used to fund accounts receivable was $934,150 for the three months ended March 31, 2015 compared to $825,227 for the three months ended March 31, 2014. Cash used by accounts payable and accrued expenses was $13,569 for the three months ended March 31, 2015. Cash provided by accounts payable and accrued expenses was $22,658 for the three months ended March 31, 2014. Amortization of the debt discount totaled $0 for the three months ended March 31, 2015 compared to $589,474 for the three months ended March 31, 2014. Stock-based compensation totaled $1,755,994 for the three months ended March 31, 2015 while there was no stock-based compensation expense for the three months ended March 31, 2014. Depreciation and amortization totaled $249,725 for the three months ended March 31, 2015 compared to $217,306 for the three months ended March 31, 2014.

Investing Activities

Net cash provided by investing activities totaled $419 and $38,005 for the three months ended March 31, 2015 and 2014, respectively. The net cash used in investing activity for the three months ended March 31, 2015 consisted of $74,698 of property and equipment purchases and $75,117 of principal repayments on note receivable. The net cash provided by investing activity for the three months ended March 31, 2014 consisted of $9,295 of property and equipment purchases and $47,300 of principal repayments on note receivable.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 totaled $2,520,000 and $6,982,631, respectively. Cash flows provided by financing activities for the three months ended March 31, 2015 consisted of $2,520,000 in proceeds from the sale of common stock. Cash flows provided by financing activities for the three months ended March 31, 2014 primarily includes proceeds of $7,075,000 from the sale of common stock and proceed of $92,069 from the Roen Ventures, LLC loan.

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

The first contract is for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $6.2 million through October 2015. The second contract provides up to 1 million kilograms of raw product to the Company. There is approximately $1.6 million remaining to be paid under this second contract. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2015. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of March 31, 2015, as described below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs.  Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791.00.  The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero).  Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.”  Subsequent to the filing of the Complaint, six different individuals have filed a motion asking to be designated the lead plaintiff in the litigation.  The Court scheduled a hearing on August 14, 2014 to consider the motions for designation as lead plaintiff.  The other individuals seeking lead plaintiff designation are:  Wayne Chesner; Anamaria Schelling; Mark Williams; Otilda LaMont; Jane Ish and Steve Schuck.  After a hearing held on August 14, 2014, the Court took the matter under submission. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff and setting an initial pre-trial conference for June 25, 2015.  The Company has not yet answered the Complaint but management intends to vigorously defend the allegations.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price.  The Company has not been served with a complaint but intends to vigorously defend the case after service is made.

On August 11, 2014, we terminated the Non-Exclusive License and Distribution Agreement with HempMeds PX, LLC (the “HempMeds Agreement”). On or about August 13, 2014, HempMeds PX, LLC (“HempMeds”) demanded arbitration against us and recommended that the parties engage Private Trials in Las Vegas, Nevada to conduct the arbitration, denying that HempMeds was in breach of the HempMeds Agreement. On August 22, 2014, HempMeds filed a complaint in the Eighth Judicial District, Clark County, Nevada (the “Nevada Complaint”) against us for breach of the HempMeds Agreement, unjust enrichment, and interference with prospective business advantage, claiming that it had satisfied all of its obligations under the HempMeds Agreement and that we breached that agreement by terminating it without just cause.  Concurrently, HempMeds filed a Motion for Preliminary Injunction, asking the Court to reinstate the HempMeds Agreement, namely the provision that identified HempMeds as the exclusive on-line seller of certain products of the Company. The court denied HempMeds’ motion on October 3, 2014.  We have not yet answered the Nevada Complaint because the parties have agreed to arbitration and are attempting to resolve the issue of where the arbitration will be held.  We deny HempMeds’ claims and intend to vigorously defend the allegations and file appropriate counter-claims.  Since no discovery has been conducted, an estimate of the possible loss or recovery cannot be made at this time.

On September 11, 2014, we filed a complaint for trademark infringement against Kannaway, LLC, General Hemp, LLC and HDDC Holdings, LLC (collectively, “Defendants”) in the United States District Court, Southern District of California, Case No. 14-cv-2160-CAB-BLM, asserting that Defendants have infringed on CannaVest’s Cannabis Beauty® and Cannabis Beauty Defined trademarks.  CannaVest alleges, among other things, that defendant HDDC Holdings, LLC (“HDDC”) assigned its rights in the CANNABIS BEAUTY DEFINED® mark to CannaVest (the “HDDC Assignment”) which was promptly filed with the U.S. Patent and Trademark Office but, despite the foregoing, HDDC’s sister company, defendant Kannaway, LLC (“Kannaway”), is improperly using the trademark on personal care products in competition with CannaVest.  On February 20, 2015, Defendants filed a counterclaim against CannaVest, asserting that the HDDC Assignment was signed under “duress” and that HDDC licensed the mark to the other defendants for 50 years before it assigned the mark to CannaVest.  Lastly, Counterclaimants assert claims for unfair competition against CannaVest, although they do not identify the commercial activity giving rise to the claim.  We filed a Motion to Dismiss the counterclaim which will be heard on April 17, 2015.  On February 12, 2015, the Court granted our motion for preliminary injunction, enjoining defendants from using the Cannabis Beauty Defined trademark or any confusingly similar mark.  CannaVest has posting an undertaking for $1.2M to secure the preliminary injunction under FRCP 65(c).  Management intends to vigorously prosecute this complaint and defend the counterclaims.  Since no discovery has been conducted, an estimate of the possible recovery or loss cannot be made at this time.

On or about November 24, 2014, the Company received a subpoena from the Securities and Exchange Commission requesting certain documents and information. We fully cooperated with these requests. There has been no allegation of wrongdoing, and there has not been any indication that formal legal action will be pursued against the Company or its officers or directors. We are optimistic that no formal legal action will be initiated. However, there can be no assurances that our expectations will be met.

Item 1a. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2015, we commenced an offering whereby the Company intends to sell up to $24 million shares of its restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transaction not involve in a public offering pursuant to Rule 506(b) of Regulation D, as promulgated by the Securities and Exchange Commission under the Act.

As of March 31, 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000. Proceeds will primarily be used to finance working capital and further invest in Company infrastructure.

Item 3: DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

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
Dated May 15, 2015

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer
Dated May 15, 2015

