Form 10-Q
period 2015-06-30
CannaVEST Corp.
filed 2015-08-14
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2015
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

Commission File Number:   333-173215

CannaVest Corp.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	80-0944870 (I.R.S. Employer Identification No.)

2688 South Rainbow Boulevard, Suite B, Las Vegas, NV 89146

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 14, 2015, the issuer had 35,141,666 shares of issued and outstanding common stock, par value $0.0001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
Assets	(Unaudited)	(Audited)
Current assets
Cash (Note 2)	$1,811,686	$2,302,418
Accounts receivable, net (Note 2)	1,139,730	282,407
Notes receivable - current portion (Note 3)	1,444,473	1,508,468
Prepaid inventory	3,745,126	519,620
Inventory (Note 4)	9,899,106	11,666,251
Prepaid expenses and other current assets	533,870	527,104
Total current assets	18,573,991	16,806,268

Property & equipment, net (Note 2)	512,864	516,423
Intangibles, net (Note 6)	2,124,000	2,535,000
Goodwill	1,855,512	1,855,512
Note receivable - long term portion (Note 3)	–	26,705
Total other assets	4,492,376	4,933,640

Total assets	$23,066,367	$21,739,908

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$444,032	$546,387
Accrued expenses (Note 5)	198,947	118,206
Secured convertible promissory notes payable, net (Note 8)	769,645	–
Total current liabilities	1,412,624	664,593

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 35,141,666 and 33,419,166 shares issued and outstanding as of June 30,2015 and December 31, 2014, respectively	3,513	3,341
Additional paid-in capital	30,058,451	24,828,337
Accumulated deficit	(8,408,221)	(3,756,363)
Total stockholders' equity	21,653,743	21,075,315

Total liabilities and stockholders' equity	$23,066,367	$21,739,908

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Product sales, net	$2,413,886	$3,005,786	$5,127,938	$5,637,655
Cost of goods sold	1,055,026	1,209,970	2,138,108	2,230,973
Gross Profit	1,358,860	1,795,816	2,989,830	3,406,682

Operating Expenses:
Selling, general and administrative	2,920,852	1,507,423	6,911,027	2,431,789
Research and development	433,544	156,501	744,022	307,522
Total Operating Expenses	3,354,396	1,663,924	7,655,049	2,739,311

Operating (Loss) Income	(1,995,536)	131,892	(4,665,219)	667,371

Other income (expense):
Interest income	33,446	9,232	70,488	–
Interest expense	(16,124)	–	(16,124)	(606,112)
Allocated losses on KannaLife Sciences investment	–	–	–	(38,552)
Gain on sale of equity investment	–	7,899,306	–	7,899,306
Total Other Income (Expense)	17,322	7,908,538	54,364	7,254,642

(Loss) income before taxes	(1,978,214)	8,040,430	(4,610,855)	7,922,013
Provision for income taxes	24,854	–	41,003	–
Net (Loss) Income	$(2,003,068)	$8,040,430	$(4,651,858)	$7,922,013

(Loss) income per share	$(0.06)	$0.24	$(0.13)	$0.27
Weighted average number of shares - basic & diluted	34,973,630	33,350,273	34,582,638	29,866,312

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2015

UNAUDITED

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2014	33,419,166	$3,341	$24,828,337	$(3,756,363)	$21,075,315
Shares issued for cash (net of expenses)	1,260,000	126	2,519,874	–	2,520,000
Shares issued pursuant to underwriting services	30,000	3	87,597	–	87,600
Shares issued pursuant to professional services	157,500	16	278,384	–	278,400
Stock-based compensation	275,000	27	2,344,259	–	2,344,286
Net loss	–	–	–	(4,651,858)	(4,651,858)
Balance - June 30, 2015	35,141,666	$3,513	$30,058,451	$(8,408,221)	$21,653,743

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six months ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(4,651,858)	$7,922,013
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	504,543	444,658
Amortization of debt discount	15,669	589,474
Stock issued pursuant to employment agreement	–	35,075
Stock-based compensation	2,344,286	–
Stock issued for services	366,000	–
Loss on equity investment	–	38,552
Gain on sale of equity investment	–	(7,899,306)
Interest accrued on notes receivable	(60,822)	–
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,767)	38,215
Prepaid inventory	(3,225,506)	(1,019,029)
Inventory	1,767,145	(1,399,166)
Accounts receivable	(857,323)	(513,051)
Accounts payable and accrued expenses	(21,614)	729,507
Net cash used in operating activities	(3,826,247)	(1,033,058)

INVESTING ACTIVITIES
Purchase of equipment	(89,983)	(213,859)
Repayment of principal on notes receivable	151,522	118,658
Net cash provided by (used in) investing activities	61,539	(95,201)

FINANCING ACTIVITIES
Common stock issued for cash	2,520,000	8,247,500
Proceeds from convertible debt	1,020,000	–
Convertible debt issuance costs	(266,024)	–
Payment of loan from Roen Ventures	–	(92,069)
Repayment of related party loan	–	(300)
Net cash provided by financing activities	3,273,976	8,155,131

Net (decrease) increase in cash	(490,732)	7,026,872
Cash, beginning of period	2,302,418	2,243,670
Cash, end of period	$1,811,686	$9,270,542

Supplemental disclosure of non-cash transactions:
Conversion of accounts receivable to notes receivable	$–	$6,000,000
Conversion of line of credit to common stock	–	(600,000)
Common stock to be issued	–	(175,000)
Common stock received in exchange for sale of investment	–	8,300,000

Supplemental cash flow disclosures:
Interest paid	$1,289	$187,453
Taxes paid	24,854	44,766

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

Basis of Presentation – The accompanying unaudited condensed consolidated interim financial statements include the accounts of CannaVest Corp. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC, Plus CBD, LLC and CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations on January 29, 2013.

The unaudited consolidated condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 31, 2015. The results for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Use of Estimates - The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the amortization lives of intangible assets, inputs used for valuing stock-based compensation and the allowance for doubtful accounts. It is at least reasonably possible that a change in the estimates will occur in the near term.

Reportable Segment - The Company’s internal reporting is organized into three channels: CBD products, laboratory services and hemp farming activities. These channels qualify as individual operating segments and are aggregated and viewed as one reportable segment due to their similar economic characteristics, products, production, distribution processes and regulatory environment.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Concentrations of Credit Risk - As of June 30, 2015, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $1,538,032 at June 30, 2015.

At June 30, 2015 the Company had a $1,200,000 note receivable related to a single customer, MediJane Holdings, Inc. In addition, two customers represented 82.4% of our accounts receivable balance at June 30, 2015. Sales from two customers accounted for 34.8% of total sales for the six months ended June 30, 2015.

Accounts Receivable – Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company grants credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable are unsecured and no interest is charged on past due accounts. In most cases, accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of June 30, 2015 and December 31, 2014, the Company had recorded an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

Revenue Recognition - The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to customers and the rights of ownership have transferred from the Company to the customer.

Shipping and Handling – Shipping and handling costs totaled $17,102 and $123,823 for the three and six months ended June 30, 2015, respectively, and are recorded in selling, general and administrative expense. There were no shipping and handling expenses incurred for the three and six months ended June 30, 2014.

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

There was no allowance for customer returns at June 30, 2015 or December 31, 2014 due to insignificant return amounts experienced during the six months ended June 30, 2015 and the year ended December 31, 2014.

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

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of June 30, 2015 or December 31, 2014. Amounts paid to suppliers in advance for inventory is classified as prepaid inventory. Once the Company has assumed ownership, the cost of prepaid inventory is reclassified to inventory. As of June 30, 2015, the Company had $2,481,624 of inventory in Dusseldorf, Germany.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to five years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the fourth quarter of each fiscal year for impairment, or more often if indicators warrant. During the three and six months ended June 30, 2015 and 2014 there were no impairments.

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

Debt Issuance Costs – Debt issuance costs have been capitalized recorded as a discount to secured convertible promissory notes payable and are being amortized as additional to interest expense using the interest method over the expected terms of the related debt agreements.

Loss per Share - The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 6,749,444 stock options outstanding that are anti-dilutive at June 30, 2015. The Company had no outstanding stock options at June 30, 2014.

Research and Development Expense - Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of June 30, 2015 and December 31, 2014 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2011.

Recent Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. In August 2015, the FASB updated the effective date of ASU 2014-09 for the Company to annual reporting periods beginning after December 15, 2017. Early application as of the original effective date of ASU 2014-09 (January 1, 2017) is permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires companies to present debt issuance costs as a direct deduction from the carrying value of the related debt liability. ASU 2015-03 will be effective for fiscal years starting after December 15, 2015, including any interim periods within those years, however, early implementation is permitted. The Company has implemented this standard for the quarter ended June 30, 2015.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

3.	NOTES RECEIVABLE

Notes receivable at June 30, 2015 and December 31, 2014 are comprised of the following:

	June 30, 2015	December 31, 2014

Dixie Botanicals note and accrued interest	$183,651	$335,173
MediJane Holdings note and accrued interest	1,260,822	1,200,000
	1,444,473	1,535,173

Less current portion	1,444,473	1,508,468
Long-term portion	$–	$26,705

The Dixie Botanicals note relates to an accounts receivable balance that was due on December 31, 2013. On January 10, 2014, Medical Marijuana, Inc. (“MJNA”) agreed to assume $725,000 of the accounts receivable and wrote-off $11,496. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 is subject to a promissory note between the parties, whereby MJNA will make monthly payments including interest at 7% per annum over a two year period. The note is secured by MJNA’s ownership share of the Company, owned indirectly by MJNA through MJNA’s subsidiary PhytoSPHERE Systems, LLC, valued at two times the principal amount of the note as collateral.

The MediJane Holdings (“MJMD”) note relates to the sale of Company products in exchange for a convertible promissory note in the amount of $1,200,000. The full amount of $1,200,000 was due on June 23, 2015 along with accrued interest at 10%. The Company is in discussions with MJMD regarding a repayment of this note in connection with a refinancing of MJMD with parties unrelated to us. The Company has the option to convert the full amount of the note, along with accrued interest into shares of common stock of MJMD.

4.	INVENTORY

Inventory at June 30, 2015 and December 31, 2014 is comprised of the following:

	June 30, 2015	December 31, 2014

Raw materials	$9,254,596	$11,209,119
Finished goods	644,510	457,132
	$9,899,106	$11,666,251

5.	ACCRUED EXPENSES

Accrued expenses at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014

Accrued payroll expenses	$164,231	$68,920
Other accrued liabilities	34,716	49,286
	$198,947	$118,206

6.	INTANGIBLE ASSETS, NET

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

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

	Original Fair Market Value	Accumulated Amortization	Net
Balance - June 30, 2015:
Vendor relationships	$1,170,000	$565,500	$604,500
Trade name	230,000	111,167	118,833
Noncompete agreement	2,710,000	1,309,333	1,400,667
	$4,110,000	$1,986,000	$2,124,000

Balance - December 31, 2014:
Vendor relationships	$1,170,000	$448,000	$722,000
Trade name	230,000	88,167	141,833
Noncompete agreement	2,710,000	1,038,833	1,671,167
	$4,110,000	$1,575,000	$2,535,000

Amortization expense for the three months ended June 30, 2015 and 2014 totaled $205,500 and $205,500, respectively, and totaled $411,000 and $411,000 for the six months ended June 30, 2015 and 2014, respectively.

7.	RELATED PARTIES

For the three and six months ended June 30, 2015 and 2014, the Company recognized sales to the following related parties:

		Three months ended June 30,		Six months ended June 30,
Party	Relationship	2015	2014	2015	2014

HempMeds PX	80% owned by MJNA	$–	$2,510,066	$–	$5,388,179
		$–	$2,510,066	$–	$5,388,179

		0.0%	83.5%	0.0%	95.6%

During 2014, the Company discontinued sales to HempMeds PX (Note 12).

During the three and six months ended June 30, 2015, the Company paid $1,434,050 and $2,976,463, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. During the three and six months ended June 30, 2014, the Company paid $1,662,717 and $2,737,624, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

8.	SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

On May 19, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with an investment group (collectively, the “Investor”) pursuant to which the Investor committed to lend to the Company up to $6,500,000, deliverable in five tranches (the “Financing”). The Company’s obligations under the Financing are secured by substantially all of the Company’s assets. On the Closing Date, the Company issued to the Investor a 10% Senior Secured Promissory Note (the “Initial Note”) in the principal amount of $510,000, in exchange for payment by the Investor of the total sum of $500,000. The principal sum of the Initial Note reflects the amount invested, plus a 2% Original Issue Discount (“OID”). On June 12, 2015, the Company issued to the Investor a promissory note for the second tranche of the Financing in the principal amount of $510,000, in exchange for payment by the Investor of the total sum of $500,000 (“Note 2”). The principal sum of Note 2 reflects the amount invested, plus a 2% OID. In connection with the Financing, the Company incurred debt issuance costs of $266,024, which will be amortized over the Financing term. Debt issuance costs of $15,669 were amortized to interest expense during the three months ended June 30, 2015.

The Company’s outstanding borrowings under the SPA as of June 30, 2015 were as follows:

	June 30, 2015
	Maturity	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1	May 18, 2016	$510,000	10%
Tranche 2	June 12, 2016	510,000	10%
Total borrowings		1,020,000
Unamortized debt issuance costs		(250,355)
Net carrying amount of debt		769,645
Less current portion		769,645
Long-term borrowings - net of current portion		$–

On July 24, 2015, the Company issued to the Investor a promissory note for the third tranche in the principal amount of $510,000, in exchange for payment by the Investor of the total sum of $500,000 (“Note 3”). The principal sum of Note 3 reflects the amount invested, plus a 2% OID.

In connection with the Financing, and in addition to the SPA and the Initial Note, on the Closing Date, the Company and Investor entered into a Security Agreement, an Intellectual Property Security Agreement and a Registration Rights Agreement, and each of our subsidiary companies entered into a Subsidiary Guarantee (the “Transaction Documents”).

Pursuant to the Financing, and provided we are not in default under the terms of any of the Transaction Documents, the Investor will provide three additional funding tranches in exchange for delivery of additional 10% Senior Secured Convertible Promissory Notes (each, a “Note” and together with the Initial Note, Note 2 and Note 3, the “Notes”), as follows:

Tranche 4 - $500,000, in the discretion of the Investor, within 25 days of the filing of the Company’s Registration Statement on Form S-1 (the “Registration Statement”) with the SEC; which Registration Statement was originally filed on July 20, 2015.

Tranche 5 - $2,250,000, upon the SEC declaring the Registration Statement effective.

Tranche 6 - $2,250,000, three days after the funding of the Tranche 5 funding.

The principal amount of each Note shall include an OID of 2% and the Company shall pay interest on the aggregate unconverted and then outstanding principal amount, at the rate of 10% per annum, half of which interest amount is guaranteed.

The Notes mature in 12 months, and are convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the lowest Volume Weighted Average Price (“VWAP”) in the 15 trading days prior to the Closing Date (the “Fixed Conversion Price”). Amortization payments under the Notes commence on the five-month anniversary of the issuance of a Note, and 1/15th of the principal amount and accrued interest are payable in bi-weekly installments until the maturity of such Note. The Company may choose in its discretion to make amortization payments under the Notes in common stock, at a conversion price equal to the lower of (a) 70% of the VWAP for the 15 consecutive trading days prior to conversion, or (b) the Fixed Conversion Price (the lower of (a) and (b), the “Amortization Conversion Price”); provided, that if the average daily dollar volume of the Company’s common stock for the previous 20 days prior to payment is less than $50,000, then the conversion price shall be equal to 60% of the lowest traded price in the 30 days prior to conversion. The Company may only make amortization payment in common stock, in lieu of cash, if no event of default has occurred under the Notes and it meets certain financial and non-financial covenants as defined in the Transaction Documents. As of June 30, 2015, the Company was in compliance with such covenants. The Company is evaluating the applicability of recording a beneficial conversion expense in connection with the Financing.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of June 30, 2015 and December 31, 2014, the Company had 35,141,166 and 33,419,166 shares of common stock issued and outstanding, respectively.

On January 28, 2015, we commenced an offering whereby the Company intends to sell up to 12 million shares of its restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirements of the Act in transactions not involved in a public offering pursuant to Rule 506(b) of Regulation D, as promulgated by the SEC under the Act. As of June 30, 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000. On January 2, 2015, 250,000 shares of the Company’s common stock were issued at a price of $2.36 per share, the Company’s closing price for common stock on the previous trading day, for a total consideration of $590,000, for compensation to an officer of the Company. In addition, on March 10, 2015, the Company issued 30,000 shares of common stock at a price of $2.92 per share, the Company’s closing price for common stock on such date, for a total consideration of $87,600, in connection with retaining an investment bank to assist in capital raising efforts. On May 4, 2015, the Company issued 125,000 shares of common stock at a price of $1.91 per share, the Company’s closing price for common stock on the previous trading day, for total consideration of $238,750, in connection with services provided by two individuals affiliated with a distribution vendor located in Europe. On June 23, 2015, the Company issued 25,000 and 32,500 shares of common stock at a price of $1.22 per share, for a total consideration of $30,500 and $39,650, respectively, to a member of the Company’s Board of Directors for services provided, and to a company assisting us with investor relations, respectively.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of June 30, 2015 and December 31, 2014 there was no preferred stock issued and outstanding.

Options/Warrants

On July 23, 2014, Company stockholders approved the Amended and Restated Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. This plan serves as the successor to the 2013 Equity Incentive Plan (Note 10).

10.	STOCK-BASED COMPENSATION

On July 23, 2014, Company stockholders approved the Amended 2013 Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. Under the Amended 2013 Plan, the Company may grant up to 10,000,000 shares of new stock. As of June 30, 2015, the Company had approximately 3,250,556 of authorized unissued shares reserved and available for issuance.

The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted stock and restricted stock units are issued at a value not less than the fair market value of the common stock on the date of the grant. Generally, stock options awarded are vested in equal increments ranging from two to four years on the annual anniversary date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock option activity for the Amended 2013 Plan during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2014	6,470,000	$2.70
Granted	370,000	$1.66
Exercised	–	–
Forfeited	(90,556)	$2.82
Expired	–	–
Outstanding - June 30, 2015	6,749,444	$2.64	9.42	$–

Total exercisable - June 30, 2015	4,178,991	$2.67	9.42	$–
Total unvested - June 30, 2015	2,570,453	$2.59	9.41	$–
Total vested or expected to vest - June 30, 2015	6,749,444	$2.64	9.42	$–

The following table summarizes unvested stock options as of June 30, 2015:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date

Unvested stock options - December 31, 2014	3,421,131	$2.31
Granted	370,000	1.35
Vested	(1,130,122)	2.28
Forfeited	(90,556)	2.50
Unvested stock options - June 30, 2015	2,570,453	$2.20

The Company recognized expenses of $557,792 and $1,723,786 relating to stock options issued to employees, non-employees, officers, and directors during the three and six months ended June 30, 2015, respectively. The Company recognized expenses of $308,900 and $898,900 relating to common stock issued to employees, non-employees, officers, and directors during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, stock-based compensation of $857,846 and $2,601,173, was expensed to selling, general and administration, respectively. For the three and six months ended June 30, 2015, stock-based compensation of $8,846 and $21,513, was expensed to research and development, respectively. As of June 30, 2015, total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees, officers, and directors was $5,096,320, which is expected to be recognized over a weighted-average period of 2.14 years. There was no stock-based compensation expense for the three and six months ended June 30, 2014.

11.	COMMITMENTS AND CONTINGENCIES

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

The Company incurred rent expense of $96,613 and $171,105 for the three and six months ended June 30, 2015, respectively. The Company incurred rent expense of $80,571 and $128,662 for the three and six months ended June 30, 2014, respectively.

The Company is a party to a contract for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $1.0 million through October 2015. The Company is party to a second purchasing contract to provide up to 1 million kilograms of raw product to the Company. There is approximately $1.2 million remaining to be paid under this second contract through December 31, 2015. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck has indicated that he intends to file a “consolidated amended complaint.” The court has ordered that filing to be made on or before August 24, 2015. The Company has not yet been served with the consolidated amended complaint but management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York discussed above – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015. Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Management intends to vigorously defend the allegations. Since no discovery has been conducted, an estimate of the possible loss or recovery cannot be made at this time.

12.	SUBSEQUENT EVENTS

As reported in the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2015, on July 14, 2015, and upon approval of the Board of Directors of the Company, the Company entered into a Settlement Agreement with Medical Marijuana, Inc., HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”) to settle multiple litigation matters between the Company and certain of the MJNA Parties. In particular, the Settlement Agreement provides for the dismissal with prejudice of all claims and counterclaims alleged in litigation previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, which includes the matter pending in the Eighth Judicial Court, Clark County, Nevada (Case No. A-1706024-B), and related arbitration proceedings, the matter pending in the United States District Court, Southern District of California related to certain trademark and intellectual property claims (Case No. 14-CV-2160-CAB-BLM), and another matter pending in the United States District Court, Southern District of California related to intellectual property claims (Case No. 15-CV-1179-JAH-JLB).

Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000, bearing interest at the rate of 6% per annum, payable in six equal monthly installments of $101,757 commencing August 15, 2015. The promissory note is secured by shares of the Company’s common stock held by the MJNA Parties. Also pursuant to the Settlement Agreement, the MJNA Parties assigned and transferred to the Company certain domain names previously owned by the MJNA Parties related to the Company’s products, and the Company assigned and transferred to Medical Marijuana, Inc. all of the Company’s right, title and interest in and to certain trademarks bearing the name Real Scientific Hemp Oil™, RSHO™, Cannabis Beauty™ and Cannabis Beauty Defined™.

As reported in the Current Report on Form 8-K filed by the Company with the SEC on July 20, 2015, on July 16, 2015, the Company entered into a Standstill Agreement with Medical Marijuana, Inc., Hemp Deposit and Distribution Corporation, HDDC Holdings, LLC, Michael Llamas, James J. Mahoney (“Mahoney”), Stuart Titus and Cross & Company (“Cross & Company”) (collectively, the “Standstill Parties”), pursuant to which, among other things, the Standstill Parties agreed to certain standstill, voting and other obligations and commitments with respect to their ownership of an aggregate of 7,575,836 shares of the Company’s common stock (the “Stock”). The Standstill Agreement arises out of the assignment and transfer by Roen Ventures, LLC of the Stock to Mahoney and Cross & Company on July 15, 2015 in satisfaction of certain defaulted debt obligations of Roen Ventures, LLC. Roen Venture, LLC is owned by Mercia Holdings, LLC and Mai Dun Limited, LLC, entities that are wholly-owned and controlled by Bart P. Mackay, one of the Company’s directors.

Under the terms of the Standstill Agreement, the Standstill Parties agreed that, until the earlier of (i) six (6) years and one (1) day after the Company’s 2014 Annual Meeting of Stockholders, or (ii) the time the ownership of the Standstill Parties on an aggregate basis decreases below 5.00% of the outstanding shares of the Company (the “Term”), none of the Standstill Parties nor any of its affiliates and associates (as defined under Rule 12b-2 of the Exchange Act) will, among other things and subject to certain exceptions: (a) participate in any solicitation of proxies with respect to the voting of the Company’s securities; (b) form or join a voting “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1933, as amended; (c) seek the removal of any member of the Board of Directors of the Company; and/or (d) propose a director or slate of directors in opposition to a nominee or slate of nominees proposed by management or the Board of Directors of the Company. In addition, during the Term, each of the Standstill Parties agreed to vote all shares of the Stock owned by them (i) in favor of the nominees for election or reelection as a director of the Company selected by the Board of Directors and otherwise support such director candidates, and (ii) in accordance with the recommendation of the Company’s Board of Directors with respect to any other proposal submitted by any stockholder of the Company. Notwithstanding the foregoing, the Standstill Parties reserve the right to vote the Stock either for or against any recommendation of the Board of Directors relating to (A) the sale or other conveyance of all or substantially all of the Company’s assets, (B) the acquisition of the Company, (C) any “go-private” transaction or similar arrangement that would cause the de-listing of the Company’s stock, and (D) matters relating to the bankruptcy or insolvency of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the interim period ended June 30, 2015, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We expect that we will need to raise approximately $10 million in the next 12 months to fund our business and have begun raising funds under a private placement. Given the small size of our company and the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances they will be available to us. If we are unable to access capital as necessary, our ability to generate revenues and to continue as a going concern will be in jeopardy.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2015 and 2014 and is detailed below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(2,003,068)	$8,040,430	$(4,651,858)	$7,922,013
Interest income	(33,446)	(9,232)	(70,488)	–
Interest expense	16,124	–	16,124	606,112
Amortization of purchased intangible assets	205,500	205,500	411,000	411,000
Depreciation of property & equipment	49,318	21,762	93,543	33,658
EBITDA	(1,765,572)	8,258,460	(4,201,679)	8,972,783

EBITDA Adjustments:
Stock-based compensation expense (1)	866,692	–	2,622,686	–
KannaLife Sciences disposition related revenues (2)	–	(7,899,306)		(7,899,306)
Allocated loss on KannaLife Sciences equity investment (3)	–	–	–	38,552
Total EBITDA Adjustments	866,692	(7,899,306)	2,622,686	(7,860,754)

Adjusted EBITDA	$(898,880)	$359,154	$(1,578,993)	$1,112,029

__________________

(1)	Represents stock-based compensation expense related to stock options and stock grants awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.
(2)	Represents non-cash revenues related to sale of KannaLife Sciences, Inc. equity investment.
(3)	Represents allocated losses related to KannaLife Sciences, Inc. investment.

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

Results of Operations

Three and six months ended June 30, 2015 and 2014

Revenues and gross profit - We had sales of $2,413,886 and gross profit of $1,358,860 representing a gross profit percentage of 56.2% for the three months ended June 30, 2015 versus sales of $3,005,786 and gross profit of $1,795,816 representing a gross profit percentage of 59.7% for the three months ended June 30, 2014. The sales decrease for the three months ended June 30, 2015 is the result of the Company’s continued transition from a sales model focused on a single exclusive distributor in 2014, to a diversified, branded product-based, non-exclusive distribution model.

For the six months ended June 30, 2015 we had sales of $5,127,938 and gross profit of $2,989,830 representing a gross profit percentage of 58.3% versus sales of $5,637,655 and gross profit of $3,406,682 representing a gross profit percentage of 60.4% for the six months ended June 30, 2014. The sales decrease for the six months ended June 30, 2015 is the result of the Company’s continued transition from a sales model focused on a single exclusive distributor in 2014, to a diversified, branded product-based, non-exclusive distribution model.

Selling, general and administrative expenses - For the three months ended June 30, 2015, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $2,920,852 compared with $1,507,423 for the three months ended June 30, 2014. This increase is primarily driven by the continued growth of Company operations, increase in our headcount, marketing and legal expense, and stock-based compensation. SG&A expense for the three months ended June 30, 2015 includes $857,946 of stock-based compensation, a non-cash expense. Our legal expenses have increased significantly due to various litigation matters, several of which were settled in July 2015. The SG&A expenses include $205,500 and $205,500 of amortization expense of intangible assets acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by the Company with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) for the three months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $6,911,027 compared with $2,431,789 for the six months ended June 30, 2014. This increase is primarily driven by the continued growth of Company operations, increase in our headcount, marketing and legal expense, and stock-based compensation. SG&A expense for the six months ended June 30, 2015 includes $2,601,173 of stock-based compensation, a non-cash expense. Our legal expenses have increased due to various matters that we are vigorously defending, several of which settled in July 2015, as further described in the notes to our consolidated financial statements. The SG&A expenses include $411,000 and $411,000 of amortization expense of intangible assets acquired through the PhytoSPHERE Agreement entered into by the Company with PhytoSPHERE for the six months ended June 30, 2015 and 2014, respectively.

Research and development expenses - For the three months ended June 30, 2015 and 2014, the Company incurred research and development expenses of $433,544 and $156,501, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period. The increase for the three months ended June 30, 2015 over 2014 relates primarily to expansion of our laboratory facility, increase in headcount and related expenses. Research and development expense during the three months ended 2015 includes $8,846 of stock-based compensation, a non-cash expense.

For the six months ended June 30, 2015 and 2014, the Company incurred research and development expenses of $744,022 and $307,522, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period. The increase for the six months ended June 30, 2015 over 2014 relates primarily to expansion of our laboratory facility, increase in headcount and related expenses. Research and development expense during the six months ended 2015 includes $21,513 of stock-based compensation, a non-cash expense.

Interest income/expense – Interest income was $33,446 and $9,232, respectively, for the three months ended June 30, 2015 and 2014. Interest expense was $16,124 for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2014.

Interest income was $70,488 and $0, respectively, for the six months ended June 30, 2015 and 2014. Interest expense was $16,124 for the six months ended June 30, 2015 and $606,112 for the six months ended June 30, 2014. Interest for the six months ended June 30, 2014 includes interest accrued under that certain Promissory Note issued by the Company to Roen Ventures, LLC, a Nevada limited liability company, in the amount of $589,474 representing the amortization of the remaining debt discount at the date of conversion.

Gain/Loss on equity investment - For the three months ended June 30, 2015 and 2014, the Company recognized losses of $0 and $38,552, respectively, representing its pro rata share (24.97%) of the loss of KannaLife Sciences, Inc. (“KannaLife”). For the six months ended June 30, 2015 and 2014, the Company recognized losses of $0 and $38,552, respectively, representing its pro rata share of KannaLife. On June 2, 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife, resulting in a gain of $7,899,306 for each of the three and six months ended June 30, 2014.

Liquidity and Capital Resources

A summary of our changes in cash flows for the six months ended June 30, 2015 and 2014 is provided below:

	Six months ended June 30,
	2015	2014
Net cash flows provided by (used in):
Operating activities	$(3,826,247)	$(1,033,058)
Investing activities	61,539	(95,201)
Financing activities	3,273,976	8,155,131
Net (decrease) increase in cash	(490,732)	7,026,872
Cash, beginning of period	2,302,418	2,243,670
Cash, end of period	$1,811,686	$9,270,542

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

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 totaled $3,826,247 and $1,033,058, respectively. Cash used for prepayments of inventory and inventory purchases was approximately $1,458,361 for the six months ended June 30, 2015 compared to $2,418,195 for the six months ended June 30, 2014. Cash used to fund accounts receivable was $857,323 for the six months ended June 30, 2015 compared to $513,051 for the six months ended June 30, 2014. Cash used by accounts payable and accrued expenses was $21,614 for the six months ended June 30, 2015. Cash provided by accounts payable and accrued expenses was $729,507 for the six months ended June 30, 2014. Amortization of the debt discount totaled $15,669 for the six months ended June 30, 2015 compared to $589,474 for the six months ended June 30, 2014. Stock-based compensation totaled $2,622,686 for the six months ended June 30, 2015 while there was no stock-based compensation expense for the six months ended June 30, 2014. Depreciation and amortization totaled $504,543 for the six months ended June 30, 2015 compared to $444,658 for the six months ended June 30, 2014.

Investing Activities

Net cash provided by investing activities totaled $61,539 for the six months ended June 30, 2015 and net cash used by investing activities totaled $95,201 for the six months ended June 30, 2014. The net cash used in investing activities for the six months ended June 30, 2015 consisted of $89,983 of property and equipment purchases and $151,522 of principal repayments on notes receivable. The net cash provided by investing activities for the six months ended June 30, 2014 consisted of $213,859 of property and equipment purchases and $118,658 of principal repayments on note receivable.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 totaled $3,273,976 and $8,155,131, respectively. Cash flows provided by financing activities for the six months ended June 30, 2015 consisted of $2,520,000 in proceeds from the sale of common stock, and $1,020,000 in proceeds from the issuance of convertible debt. The convertible debt proceeds resulted in debt issuance costs of $266,024, which will be amortized over the term of the debt. Cash flows provided by financing activities for the six months ended June 30, 2014 primarily includes proceeds of $8,247,500.

On May 19, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with an investment group (collectively, the “Investor”) pursuant to which the Investor committed to lend to the Company up to $6,500,000, deliverable in five tranches (the “Financing”). The Company’s obligations under the Financing are secured by substantially all of the Company’s assets. On the Closing Date, the Company issued to the Investor a 10% Senior Secured Promissory Note (the “Initial Note”) in the principal amount of $510,000, in exchange for payment by the Investor of the total sum of $500,000. The principal sum of the Initial Note reflects the amount invested, plus a 2% Original Issue Discount (“OID”). On June 12, 2015, the Company issued to the Investor a promissory note for the second tranche in the Financing in the principal amount of $510,000, in exchange for payment by the Investor of the total sum of $500,000 (“Note 2”). The principal sum of Note 2 reflects the amount invested, plus a 2% OID. In connection with the Financing, the Company incurred debt issuance costs of $266,024, which will be amortized over the Financing term. Debt issuance costs of $15,669 were amortized to interest expense during the three months ended June 30, 2015.

On July 24, 2015, the Company issued to the Investor a promissory note for the third tranche in the principal amount of $510,000, in exchange for payment by the Investor of the total sum of $500,000 (“Note 3”). The principal sum of Note 3 reflects the amount invested, plus a 2% OID.

In connection with the Financing, and in addition to the SPA and the Initial Note, on the Closing Date, the Company and Investor entered into a Security Agreement, an Intellectual Property Security Agreement and a Registration Rights Agreement, and each of our subsidiary companies entered into a Subsidiary Guarantee (the “Transaction Documents”).

Pursuant to the Financing, and provided we are not in default under the terms of any of the Transaction Documents, the Investor will provide three additional funding tranches in exchange for delivery of additional 10% Senior Secured Convertible Promissory Notes (each, a “Note” and together with the Initial Note, Note 2 and Note 3, the “Notes”), as follows:

Tranche 4 - $500,000, in the discretion of the Investor, within 25 days of the filing of the Company’s Registration Statement on Form S-1 (the “Registration Statement”) with the SEC, ; which Registration Statement was originally filed on July 20, 2015.

Tranche 5 - $2,250,000, upon the SEC declaring the Company’s Registration Statement effective.

Tranche 6 - $2,250,000, three days after the funding of the Tranche 5 funding.

The principal amount of each Note shall include an OID of 2% and the Company shall pay interest on the aggregate unconverted and then outstanding principal amount, at the rate of 10% per annum, half of which interest amount is guaranteed.

The Notes mature in 12 months, and are convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the lowest Volume Weighted Average Price (“VWAP”) in the 15 trading days prior to the Closing Date (the “Fixed Conversion Price”). Amortization payments under the Notes commence on the five-month anniversary of the issuance of a Note, and 1/15th of the principal amount and accrued interest are payable in bi-weekly installments until the maturity of such Note. The Company may choose in its discretion to make amortization payments under the Notes in common stock, at a conversion price equal to the lower of (a) 70% of the VWAP for the 15 consecutive trading days prior to conversion, or (b) the Fixed Conversion Price (the lower of (a) and (b), the “Amortization Conversion Price”); provided, that if the average daily dollar volume of the Company’s common stock for the previous 20 days prior to payment is less than $50,000, then the conversion price shall be equal to 60% of the lowest traded price in the 30 days prior to conversion. The Company may only make amortization payment in common stock, in lieu of cash, if no event of default has occurred under the Notes and it meets certain financial and non-financial covenants as defined in the Transaction Documents. As of June 30, 2015, the Company was in compliance with such covenants. For further information regarding the terms of the Transaction Documents, reference is made to such Transaction Documents, forms of which are filed as Exhibits 10.1 – 10.6 to this Quarterly Report on Form 10-Q.

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

The first contract is for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through August 31, 2015. The total amount left to be paid under this contract is approximately $1.0 million through October 2015. The second contract provides up to 1 million kilograms of raw product to the Company. There is approximately $1.2 million remaining to be paid under this second contract. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2015. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of June 30, 2015, including the following:

i) The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii) The Company does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the Company’s management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii) The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv) As stated above, the Company has not yet adopted the 2013 version of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck has indicated that he intends to file a “consolidated amended complaint.” The court has ordered that filing to be made on or before August 24, 2015. The Company has not yet been served with the consolidated amended complaint but management intends to vigorously defend the allegations.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015. Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Management intends to vigorously defend the allegations.

Item 1a. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2015, we commenced an offering whereby the Company intends to sell up to $24 million shares of its restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transactions not involved in a public offering pursuant to Rule 506(b) of Regulation D, as Promulgated by the Securities and Exchange Commission under the Act.

As of June 30, 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000. Proceeds will primarily be used to finance working capital and further invest in Company infrastructure.

Item 3: DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

The Board of Directors of the Company has established October 9, 2015 as the date of the Company’s 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”) and August 14, 2015 as the record date for determining stockholders entitled to notice of, and to vote at, the 2015 Annual Meeting. Because the date of the 2015 Annual Meeting has changed by more than 30 days from the date of the Company’s 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting”), stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2015 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, must ensure that such proposal is received by the Company’s Secretary at CannaVEST Corp., 2688 South Rainbow Avenue, Suite B, Las Vegas, Nevada 89146, Attn: Secretary on or before the close of business on August 19, 2015, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials as the Company will be sending its proxy materials in accordance with the “notice and access” model pursuant to Rule 14a-16 under the Exchange Act.  Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2015 Annual Meeting. The August 19, 2015 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) of the Exchange Act.

The Company had previously disclosed in its Schedule 14A filed with the SEC on July 2, 2014 in connection with the 2014 Annual Meeting that stockholders’ proposals were required to be received by the Company no later than March 5, 2015 in connection with the 2015 Annual Meeting and the Company did not receive any such proposals by such deadline.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
4.1 (2)	CannaVEST Corp. Specimen Stock Certificate
10.1 (4)	Form of Securities Purchase Agreement, dated May 19, 2015, by and between the Company and institutional accredited investor
10.2 (4)	Form of 10% Senior Secured Convertible Promissory Note, issued the Company on May 19, 2015 to institutional accredited investor.
10.3 (4)	Form of Registration Rights Agreement, dated May 19, 2015, by and between the Company and institutional accredited investor.
10.4 (4)	Form of Security Agreement, dated May 19, 2015, by and among the Company and each of its subsidiary companies and institutional accredited investor.
10.5 (4)	Form of Intellectual Property Security Agreement, dated May 19, 2015, by and between the Company and institutional accredited investor, as collateral agent.
10.6 (4)	Form of Subsidiary Guarantee, dated May 19, 2015, delivered to Investor by the Company and each of its subsidiary companies
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on November 30, 2012.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 21, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CANNAVEST CORP. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer
Dated August 14, 2015

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer
Dated August 14, 2015

