Form 10-Q
period 2015-09-30
CannaVEST Corp.
filed 2015-11-16
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2015

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

Commission File Number: 333-173215

CannaVest Corp.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	80-0944870 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 16, 2015, the issuer had 35,210,159 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CANNAVEST CORP.

FORM 10-Q

PART II – OTHER INFORMATION

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash (Note 2)	$1,126,845	$2,302,418
Accounts receivable, net (Note 2)	925,537	282,407
Notes receivable - current portion (Note 3)	3,321,873	1,508,468
Prepaid inventory	5,849,264	519,620
Inventory (Note 4)	8,531,502	11,666,251
Prepaid expenses and other current assets	401,537	527,104
Total current assets	20,156,558	16,806,268

Property & equipment, net (Note 2)	465,186	516,423
Intangibles, net (Note 6)	1,918,500	2,535,000
Goodwill (Note 2)	1,855,512	1,855,512
Note receivable - long term portion (Note 3)	171,276	26,705
Total other assets	4,410,474	4,933,640

Total assets	$24,567,032	$21,739,908

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$392,846	$546,387
Accrued expenses (Note 5)	278,876	118,206
Secured convertible promissory notes payable, net (Note 8)	1,477,329	–
Total current liabilities	2,149,051	664,593

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 35,141,666 and 33,419,166 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3,513	3,341
Additional paid-in capital	31,812,257	24,828,337
Accumulated deficit	(9,397,789)	(3,756,363)
Total stockholders' equity	22,417,981	21,075,315

Total liabilities and stockholders' equity	$24,567,032	$21,739,908

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Product sales, net	$4,151,180	$1,859,961	$9,279,117	$7,497,616
Cost of goods sold	1,580,992	737,542	3,678,407	2,968,515
Gross Profit	2,570,188	1,122,419	5,600,710	4,529,101

Litigation settlement income	756,714	–	756,714	–

Operating Expenses:
Selling, general and administrative	4,000,289	1,350,639	10,952,027	3,782,428
Research and development	228,822	262,065	972,844	569,587
Total Operating Expenses	4,229,111	1,612,704	11,924,871	4,352,015

Operating (Loss) Income	(902,209)	(490,285)	(5,567,447)	177,086

Other income (expense):
Interest income	36,939	8,156	107,427	8,156
Interest expense	(116,509)	–	(132,633)	(606,112)
Allocated losses on equity investment	–	–	–	(38,552)
Gain on sale of equity investment	–	–	–	7,899,306
Total Other Income (Expense)	(79,570)	8,156	(25,206)	7,262,798

(Loss) income before taxes	(981,779)	(482,129)	(5,592,653)	7,439,884
Provision for income taxes	7,770	–	48,773	–
Net (Loss) Income	$(989,549)	$(482,129)	$(5,641,426)	$7,439,884

(Loss) income per share - basic & diluted	$(0.03)	$(0.01)	$(0.16)	$0.24
Weighted average number of shares - basic & diluted	34,897,323	33,116,675	34,781,740	30,961,675

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2015

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2014	33,419,166	$3,341	$24,828,337	$(3,756,363)	$21,075,315
Shares issued for cash (net of expenses)	1,260,000	126	2,519,874	–	2,520,000
Shares issued pursuant to underwriting services	30,000	3	87,597	–	87,600
Shares issued pursuant to professional services	157,500	16	278,384	–	278,400
Stock-based compensation	275,000	27	4,098,065	–	4,098,092
Net loss	–	–	–	(5,641,426)	(5,641,426)
Balance - September 30, 2015	35,141,666	$3,513	$31,812,257	$(9,397,789)	$22,417,981

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(5,641,426)	$7,439,884
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	757,722	686,671
Amortization of debt discount	91,833	589,474
Stock issued pursuant to employment agreement	–	42,125
Stock-based compensation	4,098,092	–
Stock issued for services	366,000	–
Loss on equity investment	–	38,552
Gain on sale of equity investment	–	(7,899,306)
Interest accrued on notes receivable	(91,068)	–
Bad debt expense	200,000	(300,000)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	125,566	(41,933)
Prepaid inventory	(5,329,644)	(3,841,810)
Inventory	3,134,749	(3,131,845)
Accounts receivable	(643,130)	789,717
Accounts payable and accrued expenses	7,129	170,866
Net cash used in operating activities	(2,924,177)	(5,457,605)

INVESTING ACTIVITIES
Purchase of equipment	(89,984)	(347,750)
Note receivable from legal settlement	(600,000)	–
Issuance of note receivable	(2,000,000)	–
Repayment of principal on notes receivable	533,092	191,093
Net cash used in investing activities	(2,156,892)	(156,657)

FINANCING ACTIVITIES
Common stock issued for cash	2,520,000	8,247,500
Proceeds from convertible debt	1,750,000	–
Convertible debt issuance costs	(364,504)	–
Payment of loan from Roen Ventures	–	(92,069)
Repayment of related party loan	–	(300)
Net cash provided by financing activities	3,905,496	8,155,131

Net (decrease) increase in cash	(1,175,573)	2,540,869
Cash, beginning of period	2,302,418	2,243,670
Cash, end of period	$1,126,845	$4,784,539

Supplemental disclosure of non-cash transactions:
Conversion of line of credit to common stock	$–	$6,000,000
Conversion of accounts receivable to notes receivable	–	(600,000)
Common stock to be issued	–	(175,000)
Common stock received in exchange for sale of investment	–	8,300,000

Supplemental cash flow disclosures:
Interest paid	$–	$187,453
Taxes paid	48,773	56,170

See accompanying notes to the condensed consolidated financial statements.

CANNAVEST CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	ORGANIZATION AND BUSINESS

CannaVest Corp. (formerly Foreclosure Solutions, Inc.) (the “Company,” “we,” “our” or “us”) develops, produces, markets and sells raw materials and end consumer products containing the hemp plant extract, Cannabidiol (“CBD”), to the nutraceutical, beauty care, pet care and functional food sectors. The Company is currently establishing pilot hemp growing operations in the United States with the goal of establishing domestic industrial hemp operations in the future.

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

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 31, 2015. The results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Concentrations of Credit Risk - As of September 30, 2015, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $834,873 at September 30, 2015.

At September 30, 2015, the Company had a note receivable of $1,291,068 from MediJane Holdings, Inc., and two separate notes receivable of $402,081 and $2,000,000 from Medical Marijuana, Inc., a Company stockholder (“MJNA”). In addition, two customers represented 89.0% of our accounts receivable balance at September 30, 2015. Sales from two customers accounted for 36.9% of total sales for the nine months ended September 30, 2015.

Accounts Receivable - Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company grants credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable for large accounts are secured by the underlying assets of the customer. Smaller accounts receivable, generally less than $10,000, are unsecured and no interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each of September 30, 2015 and December 31, 2014, the Company had recorded an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

Revenue Recognition - The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue, net of sales tax, when goods are delivered to customers and the rights of ownership have transferred from the Company to the customer.

Sales Tax - The Company is responsible for collecting tax on sales to end customers and remitting these taxes to applicable jurisdictions. These taxes are assessed based on the location of the end customer and the laws of the jurisdiction in which they reside. Sales tax is reported on a net basis (excluded from sales) in the accompanying condensed consolidated statements of operations.

Shipping and Handling - Shipping and handling costs totaled $70,669 and $235,213 for the three and nine months ended September 30, 2015, respectively, and are recorded in selling, general and administrative expense. There were no shipping and handling expenses incurred for the three and nine months ended September 30, 2014.

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

There was no allowance for customer returns at September 30, 2015 or December 31, 2014 due to insignificant return amounts experienced to date.

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

Stock-Based Compensation - Certain employees, officers, directors, and consultants of the Company participate in various long-term incentive plans that provide for granting stock options and restricted stock awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards generally vest 100% at the grant date.

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

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of September 30, 2015 or December 31, 2014. Amounts paid to suppliers in advance for inventory is classified as prepaid inventory. Once the Company has assumed ownership, the cost of prepaid inventory is reclassified to inventory. As of September 30, 2015, the Company had $772,550 of inventory in Dusseldorf, Germany.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to five years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the fourth quarter of each fiscal year for impairment, or more often if indicators warrant. During the three and nine months ended September 30, 2015 and 2014 there were no impairments.

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

Debt Issuance Costs - Debt issuance costs have been capitalized as a discount to secured convertible promissory notes payable and are being amortized to interest expense using the interest method over the expected terms of the related debt agreements.

Loss per Share - The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 9,258,888 of stock options outstanding that are anti-dilutive at September 30, 2015. The Company had no outstanding stock options at September 30, 2014.

Research and Development Expense - Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. As of September 30, 2015 and December 31, 2014, the Company has recorded a full valuation allowance on all deferred tax assets. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of September 30, 2015 and December 31, 2014, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2011.

Recent Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09, as amended, will become effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires companies to present debt issuance costs as a direct deduction from the carrying value of the related debt liability. ASU 2015-03 will be effective for fiscal years starting after December 15, 2015, including any interim periods within those years, however, early implementation is permitted. The Company has implemented this standard for the nine months ended September 30, 2015.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires companies to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 does not apply to inventory measured using the last in, first out method (LIFO) or the retail inventory method. It does apply to all other inventory, including inventory measured using the first in, first out method (FIFO) or average cost. The guidance in ASU 2015-11 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. The provisions should be applied prospectively with early application permitted. The Company is assessing the impact of ASU 2015-11 on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	NOTES RECEIVABLE

Notes receivable at September 30, 2015 and December 31, 2014 was comprised of the following:

	September 30, 2015	December 31, 2014
Dixie Botanicals note and accrued interest	$–	$335,173
MediJane Holdings note and accrued interest	1,291,068	1,200,000
Medical Marijuana, Inc. settlement note and accrued interest	402,081	–
Medical Marijuana, Inc. promissory note	2,000,000	–
	3,693,149	1,535,173
Allowance for uncollectible notes receivable	(200,000)	–
Less current portion	(3,321,873)	1,508,468
Long-term portion	$171,276	$26,705

The Dixie Botanicals note related to an accounts receivable balance that was due on December 31, 2013. On January 10, 2014, MJNA, a Company stockholder, agreed to assume $725,000 of the accounts receivable balance and the Company wrote-off $11,496. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 was subject to a promissory note between the parties, whereby MJNA made monthly payments including interest at 7% per annum over a two year period. A final payment of $150,000 was made by MJNA to the Company in September 2015 in full satisfaction of the note.

The MediJane Holdings (“MJMD”) note relates to the sale of Company products in exchange for a convertible promissory note in the amount of $1,200,000. The full amount of $1,200,000 was due on June 23, 2015 along with accrued interest at 10%. The Company has the option to convert the full amount of the note, along with accrued interest into shares of common stock of MJMD. (See Note 12)

The MJNA settlement note relates to an agreement as reported in the Company’s Form 8-K filed with the SEC on July 20, 2015 (the “July Form 8-K”). As further discussed in the July Form 8-K, on July 14, 2015, the Company entered into a settlement agreement with MJNA, HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”) to settle multiple litigation matters between the Company and certain MJNA Parties (the “Settlement Agreement”). In particular, the Settlement Agreement provides for the dismissal with prejudice of all claims and counterclaims alleged in litigation previously reported in the Company’s Report on Form 10-Q for the period ended March 31, 2015. As a result of the Settlement Agreement, the Company recognized a gain of $756,714 in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000, bearing interest at the rate of 6% per annum, payable in six equal monthly installments of $101,757 commencing August 15, 2015. The promissory note is secured by shares of the Company’s common stock held by the MJNA Parties. Also pursuant to the Settlement Agreement, the MJNA Parties assigned and transferred to the Company certain domain names previously owned by the MJNA Parties related to the Company’s products, and the Company assigned and transferred to Medical Marijuana, Inc. all of the Company’s right, title and interest in and to certain trademarks including those bearing the name Real Scientific Hemp Oil™, RSHO™, Cannabis Beauty™ and Cannabis Beauty Defined™.

On August 24, 2015, Company products were sold to MJNA totaling $2,000,000 in exchange for a promissory note. The note bears interest at 6% per annum, and is payable in twelve equal monthly installments commencing November 1, 2015, and is secured by 2,000,000 shares of Company common stock.

4.	INVENTORY

Inventory at September 30, 2015 and December 31, 2014 was comprised of the following:

	September 30, 2015	December 31, 2014
Raw materials	$7,934,975	$11,209,119
Finished goods	596,527	457,132
	$8,531,502	$11,666,251

5.	ACCRUED EXPENSES

Accrued expenses at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Accrued payroll expenses	$108,772	$68,920
Other accrued liabilities	170,104	49,286
	$278,876	$118,206

6.	INTANGIBLE ASSETS, NET

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

Intangible assets consisted of the following at September 30, 2015 and December 31, 2014:

	Original Fair Market Value	Accumulated Amortization	Net
Balance - September 30, 2015:
Vendor relationships	$1,170,000	$624,000	$546,000
Trade name	230,000	122,667	107,333
Noncompete agreement	2,710,000	1,444,833	1,265,167
	$4,110,000	$2,191,500	$1,918,500

Balance - December 31, 2014:
Vendor relationships	$1,170,000	$448,000	$722,000
Trade name	230,000	88,167	141,833
Noncompete agreement	2,710,000	1,038,833	1,671,167
	$4,110,000	$1,575,000	$2,535,000

Amortization expense for the three months ended September 30, 2015 and 2014 totaled $205,500 and $205,500, respectively, and totaled $616,500 and $616,500 for the nine months ended September 30, 2015 and 2014, respectively.

7.	RELATED PARTIES

For the three and nine months ended September 30, 2015 and 2014, the Company recognized sales to the following related parties:

		Three months ended September 30,		Nine months ended September 30,
Party	Relationship	2015	2014	2015	2014

HempMeds PX and MJNA	80% owned by MJNA	$1,966,148	$2,510,066	$1,966,148	$5,388,179
		$1,966,148	$2,510,066	$1,966,148	$5,388,179

		47.4%	83.5%	21.2%	95.6%

Receivables from MJNA totaled $2,402,081 and $335,173 at September 30, 2015 and December 31, 2014, respectively.

During the three and nine months ended September 30, 2015, the Company paid $755,072 and $3,733,534, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. During the three and nine months ended September 30, 2014, the Company paid $5,372,133 and $8,109,757, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

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

On September 16, 2015, the Company and the Investor entered into an Amendment No. 1 to the SPA (the “Amendment”) pursuant to which the parties amended the terms of the fourth tranche of funding to provide that as of the date of the Amendment, the Investor is irrevocably bound to fund the fourth tranche of the Financing and that such tranche shall have a conversion price equal to 60% of the lowest traded price in the 30 days prior to conversion, as further discussed below. The parties further agreed that the fourth tranche would be broken into two sub-tranches – each in the amount of $250,000. Pursuant to the Financing, on September 16, 2015, and pursuant to the terms of the SPA, the Company issued to the Investor a promissory note for the first half of the fourth tranche in the principal amount of $255,000, in exchange for payment by the Investor of the total sum of $250,000 (“Note 4”). The principal sum of Note 4 reflects the amount invested, plus a 2% OID. The Investors agreed to fund the additional $250,000 of the fourth tranche on or prior to October 1, 2015, subject to the equity conditions, discussed below.

In connection with the Financing, the Company incurred debt issuance costs of $364,504, which will be amortized over the Financing term. Debt issuance costs of $79,464 and $91,833 were amortized to interest expense during the three and nine months ended September 30, 2015, respectively.

The Company’s outstanding borrowings under the SPA as of September 30, 2015 were as follows:

	September 30, 2015
	Maturity	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1	May 19, 2016	$510,000	10%
Tranche 2	June 12, 2016	510,000	10%
Tranche 3	July 24, 2016	510,000	10%
Tranche 4	September 16, 2016	255,000	10%
Total borrowings		1,785,000
Unamortized debt issuance costs		(307,671)
Net carrying amount of debt		1,477,329
Less current portion		1,477,329
Long-term borrowings - net of current portion		$–

In connection with the Financing, and in addition to the SPA and the Initial Note, on the Closing Date, the Company and Investor entered into a Security Agreement, an Intellectual Property Security Agreement and a Registration Rights Agreement, and each of our subsidiary companies entered into a Subsidiary Guarantee (the “Transaction Documents”).

On September 15, 2015, the Company and the Investor also entered into an Amendment No. 1 to the promissory notes (the “Notes Amendment”) pursuant to which the parties amended the terms of the Initial Note, Note 2 and Note 3 to provide that each such promissory note shall have a conversion price for amortization payments equal to 60% of the lowest traded price in the 15 days prior to conversion, as further discussed below.

Pursuant to the Financing, and provided we are not in default under the terms of any of the Transaction Documents, the Investor will provide three additional funding tranches in exchange for delivery of additional 10% Senior Secured Convertible Promissory Notes (each, a “Note” and together with the Initial Note, Note 2, Note 3 and Note 4, the “Notes”), as follows:

Tranche 4 - $250,000, pursuant to the terms of the Amendment, as described above; and

Tranche 5 - $2,250,000, upon the SEC declaring the Company’s S-1 Registration Statement effective.

Tranche 6 - $2,250,000, three days after the funding of Tranche 5.

The principal amount of each Note shall include an OID of 2% and the Company shall pay interest on the aggregate unconverted and then outstanding principal amount, at the rate of 10% per annum, half of which interest amount is guaranteed.

The Notes mature in 12 months, and are convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the lowest Volume Weighted Average Price (“VWAP”) in the 15 trading days prior to the Closing Date (the “Fixed Conversion Price”). Amortization payments under the Notes commence on the five-month anniversary of the issuance of a Note, and 1/15th of the principal amount and accrued interest are payable in bi-weekly installments until the maturity of such Note; provided, however, that pursuant to the terms of the Notes Amendment, the Company has a thirty (30)-day extension to make the first amortization payment under the Initial Note, Note 2 and Note 3. The Company may choose in its discretion to make amortization payments under the Notes in common stock, at a conversion price equal to the lower of (a) 70% of the VWAP for the 15 consecutive trading days prior to conversion, or (b) the Fixed Conversion Price (the lower of (a) and (b), the “Amortization Conversion Price”); provided, that if the average daily dollar volume of the Company’s common stock for the previous 20 days prior to payment is less than $50,000, then the conversion price shall be equal to 60% of the lowest traded price in the 30 days prior to conversion; and provided, further, that pursuant to the terms of the Amendment and the Notes Amendment, the conversion price under the Initial Note, Note 2 and Note 3 and the promissory notes issued in connection with the fourth tranche (including without limitation Note 4) shall have a conversion price equal to 60% of the lowest traded price in the 15 days prior to conversion. The Company may only make amortization payment in common stock, in lieu of cash, if no event of default has occurred under the Notes and it meets certain financial and non-financial covenants as defined in the Transaction Documents. As of September 30, 2015, the Company was in compliance with all such covenants, with the exception of one equity condition that requires the Company to maintain certain average daily dollar trading volumes, as further described in the Transaction Documents. The Company is evaluating the applicability of recording a beneficial conversion expense in connection with the Financing.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of September 30, 2015 and December 31, 2014, the Company had 35,141,166 and 33,419,166 shares of common stock issued and outstanding, respectively.

On January 28, 2015, we commenced an offering whereby the Company intends to sell up to 12 million shares of its restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirements of the Act in transactions not involved in a public offering pursuant to Rule 506(b) of Regulation D, as promulgated by the SEC under the Act. As of September 30, 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000. On January 2, 2015, 250,000 shares of the Company’s common stock were issued at a price of $2.36 per share, the Company’s closing price for common stock on the previous trading day, for a total consideration of $590,000, for compensation to an officer of the Company. In addition, on March 10, 2015, the Company issued 30,000 shares of common stock at a price of $2.92 per share, the Company’s closing price for common stock on such date, for a total consideration of $87,600, in connection with retaining an investment bank to assist in capital raising efforts. On May 4, 2015, the Company issued 125,000 shares of common stock at a price of $1.91 per share, the Company’s closing price for common stock on the previous trading day, for total consideration of $238,750, in connection with services provided by two individuals affiliated with a distribution vendor located in Europe. On June 23, 2015, the Company issued 25,000 and 32,500 shares of common stock at a price of $1.22 per share, for a total consideration of $30,500 and $39,650, respectively, to a member of the Company’s Board of Directors (the “Board”) for services provided, and to a company assisting us with investor relations, respectively.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of September 30, 2015 and December 31, 2014 there was no preferred stock issued and outstanding.

Options/Warrants

On July 23, 2014, Company stockholders approved the Amended and Restated Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. This plan serves as the successor to the 2013 Equity Incentive Plan (Note 10).

10.	STOCK-BASED COMPENSATION

On July 23, 2014, Company shareholders approved the Amended 2013 Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. Under the Amended 2013 Plan, the Company may grant up to 10,000,000 shares of new stock. On September 4, 2015, the Board approved an amendment to the Amended 2013 Plan to increase the number of shares available for issuance under the plan to 15,000,000 shares of common stock. Such amendment will be effective upon the approval of the Company’s stockholders. As of September 30, 2015, the Company had approximately 741,112 of authorized unissued shares reserved and available for issuance.

The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted stock and restricted stock units are issued at a value not less than the fair market value of the common stock on the date of the grant. Generally, stock options awarded are vested in equal increments ranging from two to four years on the annual anniversary date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock option activity for the Amended 2013 Plan during the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	6,470,000	$2.70
Granted	2,925,000	$0.85
Exercised	–	–
Forfeited	(126,668)	$2.60
Expired	(9,444)	$2.82
Outstanding - September 30, 2015	9,258,888	$2.12	9.39	$–

Total exercisable - September 30, 2015	6,152,791	$2.20	9.36	$–
Total unvested - September 30, 2015	3,106,097	$1.94	9.45	$–
Total vested or expected to vest - September 30, 2015	9,258,888	$2.12	9.39	$–

The following table summarizes unvested stock options as of September 30, 2015:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date

Unvested stock options - December 31, 2014	3,421,131	$2.31
Granted	2,925,000	0.62
Vested	(3,113,366)	1.41
Forfeited	(126,668)	2.29
Unvested stock options - September 30, 2015	3,106,097	$1.64

The Company recognized expenses of $1,753,804 and $3,477,592 relating to stock options issued to employees, non-employees, officers, and directors during the three and nine months ended September 30, 2015, respectively. The Company recognized expenses of $0 and $898,900 relating to common stock issued to employees, non-employees, officers, and directors during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, stock-based compensation of $1,746,440 and $3,448,715, was expensed to selling, general and administration, respectively. For the three and nine months ended September 30, 2015, stock-based compensation of $7,364 and $28,877, was expensed to research and development, respectively. As of September 30, 2015, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $4,491,433, which is expected to be recognized over a weighted-average period of 2.16 years. There was no stock-based compensation expense for the three and nine months ended September 30, 2014.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. On February 23, 2015, we signed an amended lease for our laboratory facility in San Diego, California. Pursuant to the term of the lease, we will lease an additional 704 square feet of laboratory space for an additional $1,478 per month. The lease commenced on March 1, 2015 with a term of 22 months through December 31, 2016. The Company incurred rent expense of $126,475 and $297,579 for the three and nine months ended September 30, 2015, respectively. The Company incurred rent expense of $68,712 and $197,374 for the three and nine months ended September 30, 2014, respectively.

The Company is a party to a contract for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through December 31, 2015. The total amount left to be paid under this contract is approximately $0.5 million through December 2015. The Company is party to a second purchasing contract to purchase up to 1 million kilograms of raw product. There is approximately $0.4 million remaining to be paid under this second contract through December 31, 2015. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

Contingencies

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. The Company’s response to the consolidated amended complaint is due on November 13, 2015.  Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015.  Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above.  Management intends to vigorously defend the allegations.  Since no discovery has been conducted, an estimate of the possible loss or recovery cannot be made at this time.

12.	SUBSEQUENT EVENTS

In October 2015, the Company converted $42,350 of the MJMD note receivable into shares of common stock of MJMD. The shares issuable upon the Company’s conversion were 42,350,000, however MJMD thereafter effectuated a 10,000-for-1 reverse stock split and, as a result, the Company received a total of 4,235 shares of MJMD common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the interim period ended September 30, 2015, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We expect that we will need to raise approximately $5 million in the next 12 months to fund our business and have begun raising funds under a private placement. Given the small size of our company and the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances they will be available to us. If we are unable to access capital as necessary, our ability to generate revenues and to continue as a going concern will be in jeopardy.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2015 and 2014 and is detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss	$(989,549)	$(482,129)	$(5,641,426)	$7,439,884
Interest income	(36,939)	(8,156)	(107,427)	(8,156)
Interest expense	116,509	–	132,633	606,112
Amortization of purchased intangible assets	205,500	205,500	616,500	616,500
Depreciation of property & equipment	47,678	36,603	141,222	70,171
EBITDA	(656,801)	(248,182)	(4,858,498)	8,724,511

EBITDA Adjustments:
Stock-based compensation expense (1)	1,756,786	–	3,477,592	–
Litigation settlement income (4)	(756,714)	–	(756,714)	–
KannaLife Sciences disposition related revenues (2)	–	–	–	(7,899,306)
Allocated loss on KannaLife Sciences equity investment (3)	–	–	–	38,552
Total EBITDA Adjustments	1,000,072	–	2,720,878	(7,860,754)

Adjusted EBITDA	$343,271	$(248,182)	$(2,137,620)	$863,757

__________________

(1)	Represents stock-based compensation expense related to stock options and stock grants awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.
(2)	Represents non-cash revenues related to sale of KannaLife Sciences equity investment
(3)	Represents allocated losses related to KannaLife Sciences investment.
(4)	Represents income from settlement with Medical Marijuana, Inc. (“MJNA”) and certain MJNA parties.

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

Results of Operations

Three and nine months ended September 30, 2015 and 2014

Revenues and gross profit - We had sales of $4,151,180 and gross profit of $2,570,188 representing a gross profit percentage of 61.9% for the three months ended September 30, 2015 versus sales of $1,859,961 and gross profit of $1,122,419 representing a gross profit percentage of 60.3% for the three months ended September 30, 2014. The sales increase for the three months ended September 30, 2015 is primarily the result of the Company’s $2,000,000 sale of products to a single customer (MJNA), plus our continued efforts to expand distribution to multiple sales channels and thousands of customers, rather than the single distributor sales model used in 2014.

For the nine months ended September 30, 2015, we had sales of $9,279,117 and gross profit of $5,600,710 representing a gross profit percentage of 60.4% versus sales of $7,497,616 and gross profit of $4,529,101 representing a gross profit percentage of 60.4% for the nine months ended September 30, 2014. The sales increase for the nine months ended September 30, 2015 is primarily the result of the Company’s $2,000,000 sale of products to a single customer (MJNA), plus our continued efforts to expand distribution to multiple sales channels and thousands of customers rather than the single distributor sales model used in 2014.

Selling, general and administrative expenses - For the three months ended September 30, 2015, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $4,000,289 compared with $1,350,639 for the three months ended September 30, 2014. SG&A expense for the three months ended September 30, 2015 includes $1,746,440 of stock-based compensation, a non-cash expense. There was no stock-based compensation expense for the three months ended September 30, 2014. After adjusting for non-cash stock-based compensation for the three months ended September 30, 2015, the 2015 increase is primarily driven by the continued growth of Company operations, with a significant increase in our headcount, implementation costs related to the Company’s new computer systems, an increased reserve for bad debt expense related to notes receivable and increased sales and marketing expense to support our expanded distribution to multiple sales channels. The SG&A expenses include $205,500 and $205,500 of amortization expense of intangible assets acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by the Company with PhytoSPHERE Systems, LLC (“PhytoSPHERE”) for the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, the Company incurred SG&A expenses in the amount of $10,952,027 compared with $3,782,428 for the nine months ended September 30, 2014. SG&A expense for the nine months ended September 30, 2015 includes $3,448,715 of stock-based compensation, a non-cash expense. There was no stock-based compensation expense for the nine months ended September 30, 2014. After adjusting for non-cash stock-based compensation for the nine months ended September 30, 2015, the 2015 increase is primarily driven by the continued growth of Company operations, with a significant increase in our headcount, increased legal expenses related to settlement of litigation, implementation costs related to the Company’s new computer systems, an increase reserve for bad debt expense related to notes receivable and increased sales and marketing expense to support our expanded distribution to multiple sales channels. Our legal expenses have increased due to various litigation matters, several of which were settled in July 2015 as further described in the notes to our consolidated financial statements. The SG&A expenses include $616,500 and $616,500 of amortization expense of intangible assets acquired through the PhytoSPHERE Agreement entered into by the Company with PhytoSPHERE for the nine months ended September 30, 2015 and 2014, respectively.

Research and development expenses - For the three months ended September 30, 2015 and 2014, the Company incurred research and development expenses of $228,822 and $262,065, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period. The decrease for the three months ended September 30, 2015 over 2014 relates primarily to a lower employee headcount during the third quarter of 2015. The lower employee headcount relates to several positions that were vacated during the quarter and are in process of being refilled. Research and development expense during the three months ended 2015 includes $7,364 of stock-based compensation, a non-cash expense.

For the nine months ended September 30, 2015 and 2014, the Company incurred research and development expenses of $972,844 and $569,587, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period. The increase for the nine months ended September 30, 2015 over 2014 relates primarily to expansion of our laboratory facility, increase in headcount and related expenses. Research and development expense during the nine months ended 2015 includes $28,877 of stock-based compensation, a non-cash expense.

Interest income/expense – Interest income was $36,939 and $8,156, respectively, for the three months ended September 30, 2015 and 2014. This increase is due to interest earned on the issuance of notes receivable. Interest expense was $116,509 for the three months ended September 30, 2015 and $0 for the three months ended September 30, 2014. This increase relates to accrued interest on the Company’s convertible debt financing completed in May 2015.

Interest income was $107,427 and $8,156, respectively, for the nine months ended September 30, 2015 and 2014. This increase is due to interest earned on the issuance of notes receivable. Interest expense was $132,633 for the nine months ended September 30, 2015 and $606,112 for the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2015 relates to accrued interest on the Company’s convertible debt financing completed in May 2015. Interest for the nine months ended September 30, 2014 includes interest accrued under that certain Promissory Note issued by the Company to Roen Ventures, LLC, a Nevada limited liability company, in the amount of $589,474 representing the amortization of the remaining debt discount at the date of conversion.

Litigation settlement income – Litigation revenue of $756,714 for the three and nine months ended September 30, 2015 relates to the Company’s settlement agreement with Medical Marijuana, Inc., HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”) to settle multiple litigation matters between the Company and certain MJNA Parties (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000, bearing interest at 6% per annum, as further described in the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2015 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.

Gain/Loss on equity investment - For the nine months ended September 30, 2015 and 2014, the Company recognized losses of $0 and $38,552, respectively, representing its pro rata share (24.97%) of the loss of KannaLife Sciences, Inc. (“KannaLife”). On June 2, 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife, resulting in a gain of $7,899,306 for the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

A summary of our changes in cash flows for the nine months ended September 30, 2015 and 2014 is provided below:

	Nine months ended September 30,
	2015	2014
Net cash flows provided by (used in):
Operating activities	$(2,924,177)	$(5,457,605)
Investing activities	(2,156,892)	(156,657)
Financing activities	3,905,496	8,155,131
Net (decrease) increase in cash	(1,175,573)	2,540,869
Cash, beginning of period	2,302,418	2,243,670
Cash, end of period	$1,126,845	$4,784,539

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

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 totaled $2,924,177 and $5,457,605, respectively. Cash used for prepayments of inventory and inventory purchases was $2,194,895 for the nine months ended September 30, 2015 compared to $6,973,655 for the nine months ended September 30, 2014. Cash used to fund accounts receivable was $643,130 for the nine months ended September 30, 2015 compared to $789,717 in cash provided by accounts receivable for the nine months ended September 30, 2014. Cash provided by accounts payable and accrued expenses was $7,129 for the nine months ended September 30, 2015 compared to $170,866 for the nine months ended September 30, 2014. Amortization of the debt discount totaled $91,833 for the nine months ended September 30, 2015 compared to $589,474 for the nine months ended September 30, 2014. Stock-based compensation totaled $4,098,092 for the nine months ended September 30, 2015 while there was no stock-based compensation expense for the nine months ended September 30, 2014. Depreciation and amortization totaled $757,722 for the nine months ended September 30, 2015 compared to $686,671 for the nine months ended September 30, 2014. Stock issued for services totaled $366,000 for the nine months ended September 30, 2015 compared to $0 for the nine months ended September 30, 2014. Bad debt expense was $200,000 for the nine months ended September 30, 2015 compared to a reduction in bad debt expense of $300,000 for the nine months ended September 30, 2014 resulting from greater than anticipated collection of accounts receivable.

Investing Activities

Net cash used in investing activities totaled $2,156,892 for the nine months ended September 30, 2015 and net cash used by investing activities totaled $156,657 for the nine months ended September 30, 2014. The net cash used in investing activities for the nine months ended September 30, 2015 consisted of $89,984 of property and equipment purchases, $553,092 of principal repayments on note receivable, issuance of a $600,000 note receivable in connection with a legal settlement and a $2,000,000 note receivable issued in connection with the purchase of Company products. The net cash used in investing activities for the nine months ended September 30, 2014 consisted of $347,750 of property and equipment purchases offset by $191,093 of principal repayments on note receivable.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 totaled $3,905,496 and $8,155,131, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2015 consisted of $2,520,000 in proceeds from the sale of common stock, and $1,785,000 in proceeds from the issuance of convertible debt. The convertible debt proceeds resulted in debt issuance costs of $364,504, which will be amortized over the term of the debt. Cash flows provided by financing activities for the nine months ended September 30, 2014 primarily includes proceeds from common stock issued for cash of $8,247,500.

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

On September 16, 2015, the Company and the Investor entered into an Amendment No. 1 to the SPA (the “Amendment”) pursuant to which the parties amended the terms of the fourth tranche of funding to provide that as of the date of the Amendment, the Investor is irrevocably bound to fund the fourth tranche of the Financing and that such tranche shall have a conversion price equal to 60% of the lowest traded price in the 30 days prior to conversion, as further discussed below. The parties further agreed that the fourth tranche would be broken into two sub-tranches – each in the amount of $250,000. Pursuant to the Financing, on September 16, 2015, and pursuant to the terms of the SPA, the Company issued to the Investor a promissory note for the first half of the fourth tranche in the principal amount of $255,000, in exchange for payment by the Investor of the total sum of $250,000 (“Note 4”). The principal sum of Note 4 reflects the amount invested, plus a 2% OID. The Investors agreed to fund the additional $250,000 of the fourth tranche on or prior to October 1, 2015, subject to the equity conditions, discussed below.

In connection with the Financing, the Company incurred debt issuance costs of $364,504, which will be amortized over the Financing term. Debt issuance costs of $79,464 and $91,833 were amortized to interest expense during the three and nine months ended September 30, 2015, respectively.

The Company’s outstanding borrowings under the SPA as of September 30, 2015 were as follows:

	September 30, 2015
	Maturity	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1	May 19, 2016	$510,000	10%
Tranche 2	June 12, 2016	510,000	10%
Tranche 3	July 24, 2016	510,000	10%
Tranche 4	September 16, 2016	255,000	10%
Total borrowings		1,785,000
Unamortized debt issuance costs		(307,671)
Net carrying amount of debt		1,477,329
Less current portion		1,477,329
Long-term borrowings - net of current portion		$–

In connection with the Financing, and in addition to the SPA and the Initial Note, on the Closing Date, the Company and Investor entered into a Security Agreement, an Intellectual Property Security Agreement and a Registration Rights Agreement, and each of our subsidiary companies entered into a Subsidiary Guarantee (the “Transaction Documents”).

Pursuant to the Financing, and provided we are not in default under the terms of any of the Transaction Documents, the Investor will provide three additional funding tranches in exchange for delivery of additional 10% Senior Secured Convertible Promissory Notes (each, a “Note” and together with the Initial Note, Note 2, Note 3 and Note 4, the “Notes”), as follows:

Tranche 4 - $250,000, pursuant to the terms of the Amendment, as described above; and

Tranche 5 - $2,250,000, upon the SEC declaring the Company’s S-1 Registration Statement effective.

Tranche 6 - $2,250,000, three days after the funding of Tranche 5.

The principal amount of each Note shall include an OID of 2% and the Company shall pay interest on the aggregate unconverted and then outstanding principal amount, at the rate of 10% per annum, half of which interest amount is guaranteed.

The Notes mature in 12 months, and are convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the lowest Volume Weighted Average Price (“VWAP”) in the 15 trading days prior to the Closing Date (the “Fixed Conversion Price”). Amortization payments under the Notes commence on the five-month anniversary of the issuance of a Note, and 1/15th of the principal amount and accrued interest are payable in bi-weekly installments until the maturity of such Note; provided, however, that pursuant to the terms of the Notes Amendment, the Company has a thirty (30)-day extension to make the first amortization payment under the Initial Note, Note 2 and Note 3. The Company may choose in its discretion to make amortization payments under the Notes in common stock, at a conversion price equal to the lower of (a) 70% of the VWAP for the 15 consecutive trading days prior to conversion, or (b) the Fixed Conversion Price (the lower of (a) and (b), the “Amortization Conversion Price”); provided, that if the average daily dollar volume of the Company’s common stock for the previous 20 days prior to payment is less than $50,000, then the conversion price shall be equal to 60% of the lowest traded price in the 30 days prior to conversion; and provided, further, that pursuant to the terms of the Amendment and the Notes Amendment, the conversion price under the Initial Note, Note 2 and Note 3 and the promissory notes issued in connection with the fourth tranche (including without limitation Note 4) shall have a conversion price equal to 60% of the lowest traded price in the 15 days prior to conversion. The Company may only make amortization payment in common stock, in lieu of cash, if no event of default has occurred under the Notes and it meets certain financial and non-financial covenants as defined in the Transaction Documents. As of September 30, 2015, the Company was in compliance with all such covenants, with the exception of one equity condition that requires the Company to maintain certain average daily dollar trading volumes, as further described in the Transaction Documents. The Company is evaluating the applicability of recording a beneficial conversion expense in connection with the Financing. For further information regarding the terms of the Transaction Documents, reference is made to such Transaction Documents, forms of which are filed as Exhibits 10.1 – 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015.

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

The first contract is for the growth and processing of 2,600 kilograms of product currently being delivered and scheduled to be delivered through December 31, 2015. The total amount left to be paid under this contract is approximately $0.5 million through December 2015. The second contract provides up to 1 million kilograms of raw product to the Company. There is approximately $0.4 million remaining to be paid under this second contract. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2015. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of September 30, 2015, including the following:

i) The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii) The Company does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, Company management’s view is that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. The Company’s response to the consolidated amended complaint is due on November 13, 2015. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015.  Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015.  Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above.  Management intends to vigorously defend the allegations.  Since no discovery has been conducted, an estimate of the possible loss or recovery cannot be made at this time.

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

As of September 30, 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000. Proceeds will primarily be used to finance working capital and further invest in Company infrastructure.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
4.1 (2)	CannaVEST Corp. Specimen Stock Certificate
10.1 (3)	Amendment No. 1 to Securities Purchase Agreement, dated September 16, 2015, by and between the Company and Redwood Management LLC.
10.2 (3)	Amendment No. 1 to 10% Senior Secured Convertible Promissory Notes, dated September 16, 2015, by and between the Company and Redwood Management LLC.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(3)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on September 22, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CANNAVEST CORP. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer (Principal Executive Officer)
Dated November 16, 2015

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer (Principal Financial Officer)
Dated November 16, 2015

