Form 10-K
period 2015-12-31
CV Sciences, Inc.
filed 2016-04-14
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ☐

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ________

Commission File Number: 000-54677

CV Sciences, Inc. (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2015, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $11,994,718.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2016, the issuer had 51,513,924 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.

FORM 10-K

i

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

On our Internet website, http://www.cvsciences.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us” we mean CV Sciences, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects”, “plans”, “may,”, “anticipates”, “believes”, “should”, “intends”, “estimates”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the share exchange; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We were incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, the Company’s predecessor, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware, reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.” The Company previously operated under the corporate name of CannaVest Corp.

The change in corporate name was undertaken in connection with the acquisition of CanX Inc., a Florida corporation (“CanX”). As more fully set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016 (the “CanX 8-K”), on December 30, 2015, we entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) with CANNAVEST Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), CANNAVEST Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “LLC”), CanX and the Starwood Trust, as the Shareholders’ Representative (the “CanX Acquisition”). Pursuant to the Purchase Agreement, Merger Sub merged with and into CanX with CanX surviving such merger. Immediately following effectiveness of the merger, CanX merged with and into the LLC with the LLC surviving such merger. Upon consummation of these transactions, CanX ceased to exist and all property, rights, privileges, powers and franchises of CanX vested in the LLC, and all debts, liabilities and duties of CanX became the debts, liabilities and duties of the LLC. In consideration for the acquisition of CanX and its wholly-owned subsidiary, Cannabine, LLC, a Florida limited liability company, the Company paid and issued to the former shareholders of CanX at closing an aggregate sum of $250,000 in cash and 5,000,000 shares of the Company’s common stock. Subject to the Company achieving certain post-closing milestones, the Company will pay and issue certain additional contingent consideration to the former shareholders of CanX, as more particularly set forth in the CanX 8-K.

As a result of the CanX Acquisition, the Company is positioned both as a specialty pharmaceutical company focused on developing and commercializing novel therapeutics utilizing synthetic Cannabidiol (“CBD”); and, to continue our existing consumer product business segment in manufacturing, marketing and selling plant-based CBD products to a range of market sectors.

Pharmaceuticals

We are a development stage, specialty pharmaceutical company developing synthetic cannabinoids to treat a range of medical conditions. Cannabinoids are compounds derived from the Cannabis sativa plant, which contain two primary cannabinoids, CBD, and Δ9-tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has promising results in treating a range of medical indications. We acquired two product candidates in the CanX Acquisition, each utilizing synthetic CBD as the active pharmaceutical ingredient. Both product candidates are currently in preclinical studies. The Company is hopeful to be in a position to file an Investigational New Drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in the future. We expect to meet with the FDA during 2016 to determine the extent of any further required preclinical work prior to commencement of a clinical program. The Company’s product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we plan to vigorously pursue patent protection on the Company’s two drug candidates.

Consumer Products

We manufacture, market and sell consumer products containing plant-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care, specialty foods and vape. We expect to continue to add new products to our PlusCBD™ portfolio to enhance our line of CBD and hemp-related consumer products. We also expect to develop and launch new brands to more effectively market and sell certain products. We also sell raw materials acquired by us through our supply relationships in Europe to various customers that produce products for resale into the market.

We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, nutritional supplements and much more. The market for hemp-derived products is expected to increase substantially over the next five years, and CV Sciences is well positioned to be a significant player in the hemp industry.

We expect to realize revenue to fund a portion of our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our drug development efforts, we will need to raise additional capital through either the issuance of equity and/or debt. In the event we are unable to maintain profitable operations or raise sufficient additional capital, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company.

Current Operations

Consumer Products

We utilize internal resources to manufacture, market, and sell products containing hemp-derived CBD primarily under our PlusCBD™ brand. Hemp-derived CBD is one of at least 80 cannabinoids found in hemp, and is non-psychoactive. Our U.S. based operations oversee all raw material supply chain, raw material processing, product development and manufacturing, and sales and marketing. We are developing new products and we will continue to scale-up our processing capability to accommodate new products in our pipeline.

Pharmaceuticals

We currently contract with qualified parties and contract research organizations for our preclinical research and IND preparation and development. Commercialization of future pharmaceutical products in the United States and other territories may rely on licensing and co-promotion agreements with strategic partners. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could include a sales organization, internal sales support, an internal marketing group and distribution support.

Description of our Subsidiaries

The Company owns 100% of the issued and outstanding membership interests of four subsidiaries: US Hemp Oil, LLC (“US Hemp Oil”), CannaVest Laboratories, LLC (formerly, PhytoSPHERE Systems, LLC) (“CannaVest Laboratories”), Plus CBD, LLC (formerly, Global Hemp Source, LLC) (“Plus CBD”), and the LLC. The Company also owns a 70% interest in CannaVest Europe, GmbH.

Inventory and Sales

Currently, we have over 1,000 metric tons of hemp oil inventory on hand or that is being processed. Based on expected increasing demand, we have invested significant capital to develop and maintain relationships with growers on a global scale to ensure access to a significant percentage of the worldwide hemp crop. We source our raw materials from well-established and well-recognized hemp growers in Europe. We have arrangements with some of these growers for exclusive rights to their supply. Despite this already large footprint, we continue to explore and develop other relationships to ensure that we can meet the expected demand for bulk hemp products well into the future.

Subject to applicable law, the Company plans to initiate growing operations in the U.S., initially on a pilot scale, with the goal of becoming a national grower of product.

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

Under the jurisdiction of the Agricultural Act of 2014, we entered into two separate agreements during 2015. We entered an agreement with the Kentucky State Department of Agriculture to complete research under pilot studies with farmers and processors of CBD. In addition, we entered an agreement with the University of Kentucky to fund research regarding cultivation techniques to increase CBD production. We are also evaluating opportunities within Kentucky to invest in processing facilities and equipment in support of our consumer products business segment.

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today includes early adopter retailers and ecommerce entities, and product development companies that use our PlusCBD™ oil to develop consumer products for distribution. The number of “mainstream” commercial and retail stores that currently stock and sell our products is increasing primarily through customer awareness. We believe that as awareness grows for the “green,” environmentally-friendly products derived from hemp\cannabis, the consumer market will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp\cannabis.

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

Competition

There are several companies developing cannabinoid therapeutics for a range of medical indications. The Cannabis therapeutic area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD and THC, or a combination of CBD/THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals, PLC have focused on plant-based CBD formulations; while other companies such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc. have focused on synthetic CBD formulations.

There are numerous CBD-based consumer product companies, many of which are under-capitalized which we consider to be viable acquisition targets. We routinely evaluate opportunities to purchase existing product lines, sources of CBD and other assets from certain competing companies. There are also large, well-funded companies that currently do not offer hemp-based consumer products but may do so in the future.

Intellectual Property

We have filed trademark applications on our brands, logos and marks including, but not limited to CV Sciences and Plus CBD™. On January 30, 2016, we received a Notice of Allowance from the U.S. Patent and Trademark Office for our utility patent application number 14/791,184, “Novel Process for Generating Hemp Oil with a High Cannabidiol (CBD) Content.” This patent covers our solvent-free and highly repeatable process for producing hemp oil with higher concentrations of CBD. We plan to continue pursuing this patent.

We review our intellectual property portfolio on a periodic basis and we will continue to broaden our portfolio in a fiscally prudent manner. We intend to file for patent protection on our pharmaceutical products based on proprietary formulations, processes and technology.

Research and Development

We opened a laboratory facility in San Diego, California in September 2013 to advance our CBD consumer products business. Our lab specializes in process development and product testing. We incurred research and development expenses of $1,320,003 and $999,280, respectively, for the years ended December 31, 2015 and 2014.

Source and Availability of Raw Materials

The Company sources its raw materials from well-established and well-recognized hemp growers in Europe. We have arrangements with some of these growers to have exclusive rights to their supply. The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. There is approximately $260,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices. We do not intend to purchase any inventory under these supply agreements from the 2016 crop.

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

Employees

As of April 14, 2016, we had a total of 45 employees; 37 full-time employees and 8 part-time employees. We are currently in discussions with qualified individuals to engage them for positions in sales and marketing, research and development, and operations. We have no collective bargaining agreements with our employees and none are represented by labor unions. Management believes the Company has good relationships with its employees.

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

We believe that our existing facilities, are suitable and adequate for the operation of our business, including our current production capacity.

ITEM 3. LEGAL PROCEEDINGS

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff.  Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint. After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016. The Company’s reply brief is due April 25, 2016. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York discussed above – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, led to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015. Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.

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

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the following periods. These prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2015
	High	Low
First Quarter	$4.25	$2.35
Second quarter	$2.77	$1.05
Third quarter	$1.34	$0.68
Fourth quarter	$1.00	$0.16

Fiscal Year Ended December 31, 2014
	High	Low
First Quarter	$201.00	$26.24
Second quarter	$38.60	$12.70
Third quarter	$14.00	$1.94
Fourth quarter	$3.84	$2.25

The payment of cash dividends in the future will be determined by our Board of Directors, or Board, in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. There were more than 10,000 individual participants in securities positions listings of our common stock on April 11, 2016.

No cash dividends have been paid on our common stock for the 2015 and 2014 fiscal years and no change of this policy is under consideration by our Board.

We did not repurchase any shares of our common stock during the fiscal year covered by this report. However, on June 2, 2014, the Company sold its capital stock in KannaLife Sciences, Inc. (“KannaLife”) to PhytoSPHERE Systems, LLC (“PhytoSPHERE”) in exchange for 500,000 shares of Company common stock held by PhytoSPHERE. In addition, during 2015 the Company was issued a $600,000 secured promissory note in connection with a litigation settlement (“Settlement Note”). The collateral under the Settlement Note was Company common stock held by the issuer of the Settlement Note. The Company received $305,271 in payments on the Settlement Note before the issuer of the Settlement Note defaulted for failure to timely pay the fourth installment obligation in the amount of $101,757. On December 3, 2015, the Company foreclosed on the unpaid balance of the Settlement Note in exchange for 624,750 shares of Company common stock held by the issuer of the Settlement Note. As of December 31, 2015, the Company received 500,000 shares of Company common stock in partial settlement of the unpaid balance under the Settlement Note. The Company believes it will receive the remaining 124,750 shares of Company common stock in connection with its foreclosure on the Settlement Note in April 2016.

See the “Equity Compensation Plan Information” table in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On January 28, 2015, we commenced an offering to sell up to $24 million shares of the Company’s restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transaction not involve in a public offering pursuant to Rule 506(b) of Regulation D, as Promulgated by the Securities and Exchange Commission under the Act.

As of December 31, 2015, the Company had sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Act and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Act, based upon the following: (a) each of the persons to whom the shares of common stock were issued (each such person, an “Investor”) confirmed to the Company that it is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Act, and agreed to transfer such securities only in a transaction registered under the Act or exempt from registration under the Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Act or transferred in a transaction exempt from registration under the Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended December 31, 2015 and December 31, 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a life science company with two distinct business segments. Our specialty pharmaceutical business segment is focused on developing and commercializing novel therapeutics utilizing synthetic CBD. Our consumer product business segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors.

Our pharmaceutical business segment is a development stage, specialty pharmaceutical company developing synthetic cannabinoids to treat a range of medical conditions. The Company’s product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we plan to vigorously pursue patent protection on the Company’s two drug candidates.

Our consumer product business segment manufactures, markets and sells consumer products containing plant-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care, specialty foods and vape.

We expect to realize revenue from our consumer products business segment to fund a portion of our working capital needs. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital through either the issuance of equity and/or debt. Given the small size of our company and the development stage of our pharmaceutical business segment, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances it will be available to us. If we are unable to access capital as necessary, our ability to generate revenues and to continue as a going concern will be in jeopardy.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2015 and 2014 is detailed below:

	For the years ended December 31,
	2015	2014

Net loss	$(12,233,128)	$(1,311,951)
Interest income	(18,287)	(30,703)
Interest expense	968,615	615,344
Amortization of purchased intangible assets	822,000	821,500
Depreciation of property & equipment	190,335	112,100
EBITDA	(10,270,465)	206,290

EBITDA Adjustments:
Stock-based compensation expense (1)	6,048,193	7,957,988
Litigation settlement income (4)	(756,714)	–
Bad debt expense (5)	2,654,836
KannaLife disposition related revenues (2)	–	(7,899,306)
Allocated loss on KannaLife equity investment (3)	–	38,552
Other	–	34,816
Total EBITDA Adjustments	7,946,315	132,050
Adjusted EBITDA	$(2,324,150)	$338,340

  _________________

(1)	Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.
(2)	Represents non-cash revenues related to sale of KannaLife equity investment.
(3)	Represents allocated losses related to KannaLife investment.
(4)	Represents income from settlement with Medical Marijuana, Inc. (“MJNA”) and certain other parties.
(5)	Recognition of write-down of Company notes receivable.

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

Business Combinations - We apply the provisions of the Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions, including without limitation the CanX Acquisition. ASC 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from supply chain relationships with growers and processors of our hemp extracted CBD oil;
•	expected costs to develop the in-process research and development (“IPR&D”) into commercially viable pharmaceutical products and estimated cash flows from the projects when completed;
•	the acquired company’s brand, trade names and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio; and
•	discount rates.

Goodwill and Intangible Assets – The Company evaluates the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with ASC 350 Intangibles – Goodwill and Other and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. During the years ended December 31, 2015 and 2014, there were no impairments.

Accounts receivable - Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company grants credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable for large accounts are generally secured. Smaller account receivables generally less than $10,000 are unsecured and interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each of December 31, 2015 and 2014, we recorded an allowance for doubtful accounts related to our accounts receivable in the amount of $100,000.

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of December 31, 2015 and 2014. Amounts paid to suppliers for inventory not received is classified as prepaid inventory. Once received, the cost of inventory received is reclassified to inventory.

Revenue Recognition - Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists including a signed purchase order;
•	delivery has occurred;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition (“ASC 605”) which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to customers and the rights of ownership have transferred from the Company to the customer.

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

Stock-Based Compensation - Certain employees, officers, directors and consultants of the Company participate in various long-term incentive plans that provide for the granting of stock options and restricted stock awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards generally vest 100% at the grant date.

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

Results of Operations

Year ended December 31, 2015 vs. December 31, 2014

Revenues

We had sales of $11,529,402 and gross profit of $7,108,300, representing a gross profit percentage of 61.7% for the year ended December 31, 2015 versus sales of $10,190,667 and gross profit of $5,803,665, representing a gross profit percentage of 56.9% for the year ended December 31, 2014. The sales increase in 2015 over 2014 is the result of the Company’s continued expansion of its existing customer markets, penetration into new markets including the natural products sales channel, and increased sales volumes. The gross margin increase in 2015 over 2014 is the result of the Company’s lower raw material price achieved from increased CBD harvest and processing yields.

Selling, general and administrative expenses - For the year ended December 31, 2015, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $17,754,598 compared with $13,357,633 for the year ended December 31, 2014. This increase is driven primarily by an increase in non-cash expenses, including the write-down of notes receivable totaling $2,654,836 and the amortization of debt issuance cost of $264,699. For the year ended December 31, 2015, increases in cash-based SG&A expenses included higher employee headcount, greater marketing and legal expenses and information technology expense. Non-cash, SG&A expenses during the year ended December 31, 2015 included $6,048,191 of stock-based compensation. SG&A expense during 2014 includes $7,851,685 of stock-based compensation, a non-cash expense. Our legal expenses have increased due to various matters that we are vigorously defending and the CanX Acquisition. The SG&A expenses include $822,000 and $821,500 of amortization expense of intangible assets acquired through the Agreement for Purchase and Sale of Assets (the “PhytoSPHERE Agreement”) entered into by the Company with PhytoSPHERE for the years ended December 31, 2015 and 2014, respectively.

Research and development expenses - For the years ended December 31, 2015 and 2014, the Company incurred research and development expenses of $1,320,003 and $999,280, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period. The increase in 2015 over 2014 relates primarily to expansion of our laboratory facility and related expenses. Research and development expense during 2015 and 2014 includes $78,877 and $64,148, respectively, of stock-based compensation, a non-cash expense.

Interest income/expense – Interest income was $18,287 and $30,703, respectively, for the years ended December 31, 2015 and 2014. Interest expense was $968,615 for the year ended December 31, 2015 versus interest expense of $615,344 for the year ended December 31, 2014. Interest expense for 2015 includes amortization of debt issuance costs and amortization of beneficial conversion feature of convertible debt. Interest expense for 2014 includes interest accrued under that certain Promissory Note dated March 1, 2015, as amended, issued by the Company to Roen Ventures, LLC, as previously discussed in the Company’s Current Reports on Form 8-K filed by the Company with the SEC on each of March 8, 2013, November 13, 2013 and January 28, 2014, in the amount of $25,870 and $589,474 representing the amortization of the remaining debt discount at the date of conversion.

Litigation Settlement Income – Litigation revenue of $756,714 for the year ended December 31, 2015 relates to the Company’s settlement agreement with MJNA, HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”) to settle multiple litigation matters between the Company and the MJNA Parties (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000, bearing interest at 6% per annum, as further described in the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2015.

Gain/Loss on Equity Investment - For the years ended December 31, 2015 and 2014, the Company recognized losses of $0 and $38,552, respectively, representing its pro rata share (24.97%) of the loss of KannaLife. On June 2, 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE (“KannaLife Transaction”). Accordingly, the Company recognized a non-cash gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share. The KannaLife Transaction was a non-cash transaction and accordingly is an adjustment to cash used in operating activities for the year ended December 31, 2014.

Liquidity and Capital Resources

A summary of our changes in cash flows for the years ended December 31, 2015 and 2014 is provided below:

	For the years ended December 31,
	2015	2014
Net cash flows provided by (used in):
Operating activities	$(4,208,267)	$(6,711,999)
Investing activities	(1,742,760)	(1,384,384)
Financing activities	4,167,071	8,155,131
Net (decrease) increase in cash	(1,783,956)	58,748
Cash, beginning of year	2,302,418	2,243,670
Cash, end of year	$518,462	$2,302,418

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our ability to obtain proceeds from selling Company stock and assuming debt.

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

Net cash used in operating activities for the years ended December 31, 2015 and 2014 totaled $4,208,267 and $6,711,999, respectively. Cash used for prepayments of inventory and inventory purchases was approximately $1,948,049 for the year ended December 31, 2015 compared to $7,977,718 for the year ended December 31, 2014. Cash used to fund accounts receivable was $588,145 for the year ended December 31, 2015 compared to $1,205,952 used to fund accounts receivable for the year ended December 31, 2014. During the year ended December 31, 2015, accounts receivable increased over those for the year ended December 31, 2014 due to credit sales to our retail store sales channel. Cash provided by accounts payable and accrued expenses was $530,907 for the year ended December 31, 2015 and $369,411 for the year ended December 31, 2014. Depreciation and amortization totaled $1,012,335 for the year ended December 31, 2015 compared to $933,600 for the year ended December 31, 2014. Amortization of debt issuance cost and beneficial conversion feature of convertible debt totaled $838,807 for the year ended December 31, 2015, and $589,474 for the year ended December 31, 2014. Stock-based compensation totaled $6,048,193 for the year ended December 31, 2015 and $7,915,833 for the year ended December 31, 2014. During the year ended December 31, 2015, the Company issued a note receivable of $600,000 related to a litigation settlement, and we also recognized $2,654,836 of bad debt expense related to the write down of notes receivable. Additionally, in June 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE, an affiliate of KannaLife. Accordingly, the Company recognized a gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share. This was a non-cash transaction and accordingly is an adjustment to cash used in operating activities for the year ended December 31, 2014.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2015 and 2014 totaled $1,742,760 and $1,384,384, respectively. The net cash used in investing activity for the year ended December 31, 2015 consisted of $250,000 cash paid in connection with the CanX Acquisition, $113,527 of property and equipment purchases, $623,677 of principal repayments on notes receivable and issuance of $2,002,910 in notes receivable in connection with the sale of inventory to a customer. The net cash used in investing activity for the year ended December 31, 2014 consisted of $449,211 of property and equipment purchases, $264,827 of principal repayments on notes receivable and issuance of a $1,200,000 note receivable in connection with the sale of inventory to a customer.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2015 and 2014 totaled $4,167,071 and $8,155,131, respectively. Cash flows provided by financing activities in 2015 primarily include $2,520,000 in proceeds from the sale of common stock and $1,508,096 in borrowing net proceeds from the issuance of convertible debt. Cash flows provided by financing activities in fiscal year 2014 primarily include $8,247,500 in proceeds from the sale of common stock.

The Company has yet to attain a level of operations which allows it to meet operating and working capital cash flow needs. We expect to realize revenue to fund a portion of our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital through either the issuance of equity and/or debt. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

Liquidity

For the years ended December 31, 2015 and 2014, The Company had net losses of $12,233,128 and $1,311,951, respectively. In addition, for the years ended December 31, 2015 and 2014, the Company had negative cash flows from operations of $4,208,267 and $6,711,999, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for 2016, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2016 crop. The Company’s pharmaceutical business segment will require additional capital of approximately $1,500,000 over the next 12 months. We currently have an executed term sheet on a financing arrangement that would provide this capital. Management believes that it will be able to obtain such financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Off-Balance Sheet Arrangements

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. There is approximately $302,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2015 and 2014, begins on page F-1 of this Annual Report on Form 10-K.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2015. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO Framework. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were not effective in that there were material weaknesses as of December 31, 2015. See the next paragraph and “Inherent Limitations of Internal Controls” below for discussion of material weaknesses.

Until January 4, 2016, the Company had a small Board of Directors (3 members) which did not provide sufficient entity level oversight over financial reporting due to its small size. On January 4, 2016, James McNulty was added to the Board of Directors and assumed the chairmanship of the newly formed audit committee. Mr. McNulty is a financial expert under Item 407(d) of Regulation S-K. The Company is seeking further expansion of its current Board, including the addition of additional independent Board members.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is aware of and has identified the following material weaknesses in our internal control over financial reporting: a) the Company has not completed implementation of our procedures and internal control over financial reporting as set forth in the 2013 version of the 1992 COSO Framework; b) the Company did not have an audit committee as of December 31, 2015; and c) the Company did not have proper supervision on certain material accounting entries and reconciliations which resulted in significant closing entries late in the audit process. Specifically, stock based compensation was under-recorded by approximately $500,000 and deferred tax liabilities and the value of stock issued in connection with the CanX Acquisition were under-recorded by approximately $1,556,000 and $1,150,000 respectively.

Remediation efforts to address these material weaknesses in evaluation and implementation of internal controls over financial reporting, include the following: a) we have dedicated resources to, and anticipate final adoption and implementation of the 2013 version of the 1992 COSO Framework by the end of 2016; b) on March 16, 2016, the Company adopted an audit committee charter and formed an audit committee and the first audit committee meeting was held on April 12, 2016; c) as of the date of this Annual Report on Form 10-K we have implemented a new system and policy of supervisory review and approval of all accounting source documentation, including valuation reports, invoices, payroll reports and other accounting documents; and d) the Company is recruiting additional, full-time, qualified personnel to further develop and implement policies and procedures that require proper segregation of duties and internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and, except for the judgment against Mr. Mona in 2012 in connection with the lawsuit filed by Far West Industries, as previously reported by the Company in its Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2014, and other filings made by the Company pursuant to the Exchange Act and Act, during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

			Director since the below date (1)
Name	Age	Position

Michael Mona, Jr. (1,2)	61	Director, President and Chief Executive Officer	January 28, 2013 (2)
Joseph Dowling (4)	58	Chief Financial Officer and Secretary
Michael Mona, III (3)	30	Vice President, Operations
Bart P. Mackay (1)	59	Director	March 14, 2013
Larry Raskin	59	Director	May 7, 2014
James McNulty	65	Director	January 4, 2016

(1)  Each director serves until the next annual meeting of stockholders.

(2)  Elected as President and Chief Executive Officer on November 16, 2012

(3)  Appointed as Vice President, Operations on July 25, 2013

(4)  Appointed as Chief Financial Officer on June 16, 2014 and Secretary on August 25, 2014

Michael Mona, Jr. Mr. Mona is the founder of CV Sciences and possesses more than 30 years’ of senior management experience in a range of industries including real estate/construction, industrial farming operations, chemical processing and consumer products. Mr. Mona is a recognized industry leader in hemp farming operations and chemical extraction, and has established a global supply chain of hemp based products. Prior to founding CV Sciences, Mr. Mona was an entrepreneur, founding two successful real estate/construction companies, M&M Development, Inc., where he has served as the President since 1994, and Mona Co. Development. As our President and Chief Executive Officer, Mr. Mona is specially qualified to serve on the Board because of his detailed knowledge of our global operations and supply chain, and the end-consumer market sectors that we serve.

Joseph Dowling. Mr. Dowling was appointed as Chief Financial Officer of the Company on June 16, 2014 and was appointed Secretary on August 25, 2014. Prior to his appointment as CFO, Mr. Dowling held numerous senior positions including President and Chief Financial Officer of MediVas, LLC, a biotechnology company focused on drug formulation and delivery, and from 1998 to 2005 served as a Managing Director at Citigroup, a global financial services firm. Earlier in his career, Mr. Dowling served in various finance and accounting roles in both public accounting and in the banking industry. Mr. Dowling graduated from University of California, Los Angeles in Economics and is a certified public accountant.

Michael Mona, III. Mr. Mona was appointed as Vice President of Operations on July 31, 2013 and has been instrumental in developing the worldwide supply chain for hemp products. Mr. Mona’s expertise in hemp farming, processing, testing and product development has greatly aided the Company in developing new markets for hemp-based products. Mr. Mona heads our consumer product business segment and also leads our efforts to bring hemp, as a viable economic crop, back to the United States through our affiliation with the Kentucky State Department of Agriculture. Prior to CV Sciences, Mr. Mona held various management positions in the real estate/construction industry including serving as a managing member of Mona Co. Development from 2009-2013. Mr. Mona graduated from the University of San Diego in Business Administration.

Bart P. Mackay. Mr. Mackay is an attorney licensed since 1984 with emphasis in corporate finance, technology and entrepreneurial legal matters. Mr. Mackay has been a principal of Mackay Ventures LLC (formerly Mackay Ventures, Inc.) since 2001. Mr. Mackay has extensive experience in establishing and developing new enterprises both from management and operational aspects, including the formation and growth of several of his own ventures. Mr. Mackay’s extensive business background makes him a valuable member of the Board.

Larry Raskin. Mr. Raskin was initially appointed as a director of the Company on May 7, 2014. Mr. Raskin has been the Global Vice President of Leadership Development of ACN Inc., a telecommunications company, since 2012. Mr. Raskin joined ACN Inc. in 1994 and has held various positions in the company, including Vice President of Sales North America from 2001 to 2006 and Senior Vice President in 2012 prior to stepping into his current position. Prior to joining ACN Inc., Mr. Raskin was National Marketing Director at National Safety Associates of Memphis, Tennessee from 1988 to 1994. Mr. Raskin’s extensive business background makes him a valuable member of the Board.

James McNulty. Mr. McNulty was initially appointed as a director of the Company on January 4, 2016. Mr. McNulty has served as Chief Financial Officer of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in development of pharmaceuticals, since 2000. Mr. McNulty was Chief Financial Officer of Biodelivery Sciences International, Inc. (NASDAQ: BDSI) from 2000 until his retirement from BDSI in December 2014. BDSI is a specialty pharmaceutical company that is leveraging its novel and proprietary patented drug delivery technologies to develop and commercialize, either on its own or in partnerships with third parties, new applications of proven therapeutics. The development strategy focuses on utilization of the FDA’s 505(b)(2) approval process to potentially obtain timely and efficient approval of new formulations of previously approved therapeutics which incorporate the company's licensed drug delivery technologies. Mr. McNulty has performed accounting and consulting services, including expert testimony as a Certified Public Accountant since 1975. Mr. McNulty chairs the Company’s audit committee which was formally chartered on March 16, 2016. Mr. McNulty’s knowledge of the pharmaceutical industry and technical accounting issues as well as extensive business background makes him a valuable addition to the Board.

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

Committees of the Board of Directors

The Company has formal Compensation and Audit Committees. All other functions of the Board, including those functions performed by a Nominating Committee, are being undertaken by the Board of Directors as a whole.

The Compensation Committee consists of Larry Raskin and James McNulty, and has established a charter that requires all members of the Compensation Committee to be “non-employee directors” for purposes of Rule 16b-3 of the Exchange Act, and satisfy the requirements of an “outside director” for purposes of Section 16(m) of the Internal Revenue Code. The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee's purposes or assigned by the Board of Directors from time to time. The Compensation Committee's specific responsibilities are delineated in its charter.

The Audit Committee consists of James McNulty and Bart Mackay, and has established a charter that requires all members of the Audit Committee to be independent in accordance with applicable listing standards. Our securities are quoted on the OTC Bulletin Board, which does not have any director independence requirements. Further, companies with securities only listed on the OTC Bulletin Board are not required to comply with the independence standards set forth in Rule 10A-3(b)(1) of the Exchange Act. Mr. Mackay is not independent under the New York Stock Exchange Listing Manual. Our Board of Directors has also determined that Mr. McNulty is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

The Audit Committee’s responsibilities include: a) selecting and evaluating the performance of our independent auditors; b) reviewing the scope of the audit to be conducted by our independent auditors, as well as the result of their audit, and approving audit and non-audit services to be provided; c) reviewing and assessing our financial reporting activities and disclosure, including our earnings press releases and periodic reports, and the accounting standards and principles followed; d) reviewing the scope, adequacy and effectiveness of our internal control over financial reporting; e) reviewing management’s assessment of our compliance with our disclosure controls and procedures; f) reviewing our public disclosure policies and procedures; g) reviewing our guidelines and policies regarding risk assessment and management, our tax strategy and our investment policy; h) reviewing and approving related-party transactions; and i) reviewing threatened or pending litigation matters and investigating matters brought to the committee’s attention that are within the scope of its duties.

We do not have a formal policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board. We do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year 2015 with the exception of the late filing of two Form 4s by each of Michael Mona, Jr., Michael Mona, III, Larry Raskin and Roen Ventures, LLC, Mai Dun Limited, LLC, Mercia Holdings, LLC, Mackay Ventures, LLC and Bart Mackay, as a group (the “Mackay Group”), the late filing of four Form 4s by Joseph Dowling and the failure to file a Form 5 by the Mackay Group. Each of the abovementioned reports contained one transaction except for one late-filed Form 4 filed by Michael Mona, III and one late-filed Form 4 filed by the Mackay Group which each had two transactions.

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

Family Relationships

Our Vice President of Operations, Michael Mona, III, is the son of our President, Chief Executive Officer and Director, Michael Mona, Jr.

Compensation of Directors

We have an informal plan for compensating our directors for their services, whereby each director, other than our Chairman, receives $500 per meeting of the Board of Directors attended. Each of our directors are expected in the future to receive stock grants as further compensation for their services.

Name of Directors * indicates Independent Director	Fiscal Year	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)

Michael Mona, Jr. (1)	2015	$–	$–	$–	$–	$–
	2014	$–	$–	$–	$–	$–

Bart Mackay	2015	$1,500	$35,000	$–	$–	$36,500
	2014	$2,000	$70,500	$–	$–	$72,500

* Larry Raskin	2015	$1,500	$–	$9,986	$–	$11,486
	2014	$1,500	$–	$–	$–	$1,500

* Ted Sobieski (2)	2014	$500	$70,500	$–	$–	$71,000

* James McNulty (3)	2015	$-	$-	$–	$–	$-

(1)	See disclosure above under “Executive Compensation” and “Summary Compensation Table”.
(2)	Resigned on May 7, 2014.
(3)	Appointed on January 4, 2016.

On October 1, 2014, two non-employee Company directors were each granted 25,000 shares of common stock with a value equal to the fair market value of the Company’s common stock at the time of the grant. On March 16, 2015, Bart Mackay was awarded 25,000 shares of common stock with a value equal to the fair market value of the Company’s common stock at the time of grant. In September 2015, the Compensation Committee approved the grant of 25,000 stock options to Mr. Raskin. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of November 2, 2015, 25,000 option shares have vested, and Mr. Raskin has not exercised any stock options. On December 17, 2015, the Board of Directors of the Company approved an award of 25,000 shares of common stock to Bart Mackay with a value equal to the fair market value of the Company’s common stock at the time of grant.

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

On September 23, 2015, the Compensation Committee approved the grant of 1,470,000 stock options to Michael Mona, Jr., the Company’s President and Chief Executive Officer. The stock option has a term of ten (10) years, is durational-based, with 100% of the option shares vesting on the date of grant. On December 28, 2015, the Compensation Committee approved the grant of 530,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, is durational-based, with 100% of the option shares vesting on the date of grant.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our Chief Executive Officer and the two next most highly compensated officers. The value attributable to any option awards is computed in accordance with Financial Standards Accounting Board ASC 718 Share-Based-Payment (“ASC 718”).

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)
Michael Mona, Jr.	2015	$300,000	$15,000	$–	$790,740	$–	$–	$–	$1,105,740
Chairman, CEO	2014	$209,521	$10,000	$–	$8,323,224	$–	$–	$–	$8,542,745

Michael Mona, III	2015	$180,000	$15,000	$590,000	$183,959	$–	$–	$–	$968,959
VP, Operations	2014	$137,808	$10,000	$705,000	$1,149,819	$–	$–	$–	$2,002,627

Joseph Dowling	2015	$215,384	$15,000	$–	$240,339	$–	$–	$–	$470,723
Chief Financial Officer and Secretary	2014	$100,000	$10,000	$–	$1,506,949	$–	$–	$–	$1,616,949

 ______________________________

(1)	These amounts reflect the grant date fair value of stock awards as determined by the market price of the Common Stock on the date of grant.
(2)	These amounts reflect the grant date fair value of stock options as determined under FASB ASC Topic 718 and using the Black-Scholes model. The underlying valuation assumptions for stock option awards made are further disclosed in Note 13 to our consolidated financial statements filed with our Annual Reports on Form 10-K for the year ended December 31, 2015.

Compensation Arrangements

The Board of Directors approved a salary of $300,000 for our President and Chief Executive Officer on August 25, 2014. During fiscal year 2015, Mr. Mona was paid an aggregate sum of $1,105,740. In September 2015, the Compensation Committee approved the grant of 1,470,000 stock options to Mr. Mona.  The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant.  In December 2015, the Compensation Committee approved the grant of 530,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.

The Board of Directors approved a salary of $180,000 for our Vice President, Operations on August 25, 2014. During fiscal year 2015, Mr. Mona III was paid an aggregate sum of $968,959. In September 2015, the Compensation Committee approved the grant of 343,000 stock options to Mr. Mona III.  The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant.

Joseph Dowling was appointed as the Company’s Chief Financial Officer on June 16, 2014 with an annual salary of $200,000. The Board of Directors approved a salary increase to $250,000 for Mr. Dowling on September 4, 2015. During the fiscal year 2015 Mr. Dowling was paid an aggregate sum of $470,723. On May 21, 2015, the Compensation Committee approved a grant of 100,000 stock options to Mr. Dowling. The stock option is durational-based, with 25% vested on May 21, 2016, and the remaining options vesting in 36 equal monthly installments. In September 2015, the Compensation Committee approved the grant of 200,000 stock options to Mr. Dowling.  The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. In December 2015, the Compensation Committee approved the grant of 150,000 stock options to Mr. Dowling. The stock option is durational-based, with 50% of the shares subject to the option vested on September 23, 2016 and the remaining options vesting in twelve (12) successive equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant.

Option Grants

On July 23, 2014, Company stockholders approved the Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. This Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. On December 21, 2015, Company stockholders approved an amendment to the Amended 2013 Plan, increasing the number of shares that may be issued under the Amended 2013 Plan to 15,000,000 shares of common stock. As of December 31, 2015, the Company had 5,200,964 of authorized unissued shares reserved and available for issuance under the Amended 2013 Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides a summary of all outstanding equity awards for Named Executive Officers at the end of fiscal year 2015.

	Option Awards						Stock Awards
Name	Award Grant and Commencement of Vesting Date	Number of securities underlying unexercised option (#) exercisable	Number of securities underlying unexercised option (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Mona, Jr.	12/08/2014	4,000,000	–	–	$2.64	12/08/2024	–	–	–	–
Chairman and CEO	9/23/2015	1,470,000	–	–	$0.73	9/23/2025	–	–	–	–
	12/28/2015	530,000	–	–	$0.16	12/28/2025	–	–	–	–

Joseph Dowling	10/1/2014	224,988	375,012	–	$2.82	10/1/2024	–	–	–	–
Secrretary and CFO	5/21/2015	–	100,000	–	$1.39	5/21/2025	–	–	–	–
	9/23/2015	–	200,000	–	$0.73	9/23/2025	–	–	–	–
	12/28/2015	–	150,000	–	$0.16	12/28/2025	–	–	–	–

Michael Mona, III	10/1/2014	374,960	125,040	–	$2.82	10/1/2024	–	–	–	–
VP of Operations	9/23/2015	–	343,000	–	$0.73	9/23/2025	–	–	–	–

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth, as of April 14, 2016, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 2688 South Rainbow Boulevard, Suite B, Las Vegas, NV 89146.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
Mai Dun Limited (3)	5,463,162	10.61%
Mackay Ventures, LLC (4)	6,027,094	11.70%
James J. Mahoney (5)	4,502,165	8.74%
Rhonda Mona (6)	3,824,164	7.42%
Michael Mona III (7)	2,157,082	4.19%
Joseph Dowling (8)	287,500	*
Michael Mona, Jr. (9)	6,000,000	11.65%
Bart Mackay (10)	6,156,726	11.95%
Larry Raskin (11)	490,000	*
James McNulty (12)	50,000	*

All executive officers and directors as a group (six persons)	–	29.39%

 _______________________

* Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 51,513,924 shares of our common stock outstanding on April 14, 2016, and are calculated as required by rules promulgated by the SEC.
(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.
(3)	Representing Mai Dun Limited, LLC’s direct ownership of 5,463,162 shares.
(4)	Beneficial ownership of Mackay Ventures LLC is reported based upon its direct ownership of 618,564 shares and its 99% ownership in Mai Dun Limited, LLC. The address of Mackay Ventures LLC is 6325 S. Jones Blvd., Suite 500, Las Vegas, Nevada 89118.
(5)	James J. Mahoney acquired his shares from Roen Ventures, LLC in satisfaction of certain debt owing by Roen Ventures, LLC to Mr. Mahoney.
(6)	Represents 824,164 shares owned by Aegean Limited, LLC, which is solely owned by Ms. Mona and 3,000,000 shares subject to the December 2014 Option (as defined below). Pursuant to that certain Decree of Divorce, dated July 23, 2015 (the "Decree"), issued by the District Court, Clark County, Nevada (the "Court"), the Court awarded 3,000,000 shares of the December 2014 Option to Ms. Rhonda Mona, the ex-wife of Mr. Mona. Pursuant to the Company’s Amended and Restated 2013 Equity Incentive Plan (the “Plan”), the stock options to purchase shares of our common stock granted under the Plan may not be transferred, however, pursuant to the Decree the Ms. Mona believes that Ms. Mona has shared beneficial ownership of 3,000,000 of the shares of our common stock that would be acquired upon exercise of the option.

(7)	Michael Mona III owns 980,000 shares of record, is a beneficial owner and beneficiary of Mik Nik Trust, which owns 750,000 shares, and on October 6, 2014 was granted a stock option to purchase 500,000 shares of common stock. The stock option has a term of ten (10) years, is durational-based, with 229,166 option shares vested on the grant date, and the remaining option shares vesting in twenty-six (26) equal monthly increments. As of April 14, 2016, 406,249 option shares have vested and another 20,833 will vest within 60 days. In September 2015, the Compensation Committee approved the grant of 343,000 stock options to Mr. Mona III. The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of April 14, 2016, no option shares have vested and no option shares will vest within 60 days.
(8)	On October 6, 2014, the Compensation Committee approved the grant of 600,000 stock options to Mr. Dowling. The stock option is durational-based, with 25% vested on June 16, 2015, and the remaining options vesting in 36 equal monthly installments. As of April 14, 2016, 262,500 option shares have vested and another 25,000 shares will vest within 60 days. On May 21, 2015, the Compensation Committee approved a grant of 100,000 stock options to Mr. Dowling. The stock option is durational-based, with 25% vested on May 21, 2016, and the remaining options vesting in 36 equal monthly installments. As of April 14, 2016, no option shares have vested and no option shares will vest within 60 days. In December 2015, the Compensation Committee approved the grant of 150,000 stock options to Mr. Dowling. The stock option is durational-based, with 50% of the shares subject to the option vested on September 23, 2016 and the remaining options vesting in twelve (12) successive equal monthly installments measured from September 23, 2016. As of April 14, 2016, no option shares have vested and no option shares will vest within 60 days.

(9)	On December 8, 2014, the Compensation Committee approved the grant of 4,000,000 stock options to Michael Mona, Jr., the Company’s President and Chief Executive Officer (the “December 2014 Option”). The stock option is durational-based, with 67% vested as of the date of grant and the remainder vesting in twelve (12) equal monthly installments measured from January 31, 2015. In September 2015, the Compensation Committee approved the grant of 1,470,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of April 14, 2016, both grants were fully vested and 5,470,000 option shares have vested under both grants. In December 2015, the Compensation Committee approved the grant of 530,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of April 14, 2016, 530,000 option shares have vested. Pursuant to the Decree issued by the Court, the Court awarded 3,000,000 shares of the December 2014 Option to Ms. Rhonda Mona, the ex-wife of Mr. Mona. Pursuant to the Plan, the stock options to purchase shares of common stock granted under the Plan may not be transferred, however, pursuant to the Decree the Mr. Mona believes that Ms. Mona has shared beneficial ownership of 3,000,000 of the shares of our common stock that would be acquired upon exercise of the option.
(10)	Beneficial ownership of Bart Mackay is reported based upon his direct ownership of 75,000 shares, his 100% ownership in Mackay Ventures, LLC and his 1% interest in Mai Dun Limited, LLC. Bart Mackay is deemed to have shared voting and investment power over the shares of our common stock owned by each of Mai Dun Limited, LLC and Mackay Ventures LLC.
(11)	Mr. Raskin purchased 400,000 shares of common stock in the Company’s previous private placement, as disclosed in Mr. Raskin’s Form 4 filed with the SEC on May 7, 2014. On May 5, 2015, the Compensation Committee approved the grant of 40,000 stock options to Mr. Raskin. The stock option is fully-vested on the date of grant, and as of July 20, 2015, 40,000 of the option shares have vested. On May 5, 2015, the Compensation Committee approved the issuance of a stock award in the amount of 25,000 shares of the Company’s common stock to Mr. Raskin. In September 2015, the Compensation Committee approved the grant of 25,000 stock options to Mr. Raskin. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of April 14, 2016, 25,000 option shares have vested, and Mr. Raskin has not exercised any stock options.
(12)	Mr. McNulty acquired 50,000 shares pursuant to that certain Agreement and Plan of Reorganization dated December 30, 2015 by and among CANNAVEST Merger Sub, Inc., a wholly-owned subsidiary of the Company, CANNAVEST Acquisition LLC, a wholly-owned subsidiary of the Company, CanX, Inc. and The Starwood Trust, as the Shareholder Representative. Mr. McNulty was a shareholder of CanX, Inc., and acquired his shares of the Company in exchange pursuant to the merger transaction.

EQUITY COMPENSATION PLAN INFORMATION

On July 23, 2014, Company shareholders approved the Amended 2013 Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. On December 21, 2015, Company shareholders approved an amendment to the Amended 2013 Plan, increasing the number of shares that may be issued to 15,000,000 shares of common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	9,799,036	$1.97	5,200,964

Equity compensation plans not approved by security holders	–	–	–
	9,799,036	$1.97	5,200,964

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction since January 1, 2015 which materially affects the Company or has affected the Company.

On January 2, 2015, the Compensation Committee approved the award of 250,000 shares of common stock to the Company’s Vice President of Operations, Michael Mona, III, with a value equal to the fair market value of the Company’s common stock at the time of the award. On September 23, 2015, the Compensation Committee approved the grant of 343,000 stock options to Michael Mona, III, the Company’s Vice President of Operations. The stock option has a term of ten (10) years, is durational-based, with 50% of the option shares vesting on September 23, 2016, and the remaining option shares vesting in twelve (12) equal monthly installments.

On May 21, 2015, the Compensation Committee approved the grant of 100,000 stock options to Joseph Dowling, the Company’s Chief Financial Officer. The stock option has a term of ten (10) years, is durational-based, with 25% of the option shares vesting on May 21, 2016, and the remaining option shares vesting in thirty-six (36) equal monthly installments. On September 23, 2015, the Compensation Committee approved the grant of 200,000 stock options to Mr. Dowling. The stock option has a term of ten (10) years, is durational-based, with 50% of the option shares vesting on September 23, 2016, and the remaining option shares vesting in twelve (12) equal monthly installments. On December 28, 2015, the Compensation Committee approved the grant of 150,000 stock options to Mr. Dowling. The stock option has a term of ten (10) years, is durational-based, with 50% of the option shares vesting on December 28, 2016, and the remaining option shares vesting in twelve (12) equal monthly installments.

On September 23, 2015, the Compensation Committee approved the grant of 1,470,000 stock options to Michael Mona, Jr., the Company’s President and Chief Executive Officer. The stock option has a term of ten (10) years, is durational-based, with 100% of the option shares vesting on the date of grant. On December 28, 2015, the Compensation Committee approved the grant of 530,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, is durational-based, with 100% of the option shares vesting on the date of grant.

For the year ended December 31, 2015, the Company recognized sales to the following related parties:

Party	Relationship	For the Year ended December 31, 2015
Medical Marijuana, Inc. ("MJNA")	Stockholder	$2,002,910
HempMeds PX	80% owned by MJNA	–
Total sales to related parties		$2,002,910
Percent of total sales		17.4%

At December 31, 2015, the Company had three notes receivable totaling $617,681, one of which is from sale of inventory to MJNA, and a note from a litigation settlement with MJNA (Note 3).

We recognized litigation revenue of $756,714 for the year ended December 31, 2015 related to the Company’s Settlement Agreement. Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000, bearing interest at 6% per annum (the “Settlement Note”). In November 2015, MJNA failed to timely pay the fourth payment installment under the Settlement Agreement and therefore defaulted on the Settlement Note. On December 3, 2015, the Company foreclosed on the Settlement Note collateral consisting of Company common stock. The foreclosure resulted in the Company obtaining rights to receive 624,750 shares of our common stock in full satisfaction of the remaining principal and accrued interest balance on the Settlement Note. At the foreclosure date, the Company took immediate possession of 500,000 shares of our common stock held in escrow. At December 31, 2015, the Company was arranging to obtain the remaining 124,750 shares of our common stock.. The Settlement Note balance of $60,351 at December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,750 shares of our common stock (Note 3).

We also recognized revenue related to the sale of our products to MJNA of $2,002,910 for the year ended December 31, 2015 and received a promissory note in the principal amount $2,002,910 (“MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for the product shipped to MJNA. The MJNA Promissory Note is secured by 2,000,000 shares of the Company’s common stock held in escrow. MJNA has failed to make any payments on the MJNA Promissory Note and is in default. The MJNA Promissory Note is likely not collectible, and the probable form of collection is for the Company to foreclose on the 2,000,000 shares of Company common stock.

During the year ended December 31, 2015, the Company paid $3,948,304 to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our securities are quoted on the OTC Bulletin Board, which does not have any director independence requirements. However, the Board of Directors has determined that two members of our Board, Mr. Raskin and Mr. McNulty, are independent under the New York Stock Exchange Listing Manual. Prior to their respective resignations on October 31, 2013 and May 7, 2014, the Board had determined that each of Mr. Edward Wilson and Mr. Theodore Sobieski were independent under the New York Stock Exchange Listing Manual.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees, as applicable, of PKF Certified Public Accountants (“PKF”), a Professional Corporation, our independent auditor for the years ended December 31, 2015 and 2014; billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2015	2014
Audit Fees (1)	$93,595	$87,022
Audit Related Fees (2)	$25,403	$39,531
Tax Fees (3)	$7,200	$11,400
All Other Fees (4)	$19,940	$505

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

(3) Tax fees consist of professional fees rendered by our outside tax advisors (other than PKF) for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical advice.

(4) All other fees consist of fees for other miscellaneous items.

Our Audit Committee has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Audit Committee, or, in the period between meetings, by a designated member of the Board of Directors or Audit Committee. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting.  The audit fees paid to the auditors with respect to 2015 were pre-approved by the Audit Committee. The audit fee paid to the auditor with respect to 2014 were pre-approved by the entire Board of Directors.

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

CV Sciences, Inc. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer
Dated April 14, 2016

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer
Dated April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mona, Jr.	President, Chief Executive Officer and	April 14, 2016
Michael Mona, Jr.	Director

/s/ Bart P. Mackay	Director	April 14, 2016
Bart P. Mackay

/s/ Larry Raskin	Director	April 14, 2016
Larry Raskin

/s/ James McNulty	Director	April 14, 2016
James McNulty

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.
3.1 (1)	Certificate of Incorporation of CannaVest Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVest Corp., dated as of January 26, 2013.
3.3*	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016
4.1 (2)	CannaVest Corp. Specimen Stock Certificate
10.1*	CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan, as amended.
10.2(3)	Form of Stock Option Award Grant Notice and Form of Stock Award Agreement.
14.1(4)	CannaVest Corp. Code of Ethics.
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(3)	Incorporated by reference from an exhibit to our Form S-8 filed on October 6, 2014.
(4)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 16, 2013.

CV Sciences, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CV Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CV Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. CV Sciences, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Sciences, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
San Diego, California	PKF
April 14, 2016	Certified Public Accountants
A Professional Corporation

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash (Note 2)	$518,462	$2,302,418
Accounts receivable, net (Note 2)	870,552	282,407
Notes receivable - current portion (Note 3)	617,681	1,508,468
Prepaid inventory	–	519,620
Inventory (Note 4)	14,133,920	11,666,251
Prepaid expenses and other current assets	451,127	527,104
Total current assets	16,591,742	16,806,268

Property & equipment, net (Note 2)	439,615	516,423
Intangibles, net (Note 7)	5,620,000	2,535,000
Goodwill (Note 7)	4,643,812	1,855,512
Note receivable - long term portion (Note 3)	–	26,705
Total other assets	10,703,427	4,933,640

Total assets	$27,295,169	$21,739,908

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$659,408	$546,387
Accrued expenses (Note 5)	522,719	118,206
Secured convertible promissory notes payable, net (Note 9)	881,803	–
Unsecured note payable	138,975	–
Contingent consideration (Note 6)	250,000	–
Total current liabilities	2,452,905	664,593

Non-current liabilities
Deferred tax liability	1,556,300	–
Total liabilities	4,009,205	664,593

Commitments and contingencies (Note 14)

Stockholders' equity (Note 12)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 45,451,389 and 33,419,166 shares issued and outstanding as of December 31, 2015 and 2014, respectively	4,544	3,341
Additional paid-in capital	39,270,911	24,828,337
Accumulated deficit	(15,989,491)	(3,756,363)
Total stockholders' equity	23,285,964	21,075,315

Total liabilities and stockholders' equity	$27,295,169	$21,739,908

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2015	2014
Product sales, net	$11,529,402	$10,190,667
Cost of goods sold	4,421,102	4,387,002
Gross Profit	7,108,300	5,803,665

Litigation settlement income (Note 3)	756,714	–

Operating Expenses:
Selling, general and administrative	17,754,598	13,357,633
Research and development	1,320,003	999,280
Total Operating Expenses	19,074,601	14,356,913

Operating Loss	(11,209,587)	(8,553,248)

Other income (expense):
Interest income	18,287	30,703
Interest expense	(968,615)	(615,344)
Allocated losses on KannaLife Sciences investment	–	(38,552)
Gain on sale of KannaLife Sciences investment (Note 8)	–	7,899,306
Other	(73,213)	(34,816)
Total Other (Expense) Income	(1,023,541)	7,241,297

Loss before taxes	(12,233,128)	(1,311,951)
Provision for income taxes	–	–
Net Loss	$(12,233,128)	$(1,311,951)

Weighted average common shares outstanding
Basic	35,142,094	31,581,101
Net loss per common share
Basic	$(0.35)	$(0.04)

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2013	15,580,000	$1,558	$10,749,662	$(2,444,412)	$8,306,808
Shares issued for cash (net of expenses) (Note 12)	8,031,666	803	8,421,697	–	8,422,500
Shares issued for conversion of note from Roen Ventures, LLC (Note 12)	10,000,000	1,000	5,999,000	–	6,000,000
Shares issued pursuant to employment agreement	7,500	–	42,125	–	42,125
Shares received in exchange for sale of equity investment (Notes 2 and 8)	(500,000)	(50)	(8,299,950)	–	(8,300,000)
Stock based compensation	300,000	30	7,915,803	–	7,915,833
Net loss	–	–	–	(1,311,951)	(1,311,951)
Balance, December 31, 2014	33,419,166	3,341	24,828,337	(3,756,363)	21,075,315

Shares issued for cash (net of expenses) (Note 12)	1,260,000	126	2,519,874	–	2,520,000
Shares issued pursuant to underwriting services	30,000	3	87,597	–	87,600
Shares issued pursuant to professional services	225,993	22	328,380	–	328,402
Fair value of notes payable beneficial conversion feature (Note 9)	–	–	612,500	–	612,500
Shares issued pursuant to conversion of senior convertible promissory notes (Note 9)	5,716,230	572	777,801	–	778,373
Shares issued pursuant to CanX acquisition (Note 6)	5,000,000	500	1,149,500	–	1,150,000
CanX acquisition contingent consideration (Note 6)	–	–	3,489,000	–	3,489,000
Shares received in exchange for repayment of note receivable (Note 3)	(500,000)	(50)	(241,839)	–	(241,889)
Stock-based compensation	300,000	30	5,719,761	–	5,719,791
Net loss	–	–	–	(12,233,128)	(12,233,128)
Balance - December 31, 2015	45,451,389	$4,544	$39,270,911	$(15,989,491)	$23,285,964

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(12,233,128)	$(1,311,951)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,012,335	933,600
Amortization of debt issuance costs	264,699	–
Amortization of beneficial conversion feature of convertible debt	574,108	589,474
Stock issued pursuant to employment agreement	–	42,125
Stock-based compensation	5,719,791	7,915,833
Note receivable issued on litigation settlement	(600,000)	–
Stock issued for services	328,402	–
Loss in equity investment	–	38,552
Gain on sale of equity investments	–	(7,899,306)
Bad debt expense	2,654,836	(300,000)
Other	–	34,816
Change in operating assets and liabilities:
Accounts receivable	(588,145)	1,205,952
Prepaid inventory	519,620	1,215,211
Inventory	(2,467,669)	(9,192,929)
Prepaid expenses and other current assets	75,977	(352,787)
Accounts payable	113,021	190,859
Accrued expenses	417,886	178,552
Net cash used in operating activities	(4,208,267)	(6,711,999)

INVESTING ACTIVITIES
Cash paid on CanX acquisition	(250,000)	–
Purchase of equipment	(113,527)	(449,211)
Issuance of note receivable	(2,002,910)	(1,200,000)
Repayment of notes receivable	623,677	264,827
Net cash flows used in investing activities	(1,742,760)	(1,384,384)

FINANCING ACTIVITIES
Common stock issued for cash	2,520,000	8,247,500
Borrowing from convertible debt, net	1,508,096	–
Issuance of note payable from vendor	178,054	–
Payments on note payable from vendor	(39,079)
Repayment of loan to Roen Ventures	–	(92,069)
Repayment of loan from related party	–	(300)
Net cash flows from financing activities	4,167,071	8,155,131

Net (decrease) increase in cash	(1,783,956)	58,748
Cash, beginning of year	2,302,418	2,243,670
Cash, end of year	$518,462	$2,302,418

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

	For the years ended December 31,
	2015	2014
Supplemental disclosures of non-cash transactions:
Goodwill acquired in CanX acquisition	$2,538,300	$–
Intangible asset acquired in CanX acquisition	3,907,000	–
Contingent consideration on CanX acquisition	(3,739,000)	–
Common shares issued on CanX acquisition	(1,150,000)	–
Deferred tax liability on CanX Acquisition	(1,556,300)	–
Beneficial conversion feature on convertible debt	(612,500)	–
Conversion of convertible promissory notes	765,000	–
Common stock received in exchange for payment on notes receivable	241,889	–
Common stock issued for services	(87,600)	–
Common stock issued for accrued interest	(13,373)	–
Conversion of Line of credit – Roen Ventures, LLC to common stock	–	6,000,000
Conversion of accounts receivable to note receivable	–	(600,000)
Common stock to be issued	–	(175,000)
Common stock received in exchange for sale of investment	–	8,300,000

Supplemental cash flow disclosures:
Interest paid	$–	$187,453

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

CV Sciences, Inc. (the “Company,” “we,” “our” or “us”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, the Company’s predecessor, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.” The Company previously operated under the corporate name of CannaVest Corp.

The change in corporate name was undertaken in connection with the acquisition of CanX Inc., a Florida corporation (“CanX”). As more fully set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016 (the “CanX 8-K”), on December 30, 2015, we entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) with CANNAVEST Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), CANNAVEST Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “LLC”), CanX and the Starwood Trust, as the Shareholders’ Representative (the “CanX Acquisition”). Pursuant to the Purchase Agreement, Merger Sub merged with and into CanX with CanX surviving such merger. Immediately following effectiveness of the merger, CanX merged with and into the LLC with the LLC surviving such merger. Upon consummation of these transactions, CanX ceased to exist and all property, rights, privileges, powers and franchises of CanX vested in the LLC, and all debts, liabilities and duties of CanX became the debts, liabilities and duties of the LLC. In consideration for the acquisition of CanX and its wholly-owned subsidiary, Canabine, LLC, a Florida limited liability company, the Company paid and issued to the former shareholders of CanX at closing an aggregate sum of $250,000 in cash and 5,000,000 shares of the Company’s common stock. Subject to the Company achieving certain post-closing milestones, the Company will pay and issue certain additional contingent consideration to the former shareholders of CanX, as more particularly set forth in the CanX 8-K (see Note 6).

As a result of the CanX Acquisition, the Company is positioned both as a specialty pharmaceutical company focused on developing and commercializing novel therapeutics utilizing synthetic Cannabidiol (“CBD”); and, to continue our existing consumer product business segment in manufacturing, marketing and selling plant-based CBD products to a range of market sectors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of CV Sciences, Inc. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC, Plus CBD, LLC. and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations on January 29, 2013.

Liquidity – For the years ended December 31, 2015 and 2014, the Company had net losses of $12,233,128 and $1,311,951, respectively. In addition, for the years ended December 31, 2015 and 2014, the Company had negative cash flows from operations of $4,208,267 and $6,711,999, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for 2016, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2016 crop. The Company’s pharmaceutical business segment will require additional capital of approximately $1,500,000 over the next 12 months. We currently have an executed term sheet on a financing arrangement that would provide this capital. Management believes that it will be able to obtain such financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Business Combinations - We apply the provisions of the Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions including without limitation the CanX Acquisition. ASC 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from supply chain relationships with growers and processors of our hemp extracted CBD oil;

•	expected costs to develop the In-process Research and Development (“IPR&D”) into commercially viable pharmaceutical products and estimated cash flows from the projects when completed;

•	the acquired company’s brand, trade names and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio; and

•	discount rates.

Goodwill and Intangible Assets – The Company evaluates the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with ASC 350 Intangibles – Goodwill and Other and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. During the years ended December 31, 2015 and 2014, there were no impairments.

Use of Estimates - The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing notes payable beneficial conversion features and stock-based compensation, and the allowance for doubtful accounts. It is at least reasonably possible that a change in the estimates will occur in the near term.

Reportable Segment – With the recent CanX Acquisition, the Company has two business segments. Our consumer products segment develops, manufactures and markets products based on plant-based CBD, including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care, specialty foods and vape. Our drug development segment is newly established to develop a variety of drug candidates which use synthetic CBD as a primary active ingredient.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of December 31, 2015 and 2014, the Company had no cash equivalents.

Concentrations of Credit Risk - As of December 31, 2015, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $154,431 at December 31, 2015.

At December 31, 2015, the Company had three notes receivable totaling $617,681, two of which are from sale of inventory to MediJane Holdings and Medical Marijuana, Inc. (“MJNA”), and the third note is from a litigation settlement with MJNA (Note 3). Two customers represented 83% of our accounts receivable balance at December 31, 2015. Sales from two customers accounted for 30% of total sales for the year ended December 31, 2015 (Note 10).

At December 31, 2014, the Company has a $1,200,000 note receivable related to a single customer, MediJane Holdings, Inc. In addition, one customer represented 62% of our accounts receivable balance at December 31, 2014. Sales from two customers accounted for 65% of total sales for the year ended December 31, 2014 (Note 10).

Accounts Receivable – Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company grants credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable for large accounts are generally secured. Smaller accounts receivable, generally less than $10,000, are unsecured and no interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each December 31, 2015 and 2014, the Company had recorded an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

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

Sales Tax – The Company is responsible for collecting tax on sales to end customers and remitting these taxes to applicable jurisdictions. These taxes are assessed based on the location of the end customer and the laws of the jurisdiction in which they reside.

Shipping and Handling – Shipping and handling costs totaled $377,316 and $57,885 for the years ended December 31, 2015 and 2014, respectively, and are recorded in selling, general and administrative expense.

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

Bulk Oil Products – Sales of bulk oil products are generally final, and beginning in 2015 the Company does not accept returns under any circumstances.

There is no allowance for customer returns at December 31, 2015 or 2014 due to insignificant return amounts experienced during the years ended December 31, 2015 and 2014.

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

Inventory - Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of December 31, 2015 and 2014. Amounts paid to suppliers in advance for inventory is classified as prepaid inventory. Once the Company has assumed ownership, the cost of prepaid inventory is reclassified to inventory. As of December 31, 2015, the Company had $7,812,530 of inventory in Germany and The Netherlands.

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

Property and equipment, net, at December 31, 2015 and 2014 were as follows:

	Useful Lives	2015	2014
Office furniture and equipment	3 years	$323,265	$231,440
Tenant improvements	14 to 39 months	70,592	56,474
Laboratory and other equipment	5 years	361,710	354,363
		755,567	642,277
Less: accumulated depreciation		(315,952)	(125,854)
		$439,615	$516,423

Depreciation expense for the years ended December 31, 2015 and 2014 was $190,335 and $112,100, respectively.

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

Debt Issuance Costs – Debt issuance costs have been capitalized as a discount to secured convertible promissory notes payable and are being amortized to interest expense using the interest method over the expected terms of the related debt agreements.

Loss per Share - The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 9,799,036 and 6,470,000 of stock options outstanding that are anti-dilutive at December 31, 2015 and 2014, respectively.  In addition, during the first quarter of 2016, the Company issued 5,562,535 shares of common stock in connection with conversion of convertible debt. Also, during the first quarter of 2016, the Company issued 500,000 shares of common stock in connection with investment banking services. A total of 6,062,535 shares of dilutive common stock were issued during the first quarter of 2016. The Company may also be required to issue up to 19,500,000 shares of common stock related to contingent consideration from the CanX Acquisition. All shares of common stock issued under the CanX Acquisition will be dilutive (Note 6).

Research and Development Expense - Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2015 and 2014 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2011.

Recent Issued and Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires companies to present debt issuance costs as a direct deduction from the carrying value of the related debt liability. ASU 2015-03 will be effective for fiscal years starting after December 15, 2015, including any interim periods within those years, however, early implementation is permitted. The Company has implemented this standard for the year ended December 31, 2015.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost of net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such annual period. Early application is permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which involve multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	NOTES RECEIVABLE

Notes receivable at December 31, 2015 and 2014 are comprised of the following:

	December 31, 2015	December 31, 2014
Dixie Botanicals note and accrued interest	$–	$335,173
MediJane Holdings note and accrued interest	60,351	1,200,000
Medical Marijuana, Inc. settlement note and accrued interest	480,000	–
Medical Marijuana, Inc. promissory note and accrued interest	77,330	–
	617,681	1,535,173
Less current portion	617,681	1,508,468
Long-term portion	$–	$26,705

The Dixie Botanicals note relates to an accounts receivable balance that was due on December 31, 2013. On January 10, 2014, Medical Marijuana, Inc. (“MJNA”) agreed to assume $725,000 of the accounts receivable and wrote-off $11,496. MJNA paid the Company $125,000 on January 17, 2014 towards this balance. The remaining $600,000 was subject to a promissory note between the parties, whereby MJNA was to make monthly payments including interest at 7% per annum over a two year period (“Dixie Note”). In July 2015, a settlement was reached whereby an accelerated payment of $150,000 was made in full satisfaction of the Dixie Note. As a result, the Company recorded a loss on the Dixie Note of $7,880 for the year ended December 31, 2015.

The MJNA settlement note relates to an agreement as reported in the Company’s Form 8-K filed with the SEC on July 20, 2015 (the “July Form 8-K”). As further discussed in the July Form 8-K, on July 14, 2015, the Company entered into a settlement agreement with MJNA, HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”) to settle multiple litigation matters between the Company and the MJNA Parties (the “Settlement Agreement”).

Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000 (“Settlement Note”), bearing interest at the rate of 6% per annum, payable in six equal monthly installments of $101,757 commencing August 15, 2015. The promissory note was secured by shares of the Company’s common stock held by the MJNA Parties. In November 2015, MJNA failed to timely pay the fourth payment installment under the Settlement and therefore defaulted on the Settlement Note. On December 3, 2015, the Company foreclosed on the Settlement Note collateral consisting of Company common stock. The foreclosure resulted in the Company obtaining rights to receive 624,750 shares of our common stock in full satisfaction of the remaining principal and accrued interest balance. At the foreclosure date, the Company took immediate possession of 500,000 shares held in escrow. At December 31, 2015, the Company was arranging to obtain the remaining 124,750 shares as collateral under the Settlement Note. The Settlement Note balance of $60,351 at December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,750 shares.

In August 2015, we entered into an agreement to sell MJNA our products and received from MJNA a promissory note in the principal amount of $2,002,910 (“MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for the product shipped to MJNA. The MJNA Promissory Note is secured by 2,000,000 shares of the Company’s common stock held in escrow. MJNA has failed to make any payments on the MJNA Promissory Note and is in default. The MJNA Promissory Note is likely not collectible, and the probable form of collection is for the Company to foreclose on the 2,000,000 shares of Company common stock. At December 31, 2015, the fair value of the collateral was determined to be $480,000, equal to the $0.24 per share closing price of the Company’s Common Stock as of December 31, 2015, multiplied by the 2,000,000 shares of Company common stock. As a result, the Company recorded a loss of $1,522,910 related to the MJNA Promissory Note for the year ended December 31, 2015.

The MediJane Holdings (“MJMD”) note relates to the sale of Company products during December 2014 in exchange for a convertible promissory note in the amount of $1,200,000 (“MJMD Note”). The full amount of the MJMD Note was due on June 23, 2015 along with accrued interest at 10%. In October 2015, we converted $42,350 of the principal amount of the MJMD Note into MJMD common stock. MJMD was unable to secure financing in support of its operations and was not able to sell or otherwise commercialize the Company products purchased. In February 2016, the Company entered into an amendment to the MJMD Note, providing for the return of Company products previously sold to MJMD. A portion of the Company products previously sold to MJMD were returned to the Company in February 2016 with the remaining products to be returned in June 2016. At December 31, 2015, the fair value of the Company products to be returned was determined to be $77,330, equal to the cost value of the Company products to be returned. As a result, the Company recorded a loss of $1,203,258 related to the MJMD Note and also recorded a loss of $42,350 in connection with the MJMD common stock owned by the Company.

4.	INVENTORY

Inventory at December 31, 2015 and 2014 is comprised of the following:

	December 31, 2015	December 31, 2014
Raw materials	$13,668,255	$11,209,119
Finished goods	465,665	457,132
	$14,133,920	$11,666,251

5.	ACCRUED EXPENSES

Accrued expenses at December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Accrued interest on convertible debt	$69,063	$–
Accrued payroll expenses	160,960	68,920
Other accrued liabilities	292,696	49,286
	$522,719	$118,206

6.	ACQUISITIONS

On December 30, 2015, we completed the CanX Acquisition, a business combination pursuant to a merger agreement with CanX. The assets acquired include in-process research and development, trade names and non-compete agreements associated with pharmaceutical product development programs and a line of consumer products. The purchase price included $250,000 in cash, 5,000,000 shares of Company common stock, plus contingent consideration of $250,000 (subject to a new financing transaction with gross proceeds greater than $750,000) and 19,500,000 shares of Company common stock based on achieving certain post-closing milestones. The CanX Acquisition positions the Company to pursue both pharmaceutical product development and branded consumer products utilizing CBD.

The contingent consideration arrangement requires us to issue up to 19,500,000 shares of Company common stock to the selling CanX shareholders upon successful completion of the following milestones: a) 4,500,000 shares of Company common stock the first time the Company completes development of a U.S. Food & Drug Administration (“FDA”) current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities, as confirmed in writing by the third party formulating entity engaged to conduct such development; b) 5,000,000 shares of Company common stock the first time the Company files an investigational new drug application with the FDA in connection with a development program utilizing CBD as the active pharmaceutical ingredient (a “CBD Drug Product”); c) 5,000,000 shares of Company common stock the first time the Company commences a Phase I clinical trial as authorized by the FDA for a CBD Drug Product; and, d) 5,000,000 shares of Company common stock the first time the Company commences a Phase II clinical trial as authorized by the FDA for a CBD Drug Product.

Payment of contingent consideration based on achievement of the milestones described above will range depending on whether or not the milestones are achieved and the Company’s stock price at the date of issuance of the stock for payment of the milestones. The fair value of contingent consideration on the acquisition date was estimated by utilizing a discounted cash flow method and applied estimates for probabilities of achieving commercialization of potential drug candidates over the period of potential patent expiration, estimated at 20 years. The discounted cash flow measure is based on significant Level 3 inputs not observable in the market.

In connection with the CanX Acquisition, the Company acquired IPR&D totaling $3,730,000, which is classified as an indefinite life asset and is not being amortized. In conjunction with this acquisition, the Company recognized $2,788,300 of goodwill. However, none of the goodwill, IPR&D and other intangible assets acquired are expected to be deductible for income tax purposes. Accordingly, in conjunction with the valuation of intangible assets acquired, it was determined that a deferred income tax liability of $1,556,300 was required to reflect the book to tax differences of the CanX Acquisition. This same amount was added to the goodwill balance.

The fair value of IPR&D on the acquisition date was estimated by utilizing the multiple-period excess earnings method with revenues projected to commence in 2021, is adjusted for probabilities, and used a discount rate of approximately 21%. The multiple-period excess earnings method measure is based on significant Level 3 inputs not observable in the market.

As a result of the CanX Acquisition, we expect to build on our reputation, experience and expertise in CBD to expand our corporate mission to include bringing the attributes of CBD to the prescription drug market. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the CanX Acquisition net identifiable assets and, as a result, we recorded goodwill in connection with this transaction.

The CanX Acquisition constituted the acquisition of a business and was recognized at fair value. The following reflects our allocation of the consideration:

Cash consideration	$250,000
Company common stock	1,150,000
Contingent purchase price liability	250,000
Contingent purchase price equity	3,489,000
Aggregate consideration	$5,139,000

The purchase price was allocated as follows:
In-process research and development	$3,730,000
Trade names	100,000
Non-compete agreements	77,000
Deferred tax liability	(1,556,300)
Goodwill	2,788,300
Total purchase price allocation	$5,139,000

The pro forma effects of the CanX Acquisition on the accompanying consolidated financial statements as if the acquisition had been completed on January 1, 2014 and 2015, are as follows:

	(Unaudited)
	For the years ended December 31,
	2015	2014
Total product sales, net	$11,695,570	$10,190,667
Net loss	(12,368,106)	(1,311,951)
Net loss per common share:
Basic	$(0.35)	$(0.04)

There were no revenues or expenses from the CanX Acquisition included in the Company’s consolidated statement of operations.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the years ended December 31, 2015 and 2014 was as follows:

Balance - December 31, 2013	$1,855,512
Additions due to acquisitions	–
Balance - December 31, 2014	1,855,512
Additions due to CanX acquisition	2,788,300
Balance - December 31, 2015	$4,643,812

During the fourth quarter of 2015 and 2014 we completed our annual impairment assessments and concluded that goodwill was not impaired in any of those years.

Intangible activity for the years ended December 31, 2015 and 2014 was as follows:

	Vendor Relationships	In-Process Research and Development	Trade Names	Non-compete Agreements	Total
Balance - December 31, 2013	$1,170,000	$–	$230,000	$2,710,000	$4,110,000
Additions due to acquisitions	–	–	–	–	–
Balance - December 31, 2014	1,170,000	–	230,000	2,710,000	4,110,000
Additions due to CanX acquisition	–	3,730,000	100,000	77,000	3,907,000
Balance - December 31, 2015	$1,170,000	$3,730,000	$330,000	$2,787,000	$8,017,000

Intangible assets consist of the following at December 31, 2015 and 2014:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)
Balance - December 31, 2015:
Vendor relationships	$1,170,000	$682,500	$487,500	5
In-process research and development	3,730,000	–	3,730,000	–
Trade names	330,000	134,167	195,833	5
Non-compete agreement	2,787,000	1,580,333	1,206,667	5
	$8,017,000	$2,397,000	$5,620,000

Balance - December 31, 2014:
Vendor relationships	$1,170,000	$448,000	$722,000	5
Trade names	230,000	88,167	141,833	5
Non-compete agreement	2,710,000	1,038,833	1,671,167	5
	$4,110,000	$1,575,000	$2,535,000

Amortization expense for the year ended December 31, 2015 and 2014 totaled $822,000 and $821,500, respectively.

Based on identified intangible assets that are subject to amortization as of December 31, 2015, we expect future amortization expense to be as follows for the years ending December 31:

2016	$857,400
2017	857,400
2018	104,400
2019	35,400
2020	35,400

8.	KANNALIFE SCIENCES INVESTMENT

During 2013, the Company invested $750,000 in KannaLife Sciences, Inc. (“KannaLife”), which represented a 24.97% ownership stake. For the year ended December 31, 2014 the Company recognized its prorata share of KannaLife losses of $38,552.

On June 2, 2014, the Company sold its 24.97% equity investment in KannaLife to PhytoSPHERE in exchange for 500,000 shares of Company common stock held by PhytoSPHERE (“KannaLife Transaction”). Accordingly, the Company recognized a non-cash gain on sale of equity investment of $7,899,306 based on the number of shares of Company common stock received at the closing trading price of Company common stock on June 2, 2014 of $16.60 per share. The KannaLife Transaction was a non-cash transaction and accordingly is an adjustment to cash used in operating activities for the year ended December 31, 2014.

9.	SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

On May 19, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with Redwood Management, LLC (the “Investor” or “Redwood”) pursuant to which the Investor committed to lend to the Company up to $6,500,000 (the “Financing”).

During the year ended December 31, 2015, the Company issued four tranches of convertible promissory notes in the aggregate principal amount of $1,785,000 to the Investor and other third parties who were assigned rights by the Investor to participate in the Financing. During the first quarter of 2016, the Company repaid all obligations under the SPA and has no intention of seeking further capital from the Investor, or any other investor(s) in the Financing. Activity under the SPA during 2015 and the first quarter of 2016 are described below.

The Company’s borrowings and conversions under the SPA for the year ended December 31, 2015 is summarized in the table below:

	December 31, 2015
	Maturity	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1 (Note 1)	May 19, 2016	$510,000	10%
Tranche 2 (Note 2)	June 12, 2016	510,000	10%
Tranche 3 (Note 3)	July 24, 2016	510,000	10%
Tranche 4 (Note 4)	September 16, 2016	255,000	10%
Total borrowings		1,785,000

Convertible notes converted (Note 1)	(510,000)
Convertible notes converted (Note 2)	(255,000)
Unamortized debt issuance costs	(99,805)
Debt discount - beneficial conversion feature	(38,392)

Net carrying amount of debt	881,803
Less current portion	881,803
Long-term borrowings - net of current portion	$–

The Company’s obligations under the Financing were secured by substantially all of the Company’s assets. On the Closing Date, the Company issued to the Investor a 10% Senior Secured Promissory Note (the “Initial Note”) in the principal amount of $510,000, in exchange for payment by the Investor of the total sum of $500,000. The principal sum of the Initial Note reflects the amount invested, plus a 2% Original Issue Discount (“OID”). On June 12, 2015, the Company issued to the Investor a promissory note for the second tranche of the Financing in the principal amount of $510,000, in exchange for payment by the Investor of the total sum of $500,000 (“Note 2”). The principal sum of Note 2 reflects the amount invested, plus a 2% OID.

On July 24, 2015, Redwood entered into separate assignment agreements (each, an “Assignment Agreement”) with each of the BOU Trust (“BOU”), Old Main Capital, LLC (“Old Main Capital”) and Blue Marina Investments (“Blue Marina” and together with BOU and Old Main Capital, the “New Investors” and, together with Redwood, the “Investors”) pursuant to which Redwood assigned certain of its rights under the SPA, to each New Investor, specifically the right to purchase a specified amount of the 10% Senior Secured Convertible Promissory Notes issuable by the Company to Redwood pursuant to the terms of the SPA and the rights related thereto under the Transaction Documents (as defined below). In consideration for such assignment, the New Investors each agreed to be bound by the provisions of the Transaction Documents that apply to the “Purchasers” (as defined in the SPA).

Pursuant to the Financing, on July 24, 2015, and pursuant to the terms of the SPA and the Assignment Agreements, the Company issued to Redwood a third 10% Senior Secured Convertible Promissory Note in the principal amount of $204,000 (the “Redwood Note 3”), in exchange for payment by Redwood of the sum of $200,000. The principal sum of Redwood Note 3 reflects the amount invested plus the OID.

Pursuant to the Financing, on July 24, 2015, and pursuant to the terms of the SPA and the Assignment Agreements, the Company issued to: (i) BOU a 10% Senior Secured Convertible Promissory Note in the principal amount of $51,000, in exchange for payment by BOU of the sum of $50,000; (ii) Old Main Capital a 10% Senior Secured Convertible Promissory Note in the principal amount of $204,000, in exchange for payment by Old Main Capital of the sum of $200,000; and (iii) Blue Marina a 10% Senior Secured Convertible Promissory Note in the principal amount of $51,000, in exchange for payment by Blue Marina of the sum of $50,000 ((i), (ii) and (iii) collectively, the “New Investor Notes”). Out of the proceeds of Redwood Note 3 and the New Investor Notes, the Company paid Chardan brokerage commissions equal to $25,000, resulting in net proceeds to the Company of $475,000. Redwood Note 3 and the New Investor Notes are referred to herein collectively as “Note 3”.

On September 16, 2015, the Company and the Investor entered into an Amendment No. 1 to the SPA (the “Amendment”) pursuant to which the parties amended the terms of the fourth tranche of funding to provide that as of the date of the Amendment, the Investor is irrevocably bound, subject to the equity conditions, discussed below, to fund the fourth tranche of the Financing and that such tranche shall have a conversion price equal to 60% of the lowest traded price in the 30 days prior to conversion, as further discussed below. The parties further agreed that the fourth tranche would be broken into two sub-tranches – each in the amount of $250,000. Pursuant to the Financing, on September 16, 2015, and pursuant to the terms of the SPA, the Company issued to the Investor a promissory note for the first half of the fourth tranche in the principal amount of $255,000, in exchange for payment by the Investor of the total sum of $250,000 (“Note 4”). The principal sum of Note 4 reflects the amount invested, plus a 2% OID. The Investor did not fund the second sub-tranche of the fourth tranche.

In connection with the Financing, and in addition to the SPA and the Initial Note, on the Closing Date, the Company and the Investor entered into a Security Agreement, an Intellectual Property Security Agreement and a Registration Rights Agreement, and each of our subsidiary companies entered into a Subsidiary Guarantee (the “Transaction Documents”).

On September 16, 2015, the Company and the Investor also entered into an Amendment No. 1 to the promissory notes (the “Notes Amendment”) pursuant to which the parties amended the terms of the Initial Note, Note 2 and Redwood Note 3 to provide that each such promissory note shall have a conversion price for amortization payments equal to 60% of the lowest traded price in the 15 days prior to conversion, as further discussed below.

Pursuant to the Financing, and provided the Company was not in default under the terms of any of the Transaction Documents, the Investor was to provide additional funding in the aggregate amount of $4,750,000 in exchange for delivery of additional 10% Senior Secured Convertible Promissory Notes (each, a “Note” and together with the Initial Note, Note 2, Note 3 and Note 4, the “Notes”). The Company has not received any such additional funding in connection with the Financing and does not intend to further utilize the Financing to receive any additional funding.

The Notes were scheduled to mature in 12 months, and were convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the lowest Volume Weighted Average Price (“VWAP”) in the 15 trading days prior to the Closing Date (the “Fixed Conversion Price”). Amortization payments under the Notes commenced on the five-month anniversary of the issuance of a Note, and 1/15th of the principal amount and accrued interest were payable in bi-weekly installments until the maturity of such Note; provided, however, that pursuant to the terms of the Notes Amendment, the Company had a thirty (30)-day extension to make the first amortization payment under the Initial Note, Note 2 and Redwood Note 3. The Company could choose in its discretion to make amortization payments under the Notes in common stock, at a conversion price equal to the lower of (a) 70% of the VWAP for the 15 consecutive trading days prior to conversion, or (b) the Fixed Conversion Price (the lower of (a) and (b), the “Amortization Conversion Price”); provided, that if the average daily dollar volume of the Company’s common stock for the previous 20 days prior to payment was less than $50,000, then the conversion price would be equal to 60% of the lowest traded price in the 30 days prior to conversion; and provided, further, that pursuant to the terms of the Amendment and the Notes Amendment, the conversion price under the Initial Note, Note 2 and Redwood Note 3 and the promissory notes issued in connection with the fourth tranche (including without limitation Note 4) would have a conversion price equal to 60% of the lowest traded price in the 15 days prior to conversion. The Company could only make amortization payment in common stock, in lieu of cash, if no event of default had occurred under the Notes and it met certain financial and non-financial covenants as defined in the Transaction Documents. As of December 31, 2015, the Company was in compliance with all such covenants.

During the year ended December 31, 2015, the Company issued 5,716,230 shares of its common stock to the Investors in connection with the conversion of Note 1 and partial conversion of Note 2 in the aggregate principal amount of $765,000 and $13,373 of accrued interest. The total of $778,373 was allocated to common stock and additional paid in capital as a result of the conversion.

In connection with the Financing, the Company incurred debt issuance costs of $364,504, which will be amortized over the entire term of the Financing term. Debt issuance costs of $264,699 were amortized to interest expense during the year ended December 31, 2015.

Due to the 60% conversion feature described above, the Company recorded a beneficial conversion feature amount of $612,500 as a debt discount associated with the Notes. During the year ended December 31, 2015, the Company recorded an expense of $574,108 for amortization of the beneficial conversion feature amount.

The following table presents the range of assumptions used by the Company for calculating the fair value of the beneficial conversion feature of the Notes using the Monte Carlo simulation valuation model issued during the year ended December 31, 2015:

Assumption Range
Volatility	89.0% - 99.0%
Risk-Free Interest Rate	0.04% - 0.24%
Expected Term	6 months

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the Notes. The Company estimates the expected term for beneficial conversion feature to be six months, corresponding to the applicable conversion date for the Notes. Expected volatility is calculated based on the Company’s peer group, consisting of eight other companies in our industry, and the Company.

During the first quarter of fiscal year 2016, the Company repaid the remaining principal balance of the Notes in full as further described below.

In connection with the conversion of the remaining principal amount of $255,000 of Note 2, the Company issued 3,062,535 shares of its common stock to the Investors.

The Company repaid $357,000 of the aggregate principal amount of Note 3 plus interest in the amount of $148,944 in cash to the Investors. The Company issued 2,500,000 shares of its common stock to the Investors in connection with the conversion of the remaining principal amount of $153,000 of Note 3.

The Company repaid the entire principal amount of Note 4 in the amount of $255,000 plus interest in the amount of $93,075 in cash to the Investors.

10.	RELATED PARTIES

Bart Mackay, a Board Director of the Company owns 100% of Roen Ventures, LLC through Mackay Ventures LLC (“Mackay Ventures”), which is solely owned by Bart Mackay, which owns a 99% interest in each of Mai Dun Limited, LLC (“Mai Dun”) and Mercia Holdings, LLC (“Mercia”), and Mr. Mackay owns the remaining 1% in each of Mai Dun and Mercia. Mai Dun and Mercia each own a 50% interest in Roen Ventures, LLC. For the years ended December 31, 2015 and 2014, Mr. Mackay received $1,500 and $500, respectively, in fees paid for services provided to the Company.

As of December 31, 2013, the Company owed Roen Ventures, LLC a total of $6,092,069 under a Promissory Note (Note 11). Under the terms of the note, Roen Ventures, LLC had the option to convert the balance owed, up to $6,000,000 into common shares of the Company at a conversion price of $0.60 per share. In addition, the Company owed Roen $161,583 in accrued interest under the note at December 31, 2013 and paid interest totaling $187,723 in January 2014. The note was converted during 2014 (Note 12).

Michael J. Mona, Jr., the President and Chief Executive Officer of the Company previously held a 50% interest in Roen Ventures, LLC which he subsequently sold to Mr. Mackay during 2013.

For the years ended December 31, 2015 and 2014, the Company recognized sales to the following related parties:

		For the years ended December 31,
Party	Relationship	2015	2014

Medical Marijuana, Inc. ("MJNA")	Stockholder	$2,002,910	$–
HempMeds PX	80% owned by MJNA	–	5,443,978
Total sales to related parties		$2,002,910	$5,443,978

Percent of total sales		17.4%	53.4%

At December 31, 2015, the Company had three notes receivable totaling $617,681, two of which are from sale of inventory to MediJane Holdings and MJNA, and the third note from a litigation settlement with MJNA. At December 31, 2014, the Company had a note receivable from Dixie Botanicals of $335,173, a company 60% owned by MJNA (Note 3).

We recognized litigation revenue of $756,714 for the year ended December 31, 2015 related to the Settlement Agreement. Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered the Settlement Note. In November 2015, MJNA failed to timely pay the fourth payment installment under the Settlement Note and therefore defaulted on the Settlement Note. On December 3, 2015, the Company foreclosed on the Settlement Note collateral consisting of Company common stock. The foreclosure resulted in the Company obtaining rights to receive 624,750 shares of our common stock in full satisfaction of the remaining principal and accrued interest balance of the Settlement Note. At the foreclosure date, the Company took immediate possession of 500,000 shares of our common stock held in escrow. At December 31, 2015, the Company was arranging to obtain the remaining 124,750 shares of our common stock. The Settlement Note balance of $60,351 at December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,750 shares (Note 3).

We also recognized revenue related to the sale of our products to MJNA of $2,002,910 for the year ended December 31, 2015 and received the MJNA Promissory Note in the principal amount $2,002,910 that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for the product shipped to MJNA. The MJNA Promissory Note is secured by 2,000,000 shares of the Company’s common stock held in escrow. MJNA has failed to make any payments on the MJNA Promissory Note and is in default. The MJNA Promissory Note is likely not collectible, and the probable form of collection is for the Company to foreclose on the 2,000,000 shares of Company common stock. Bad debt expense of $1,522,921 related to the write down of the MJNA Promissory Note was recognized for the year ended December 31, 2015.

During the years ended December 31, 2015 and 2014, the Company paid $3,948,304 and $9,077,025, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

11.	LINE OF CREDIT – ROEN VENTURES, LLC

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

The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value on the date of the amendment for $6,000,000 on July 25, 2013 to be $800,000. The Company calculated the beneficial conversion feature at its intrinsic value. Accordingly, the beneficial conversion feature was accounted for as a debt discount to the Note and was amortized using the effective interest method as interest expense over the remaining life of the Note or upon conversion, if sooner. The amortization of debt discounts for the years ended December 31, 2015 and 2014 was $0 and $589,474, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

On January 22, 2014, Roen Ventures LLC delivered a Notice of Election to Convert to Common Shares. As a result, in January 2014 the Company issued a total of 10,000,000 shares of the Company’s common stock under the terms of the Conversion Notice.

12.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of December 31, 2015 and 2014, the Company had 45,451,389 and 33,419,166 shares of common stock issued and outstanding, respectively. During 2014, the Company issued 8,039,166 shares of its common stock, of which 7,500 shares related to an employment agreement and 8,031,666 were pursuant to a private placement offering. In addition, during 2014, 10,000,000 shares of the Company’s common stock were issued for a debt conversion (Note 11); and, 300,000 shares were issued on October 31, 2014 at a price of $2.82 per share, the Company’s closing price for common stock, for compensation to directors and officers.

The Company issued a total of 7,500 shares of common stock under an employment agreement during the year ended December 31, 2014. The agreement terminated in December 2014 and no further grants will be awarded under this agreement.

On January 28, 2015, we commenced an offering to sell up to $24 million shares of the Company’s restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transaction not involve in a public offering pursuant to Rule 506(b) of Regulation D, as Promulgated by the Securities and Exchange Commission under the Act. During 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000.

During the year ended December 31, 2015, the Company issued 5,716,230 shares of its common stock to investors in connection with the conversion of secured convertible promissory notes payable in the aggregate principal amount of $765,000 and $13,373 of accrued interest (Note 9).

During the year ended December 31, 2015 the Company issued 225,993 shares of common stock totaling $328,402 to non-employees for professional services. Additionally, during the year ended December 31, 2015, the Company issued 300,000 shares of common stock totaling $625,000 to an officer and director. The common stock issued was valued based on the closing trading price of the Company’s common stock on the date of issuance.

In December 2015, the Company received back 500,000 shares of its common stock totaling $241,889 on foreclosure of a note receivable (Note 3).

On December 30, 2015, the Company issued 5,000,000 shares of its common stock in connection with the CanX Acquisition (Note 6).

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of December 31, 2015 and 2014 there is no preferred stock issued and outstanding.

Options/Warrants

On July 23, 2014, Company stockholders approved the Amended and Restated 2013 Equity Incentive Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On December 21, 2015, Company stockholders approved an amendment to the Amended and Restated 2013 Equity Incentive Plan, increasing the number of shares that may be issued under such plan to 15,000,000 shares of common stock. This plan serves as the successor to the 2013 Equity Incentive Plan (Note 13).

13.	STOCK-BASED COMPENSATION

On July 23, 2014, Company shareholders approved the Amended and Restated 2013 Equity Incentive Plan (as amended, the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On December 21, 2015, Company stockholders approved an amendment to the Amended 2013 Plan, increasing the number of shares that may be issued under such plan to 15,000,000 shares of common stock. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. As of December 31, 2015, the Company had approximately 5,201,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards.

The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted stock and restricted stock units are issued at a value not less than the fair market value of the common stock on the date of the grant. Generally, stock options awarded are vested in equal increments ranging from two to four years on the annual anniversary date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock option activity for the Amended 2013 Plan during the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	–	$–	–	$–
Granted	6,470,000	2.70	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - December 31, 2014	6,470,000	2.70	9.88	–
Granted	3,605,000	0.71	–	–
Exercised	–	–	–	–
Forfeited	(262,632)	2.59	–	–
Expired	(13,332)	2.82	–	–
Outstanding - December 31, 2015	9,799,036	1.97	9.20	57,800

Total exercisable - December 31, 2015	7,287,981	2.09	9.16	45,050
Total unvested - December 31, 2015	2,511,055	1.62	9.33	12,750
Total vested or expected to vest - December 31, 2015	9,799,036	1.97	9.20	57,800

The following table summarizes unvested stock options as of December 31, 2015 and 2014:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2013	–	$–
Granted	6,470,000	2.22
Vested	(3,048,869)	2.11
Forfeited	–	–
Unvested stock options - December 31, 2014	3,421,131	2.31
Granted	3,605,000	0.53
Vested	(4,252,444)	1.36
Forfeited	(262,632)	2.25
Unvested stock options - December 31, 2015	2,511,055	1.37

The following table presents the weighted-average assumptions used by the Company for calculating the fair value of its employee, non-employee, officer and director stock options using the Black-Scholes valuation model that have been granted during the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015		2014
	Employees Weighted Average	Non-Employees Weighted Average	Employees Weighted Average	Non-Employees Weighted Average
Volatility	89.16%	96.68%	103.48%	96.69%
Risk-Free Interest Rate	1.57%	2.12%	1.81%	2.31%
Expected Term	5.30	10.00	5.32	10.00
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value Per Share on Grant Date	$0.49	$1.68	$2.21	$2.45

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

The Company recognized expense of $5,094,791 and $7,069,833 relating to stock options for the years ended December 31, 2015 and 2014, respectively. The Company also recognized expense of $625,000 and $888,125 relating to common stock issued to employees, officers, and directors during the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, stock-based compensation of $5,640,914 and $78,877, was expensed to Selling, General and Administration and Research and Development, respectively. For the year ended December 31, 2014, stock-based compensation of $7,851,685 and $64,148, was expensed to Selling, General and Administration and Research and Development, respectively. As of December 31, 2015, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $3,114,359, which is expected to be recognized over a weighted-average period of 2.22 years.

14.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at December 31, 2015:

Total Operating Leases
For the years ending December 31,

2016	$488,107
2017	266,675
$754,782

The Company incurred rent expense of $441,723 and $285,960 for the years ended December 31, 2015 and 2014, respectively.

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. There is approximately $302,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

Contingencies

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation.  On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff.  Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint.  After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016.  The Company’s reply brief is due April 25, 2016.  Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York discussed above – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015.  Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015.  Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above.  Management intends to vigorously defend the allegations.  Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.

Royalties

In addition to the contingent consideration in connection with the CanX Acquisition, the Company is obligated to pay a 5% royalty of net sales on each of the first and second CBD Drug Products respectively, subject to, and commencing from the first commercial release by the Company of each of the first and second CBD Drug Products developed by the Company formulated to treat human medical conditions (Note 6).

15.	INCOME TAXES

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. At December 31, 2015 and 2014, the Company established valuation allowances equal to the full amount of its deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$2,317,485	$1,083,064
Bad debt expense	1,125,787	39,834
Intangible assets	479,565	310,548
Stock-based compensation	163,938	128,703
Other	105,347	33,596
	4,192,122	1,595,745
Deferred tax liabilities:
Property and equipment	(62,828)	(85,217)
CanX intangible assets	(1,556,300)	–
	(1,619,128)	(85,217)
Valuation allowance	(4,129,294)	(1,510,528)
Net deferred tax liabilities	$(1,556,300)	$–

The valuation allowance increased $2,618,766 and $549,771 for years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company has Federal and state net operating loss (“NOL”) carryforwards of approximately $5,842,000 and $5,678,000, respectively, which are available to offset future taxable income and which begin to expire in 2023. These loss carryforwards will likely be further limited pursuant to Internal Revenue Code Section 382 due to the change in control.

The differences between the expected income tax benefit and the actual recorded income tax benefit computed using a statutory federal rate of 34% is as follows for the years ended December 31,

	2015	2014
Income tax benefit at statutory rate	$(4,119,076)	$(444,442)
State taxes	(375,792)	(94,475)
Stock-based compensation	1,686,065	2,293,891
Investment in KannaLife	–	(2,567,000)
Amortization of discount on convertible note	195,207	200,421
Permanent differences	(5,170)	(8,114)
Other	–	69,948
Change in valuation allowance	2,618,766	549,771
Total provision	$–	$–

16.	SUBSEQUENT EVENTS

On January 29, 2016, the Company issued an unsecured promissory note to a lender in the principal amount of $850,000 (“Promissory Note”) in consideration of a loan provided to the Company by the lender. The Promissory Note bears interest at 12% per annum, and the Company is obligated to make monthly interest-only payments in the amount of $8,500, commencing March 1, 2016. All principal and accrued and unpaid interest is due under the Promissory Note on February 1, 2018. The Company has the right to prepay the Promissory Note without penalty or premium, provided that if a prepayment of principal is made before July 1, 2016, the investor is entitled to a prepayment interest guarantee equal to six months interest payments on the Promissory Note.

Pursuant to the terms of the Promissory Note, the Company issued to the lender a common stock purchase warrant providing the lender with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five (5) years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.

During the first quarter of 2016, the Notes were converted to common stock and paid in full (Note 9).

On March 30, 2016, the Company issued 500,000 shares of common stock to an investment bank in connection with the CanX Acquisition.

