Form 10-Q
period 2016-03-31
CV Sciences, Inc.
filed 2016-05-16
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 16, 2016, the issuer had 52,013,924 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.

FORM 10-Q

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects”, “plans”, “may,”, “anticipates”, “believes”, “should”, “intends”, “estimates”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the share exchange; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2016	December 31, 2015
Assets
Current assets
Cash (Note 2)	$536,141	$518,462
Accounts receivable, net (Note 2)	868,419	870,552
Notes receivable (Note 3)	555,784	617,681
Inventory (Note 4)	13,874,524	14,133,920
Prepaid expenses and other current assets	466,635	451,127
Total current assets	16,301,503	16,591,742

Property & equipment, net (Note 2)	390,590	439,615
Intangibles, net (Note 6)	5,405,650	5,620,000
Goodwill	4,643,812	4,643,812
Total other assets	10,440,052	10,703,427

Total assets	$26,741,555	$27,295,169

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$878,632	$659,408
Accrued expenses (Note 5)	408,432	522,719
Secured convertible promissory notes payable, net (Note 8)	–	881,803
Unsecured note payable to vendor	79,482	138,975
Contingent consideration	250,000	250,000
Total current liabilities	1,616,546	2,452,905

Non-current liabilities
Unsecured note payable, net (Note 8)	560,911	–
Deferred tax liability	1,556,300	1,556,300
Total liabilities	3,733,757	4,009,205

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 51,513,924 and 45,451,389 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5,150	4,544
Additional paid-in capital	40,525,256	39,270,911
Accumulated deficit	(17,522,608)	(15,989,491)
Total stockholders' equity	23,007,798	23,285,964

Total liabilities and stockholders' equity	$26,741,555	$27,295,169

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended March 31,
	2016	2015
Product sales, net	$2,422,678	$2,714,051
Cost of goods sold	797,043	1,136,105
Gross Profit	1,625,635	1,577,946

Operating Expenses:
Selling, general and administrative	2,689,245	3,940,651
Research and development	141,813	323,145
Total Operating Expenses	2,831,058	4,263,796

Operating Loss	(1,205,423)	(2,685,850)

Other income (expense):
Interest income	27,655	37,041
Interest expense	(355,349)	–
Total Other (Expense) Income	(327,694)	37,041

Loss before taxes	(1,533,117)	(2,648,809)
Provision for income taxes	–	–
Net Loss	$(1,533,117)	$(2,648,809)

Weighted average common shares outstanding
Basic & diluted	49,931,919	34,174,805
Net loss per common share
Basic & diluted	$(0.03)	$(0.08)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2016

UNAUDITED

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2015	45,451,389	$4,544	$39,270,911	$(15,989,491)	$23,285,964
Shares issued for professional services	500,000	50	174,950	–	175,000
Shares issued pursuant to conversion of senior convertible promissory notes (Note 9)	5,562,535	556	407,444	–	408,000
Fair value of warrants issued in connection with unsecured promissory note	–	–	266,800	–	266,800
Stock-based compensation	–	–	405,151	–	405,151
Net loss	–	–	–	(1,533,117)	(1,533,117)
Balance - March 31, 2016	51,513,924	$5,150	$40,525,256	$(17,522,608)	$23,007,798

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(1,533,117)	$(2,648,809)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	263,375	249,725
Amortization of debt issuance costs	126,086	–
Amortization of beneficial conversion feature of convertible debt	38,392	–
Common stock issued for underwriting services	175,000	–
Stock-based compensation	405,151	1,755,994
Interest on note receivable	–	(31,562)
Change in operating assets and liabilities:
Accounts receivable	2,133	(934,150)
Prepaid inventory	–	(1,809,379)
Inventory	321,293	885,796
Prepaid expenses and other current assets	(15,508)	(36,897)
Accounts payable and accrued expenses	104,937	(13,569)
Net cash used in operating activities	(112,258)	(2,582,851)

INVESTING ACTIVITIES
Purchase of equipment	–	(74,698)
Repayment of notes receivable	–	75,117
Net cash flows provided by investing activities	–	419

FINANCING ACTIVITIES
Common stock issued for cash	–	2,520,000
Borrowing from issuance of note payable, net of costs	801,430	–
Repayment of convertible debt	(612,000)	–
Repayment of unsecured note payable	(59,493)	–
Net cash flows provided by financing activities	129,937	2,520,000

Net increase (decrease) in cash	17,679	(62,432)
Cash, beginning of period	518,462	2,302,418
Cash, end of period	$536,141	$2,239,986

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes to common stock	$(408,000)	$–
Value of warrants issued with unsecured promissory note	(266,800)	–
Common stock issued for underwriting services	(175,000)	(87,600)
Inventory returned in satisfaction of note receivable	61,897	–

Supplemental cash flow disclosures:
Interest paid	$259,934	$–
Taxes paid	–	16,091

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	ORGANIZATION AND BUSINESS

CV Sciences, Inc. (the “Company,” “we,” “our” or “us”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, the Company’s predecessor, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.” The Company previously operated under the corporate name of CannaVest Corp. The change in corporate name was undertaken in connection with the acquisition of CanX Inc., a Florida-based, specialty pharmaceutical corporation (“CanX Acquisition”) as more fully set forth in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 4, 2016.

The Company operates two distinct business segments: a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing synthetic Cannabidiol (“CBD”); and, a consumer product segment in manufacturing, marketing and selling plant-based CBD products to a range of market sectors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements include the accounts of CV Sciences, Inc. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC, Plus CBD, LLC. and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations on January 29, 2013. On May 2, 2016, the Company filed Articles of Dissolution for its wholly-owned subsidiaries US Hemp Oil, LLC and CannaVEST Laboratories, LLC, with the Secretary of State of Nevada, effective as of April 29, 2016. Neither US Hemp Oil, LLC nor CannaVEST Laboratories, LLC had any assets or liabilities.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2015, filed with the SEC on the Company’s Annual Report on Form 10-K filed on April 14, 2016. The results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Change in Accounting Policy – During the first quarter of fiscal 2016, the Company changed its accounting policy for shipping and handling costs from sales of Company products. Under the new accounting policy, these costs are included in cost of goods sold, whereas, they were previously included in selling, general and administrative expenses. Including these expenses in cost of goods sold better aligns these costs with the related revenue in the gross profit calculation. This accounting policy change has been applied retrospectively.

The Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $86,291 and $53,024 to cost of goods sold for the first quarter of 2016 and 2015, respectively, and a corresponding decrease to selling, general and administrative expenses in the same periods. This reclassification had no impact on Net Sales, Operating Loss, Net Loss or Net Loss per Share.

Liquidity – For the three months ended March 31, 2016 and 2015, the Company had net losses of $1,533,117 and $2,648,809, respectively. In addition, for the three months ended March 31, 2016 and 2015, the Company had negative cash flows from operations of $112,258 and $2,582,851, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for 2016, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2016 crop. The Company’s pharmaceutical business segment will require additional capital of approximately $1,500,000 over the next 12 months. We currently have an executed term sheet on a financing arrangement that would provide this capital. Management believes that it will be able to obtain such financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Business Combinations – We apply the provisions of the Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions. ASC 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flow from supply chain relationships with growers and processors of our hemp extracted CBD oil;

•	expected costs to develop the In-process Research and Development (“IPR&D”) into commercially viable pharmaceutical products and estimated cash flows from the projects when completed;

•	the acquired company’s brand, trade names and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio; and

•	discount rates.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. During the three months ended March 31, 2016 and 2015, there were no impairments.

Use of Estimates – The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing warrants and stock-based compensation, and the allowance for doubtful accounts. It is at least reasonably possible that a change in the estimates will occur in the near term.

Reportable Segment – With the recent CanX Acquisition, the Company has two business segments. Our consumer products segment develops, manufactures and markets products based on plant-based CBD, including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care, specialty foods and vape. Our drug development segment is newly established to develop a variety of drug candidates which use synthetic CBD as a primary active ingredient. There were no activities for the Company’s drug development segment for the three months ended March 31, 2016.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

Concentrations of Credit Risk – As of March 31, 2016, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $208,267 at March 31, 2016.

At March 31, 2016, the Company had three notes receivable totaling $555,784, two of which are from sale of inventory to MediJane Holdings, Inc. and Medical Marijuana, Inc. (“MJNA”), and the third note is from a litigation settlement with MJNA (Note 3).

One customer represented 64% of our accounts receivable balance at March 31, 2016 and two customers represented 83% of our accounts receivable balance at December 31, 2015.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of March 31, 2016 and December 31, 2015, the Company had recorded an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

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

Shipping and Handling – Shipping and handling costs totaled $86,291 and $53,024 for the three months ended March 31, 2016 and 2015, respectively, and are recorded in cost of goods sold.

Returns – Finished Products – Within ten (10) days of a customer’s receipt of Company’s finished products, the customer may return (i) finished products that do not conform to Company’s product specifications or (ii), finished products which are defective, provided that notice of condition is given within five (5) days of receiving the finished products. The failure to comply with the foregoing time requirements shall be deemed a waiver of the customer’s claim for incorrect or defective shipments. In the event of the existence of one or more material defects in any finished product upon delivery to the customer, the Company shall, at its sole option and cost, either (a) take such measures as are required to cure the defect(s) designated in the notice, or (b) replace such defective finished product(s). The Company may, at its sole option, require the return or destruction of the defective finished products. The customer shall afford the Company the opportunity to verify that such defects existed prior to shipment and were not, for purposes of example and not limitation, the result of improper transport, handling, storage, product rotation or misuse by the customer.

Bulk Oil Products – Sales of bulk oil products are generally final, and beginning in 2015 the Company does not accept returns under any circumstances. There is no allowance for customer returns at March 31, 2016 or December 31, 2015 due to insignificant return amounts experienced during the fiscal quarter ended March 31, 2016 and the year ended December 31, 2015.

Compensation and Benefits – The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily information technology and project management activities.

Stock-Based Compensation – Certain employees, officers, directors and consultants of the Company participate in various long-term incentive plans that provide for granting stock options and restricted stock awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Restricted stock awards generally vest 100% at the grant date.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense on the condensed consolidated statements of operation. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

The Company recognizes stock-based compensation for equity awards granted to consultants as selling, general and administrative expense on the condensed consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant and unvested awards are revalued at each reporting period. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

Inventory – Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of March 31, 2016 or December 31, 2015. Amounts paid to suppliers in advance for inventory is classified as prepaid inventory. Once the Company has assumed ownership, the cost of prepaid inventory is reclassified to inventory. As of March 31, 2016, the Company had $7,812,530 of inventory in Germany and The Netherlands.

Property & Equipment – Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. Tenant improvements are amortized on a straight-line basis over the remaining life of the related lease. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income (expense).

Property and equipment, net, as of March 31, 2016 and December 31, 2015 were as follows:

	Useful Lives	March 31, 2016	December 31, 2015
Office furniture and equipment	3 years	$323,265	$323,265
Tenant improvements	14 to 39 months	70,592	70,592
Laboratory and other equipment	5 years	361,710	361,710
		755,567	755,567
Less: accumulated depreciation		(364,977)	(315,952)
		$390,590	$439,615

Depreciation expense for the three months ended March 31, 2016 and 2015 was $49,025 and $44,225, respectively.

Fair Value of Financial Instruments – In accordance with ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to its financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.

Long-Lived Assets – In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator.

Debt Issuance Costs – Debt issuance costs have been capitalized as a discount to secured convertible promissory notes payable and are being amortized to interest expense using the interest method over the expected terms of the related debt agreements.

Loss per Share – The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 9,723,000 and 6,390,000 of stock options outstanding that are anti-dilutive at March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016, there was also warrants outstanding to purchase up to 2,000,000 shares of common stock. In addition, during the second quarter of 2016, the Company issued 500,000 shares of common stock in connection with the purchase of raw materials from our European supplier. The Company may also be required to issue up to 19,500,000 shares of common stock related to contingent consideration from the CanX Acquisition.

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of March 31, 2016 and December 31, 2015, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2011.

Recent Issued and Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company has implemented this standard during the first quarter of 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2015-09”), which involve multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	NOTES RECEIVABLE

Notes receivable at March 31, 2016 and December 31, 2015 was comprised of the following:

	March 31, 2016	December 31, 2015
Medical Marijuana, Inc. settlement note and accrued interest	$60,351	$60,351
Medical Marijuana, Inc. promissory note and accrued interest	480,000	480,000
MediJane Holdings note and accrued interest	15,433	77,330
	555,784	617,681
Less current portion	555,784	617,681
Long-term portion	$–	$–

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

Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000 (“Settlement Note”), bearing interest at the rate of 6% per annum, payable in six equal monthly installments of $101,757 commencing August 15, 2015. The promissory note was secured by shares of the Company’s common stock held by the MJNA Parties. In November 2015, MJNA failed to timely pay the fourth payment installment under the Settlement Note and therefore defaulted on the Settlement Note. On December 3, 2015, the Company foreclosed on the Settlement Note collateral consisting of Company common stock. The foreclosure resulted in the Company obtaining rights to receive 624,750 shares of our common stock in full satisfaction of the remaining principal and accrued interest balance. At the foreclosure date, the Company took immediate possession of 500,000 shares held in escrow. At March 31, 2016, the Company was arranging to obtain the remaining 124,750 shares as collateral under the Settlement Note. The Settlement Note balance of $60,351 at each of March 31, 2016 and December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,750 shares.

In August 2015, we entered into an agreement to sell MJNA our products and received from MJNA a promissory note in the principal amount of $2,002,910 (“MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for the product shipped to MJNA. The MJNA Promissory Note is secured by 2,000,000 shares of the Company’s common stock held in escrow. MJNA has failed to make any payments on the MJNA Promissory Note and is in default. The MJNA Promissory Note is likely not collectible, and the probable form of collection is for the Company to foreclose on the 2,000,000 shares of Company common stock. At March 31, 2016 and December 31, 2015, the fair value of the collateral was determined to be $480,000, equal to the $0.24 per share closing price of the Company’s Common Stock as of December 31, 2015, multiplied by the 2,000,000 shares of Company common stock.

The MediJane Holdings, Inc. (“MJMD”) note relates to the sale of Company products during December 2014 in exchange for a convertible promissory note in the amount of $1,200,000 (“MJMD Note”). The full amount of the MJMD Note was due on June 23, 2015 along with accrued interest at 10%. MJMD was unable to secure financing in support of its operations and was not able to sell or otherwise commercialize the Company products purchased. In February 2016, the Company entered into an amendment to the MJMD Note, providing for the return of Company products previously sold to MJMD. A portion of the Company products previously sold to MJMD were returned to the Company in February 2016 with the remaining products to be returned in June 2016. At March 31, 2016 and December 31, 2015, the fair value of the remaining Company products to be returned was determined to be $15,433 and $77,330, respectively, equal to the cost value of the Company products to be returned.

4.	INVENTORY

Inventory at March 31, 2016 and December 31, 2015 was comprised of the following:

	March 31, 2016	December 31, 2015
Raw materials	$13,271,249	$13,668,255
Finished goods	603,275	465,665
	$13,874,524	$14,133,920

5.	ACCRUED EXPENSES

Accrued expenses at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Accrued interest on convertible debt	$–	$69,063
Accrued payroll expenses	225,488	160,960
Other accrued liabilities	182,944	292,696
	$408,432	$522,719

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at March 31, 2016 and December 31, 2015:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)
Balance - March 31, 2016:
Vendor relationships	$1,170,000	$741,000	$429,000	5
In-process research and development	3,730,000	–	3,730,000	–
Trade names	330,000	150,667	179,333	5
Non-compete agreements	2,787,000	1,719,683	1,067,317	5
	$8,017,000	$2,611,350	$5,405,650

Balance - December 31, 2015:
Vendor relationships	$1,170,000	$682,500	$487,500	5
In-process research and development	3,730,000	–	3,730,000	–
Trade names	330,000	134,167	195,833	5
Non-compete agreements	2,787,000	1,580,333	1,206,667	5
	$8,017,000	$2,397,000	$5,620,000

Amortization expense for the three months ended March 31, 2016 and 2015 totaled $214,350 and $205,500, respectively.

7.	RELATED PARTIES

Total receivables from MJNA totaled $540,351 at both March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016 and 2015, the Company paid $2,977 and $1,542,413, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

8.	NOTES PAYABLE

Secured Convertible Promissory Notes Payable

On May 19, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with Redwood Management, LLC (the “Investor” or “Redwood”) pursuant to which the Investor committed to lend to the Company up to $6,500,000 (the “Financing”).

During the year ended December 31, 2015, the Company issued four tranches of convertible promissory notes (“Notes”) in the aggregate principal amount of $1,785,000 to the Investor and other third parties who were assigned rights by the Investor to participate in the Financing (together with the Investor, the “Investors”). During the first quarter of 2016, the Company repaid all obligations under the SPA and has no intention of seeking further capital from the Investor, or any other investor(s) in the Financing.

The Company’s borrowings and conversions under the SPA for the three months ended March 31, 2016 and for the year ended December 31, 2015 is summarized in the table below:

		March 31, 2016	December 31, 2015
	Maturity	Balance	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1 (Promissory Note 1)	May 19, 2016	$–	$510,000	10%
Tranche 2 (Promissory Note 2)	June 12, 2016	255,000	510,000	10%
Tranche 3 (Promissory Note 3)	July 24, 2016	510,000	510,000	10%
Tranche 4 (Promissory Note 4)	September 16, 2016	255,000	255,000	10%
Total borrowings		1,020,000	1,785,000

Convertible notes converted (Promissory Note 1)		–	(510,000)
Convertible notes converted (Promissory Note 2)		(255,000)	(255,000)
Convertible notes converted/repaid (Promissory Note 3)		(510,000)	–
Convertible notes repaid (Promissory Note 4)		(255,000)	–
Unamortized debt issuance costs		–	(99,805)
Unamortized debt discount - beneficial conversion feature		–	(38,392)

Net carrying amount of debt		–	881,803
Less current portion		–	881,803
Long-term borrowings - net of current portion		$–	$–

During the three months ended March 31, 2016, the Company repaid the remaining principal and interest balance under the Notes as follows: (i) issued 3,062,535 shares of its common stock to the Investors in connection with conversion of the remaining $255,000 principal balance of Promissory Note 2; (ii) repaid $357,000 of the aggregate principal amount of Promissory Note 3 plus interest in the amount of $148,944 in cash to the Investors, and issued 2,500,000 shares of its common stock to the Investors in connection with the conversion of the remaining principal amount of $153,000 of Promissory Note 3; and, (iii) repaid the entire principal amount of Promissory Note 4 in the amount of $255,000 plus interest in the amount of $93,075 in cash to the Investors.

Unsecured Note Payable

On January 29, 2016, the Company issued an unsecured promissory note to a lender in the principal amount of $850,000 (“Promissory Note”) in consideration of a loan provided to the Company by the lender. The Promissory Note bears interest at 12% per annum, and the Company is obligated to make monthly interest-only payments in the amount of $8,500, commencing March 1, 2016. All principal and accrued and unpaid interest is due under the Promissory Note on February 1, 2018. The Company has the right to prepay the Promissory Note without penalty or premium, provided that if a prepayment of principal is made before July 1, 2016, the investor is entitled to a prepayment interest guarantee equal to six months’ interest payments on the Promissory Note. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which will be amortized over the Promissory Note term.

The Company’s borrowing under the Promissory Note for the three months ended March 31, 2016 and for the year ended December 31, 2015 is summarized below:

		March 31, 2016	December 31, 2015
	Maturity	Balance	Balance	Interest Rate
Unsecured promissory note payable	February 1, 2018	$850,000	$–	12%
Unamortized original issue discount and debt issuance costs		(44,522)	–
Unamortized debt discount - fair value of warrants		(244,567)	–

Net carrying amount of debt		560,911	–
Less current portion		–	–
Long-term borrowings - net of current portion		$560,911	$–

Pursuant to the terms of the Promissory Note, the Company issued to the lender a common stock purchase warrant providing the lender with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three months ended March 31, 2016, the Company recorded interest expense of $22,233 for amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of March 31, 2016 and December 31, 2015, the Company had 51,513,924 and 45,451,389 shares of common stock issued and outstanding, respectively. During the three months ended March 31, 2016, the Company issued 5,562,535 shares of common stock in connection with conversion of convertible debt and also issued 500,000 shares of common stock in connection with investment banking services.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of March 31, 2016 and December 31, 2015 there was no preferred stock issued and outstanding.

Options/Warrants

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On December 21, 2015, Company stockholders approved an amendment to the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan, increasing the number of shares that may be issued under such plan to 15,000,000 shares of common stock. This plan serves as the successor to the 2013 Equity Incentive Plan.

In January 2016, the Company issued a common stock purchase warrant with the right to purchase up to 2,000,000 shares of the Company common stock (Note 8).

10.	STOCK-BASED COMPENSATION

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (as amended, the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On December 21, 2015, Company stockholders approved an amendment to the Amended 2013 Plan, increasing the number of shares that may be issued under such plan to 15,000,000 shares of common stock. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. As of March 31, 2016, the Company had 5,277,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards.

The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted stock and restricted stock units are issued at a value not less than the fair market value of the common stock on the date of the grant. Generally, stock options awarded are vested in equal increments ranging from two to four years on the annual anniversary date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock option activity for the Amended 2013 Plan during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	9,799,036	$1.97	9.20	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(76,036)	2.82	–	–
Expired	–	–	–
Outstanding - March 31, 2016	9,723,000	1.97	8.96	159,800

Total exercisable - March 31, 2016	7,337,346	2.10	8.91	124,550
Total unvested - March 31, 2016	2,385,654	1.56	9.11	32,250
Total vested or expected to vest - March 31, 2016	9,723,000	1.97	8.96	159,800

The following table summarizes unvested stock options as of March 31, 2016:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2015	2,511,055	$1.37
Granted	–	–
Vested	(125,401)	2.44
Cancellations	–	–
Unvested stock options - March 31, 2016	2,385,654	1.31

The Company recognized expenses of $405,151 and $1,165,994 relating to stock options issued to employees, consultants, officers, and directors during the three months ended March 31, 2016 and 2015, respectively. The Company recognized expenses of $0 and $590,000 relating to common stock issued to employees, consultants, officers, and directors during the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, stock-based compensation of $405,151 and $1,743,327, was expensed to selling, general and administration, respectively. For the three months ended March 31, 2016 and 2015, stock-based compensation of $0 and $12,667, was expensed to research and development, respectively. As of March 31, 2016, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $2,718,572, which is expected to be recognized over a weighted-average period of 2.04 years.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at March 31, 2016:

Total Operating Leases
For the years ending December 31,

2016	$488,107
2017	266,675
$754,782

The Company incurred rent expense of $139,382 and $74,492 for the three months ended March 31, 2016 and 2015, respectively.

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. At March 31, 2016, there was approximately $302,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

Contingencies

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation.  On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff.  Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint.  After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016.  The Company’s reply brief was filed on April 25, 2016.  No hearing date has been set by the Court at this time.  Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

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

Royalties

In addition to the contingent consideration in connection with the CanX Acquisition (Note 2), the Company is obligated to pay a 5% royalty of net sales on each of the first and second CBD drug products respectively, subject to, and commencing with the first commercial release by the Company of each of the first and second CBD drug products by the Company formulated to treat human medical conditions.

12.	SUBSEQUENT EVENTS

On May 2, 2016, the Company filed Articles of Dissolution for its wholly-owned subsidiaries US Hemp Oil, LLC and CannaVEST Laboratories, LLC, with the Secretary of State of Nevada, effective as of April 29, 2016. Neither US Hemp Oil, LLC nor CannaVEST Laboratories, LLC had any assets or liabilities.

During the second quarter of 2016, the Company issued 500,000 shares of common stock in connection with the purchase of raw materials from our European supplies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the interim period ended March 31, 2016, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a life science company with two distinct business segments. Our specialty pharmaceutical business segment is focused on developing and commercializing novel therapeutics utilizing synthetic Cannabidiol (“CBD”). Our consumer product business segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2016 and 2015 and is detailed below:

	For the three months ended March 31,
	2016	2015
Net loss	$(1,533,117)	$(2,648,809)
Interest income	(27,655)	(37,041)
Interest expense	355,349	–
Amortization of purchased intangible assets	214,350	205,500
Depreciation of property & equipment	49,025	44,225
EBITDA	(942,048)	(2,436,125)

EBITDA Adjustments:
Stock-based compensation expense (1)	405,151	1,755,994
Total EBITDA Adjustments	405,151	1,755,994

Adjusted EBITDA	$(536,897)	$(680,131)

_______________

(1)	Represents stock-based compensation expense related to stock options and stock grants awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

Critical Accounting Policies

We have disclosed in the notes to our consolidated financial statements and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2015 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

During the first quarter of fiscal 2016, the Company changed its accounting policy for shipping and handling costs from sales of Company products. Under the new accounting policy, these costs are included in cost of goods sold, whereas, they were previously included in selling, general and administrative expenses. Including these expenses in cost of goods sold better aligns these costs with the related revenue in the gross profit calculation. This accounting policy change has been applied retrospectively and had no impact on Net Sales, Operating Loss, Net Loss or Net Loss per Share.

Recent Accounting Pronouncements

See Note 2 in the accompanying notes to condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2016 and 2015

Revenues and gross profit - We had sales of $2,422,678 and gross profit of $1,625,635 representing a gross profit percentage of 67.1% for the three months ended March 31, 2016 versus sales of $2,714,051 and gross profit of $1,577,946 representing a gross profit percentage of 58.1% for the three months ended March 31, 2015. The sales decrease for the three months ended March 31, 2016 is primarily due to lower bulk oil and product pricing in 2016 over 2015. During the first quarter of 2015 we lowered our wholesale and retail pricing by approximately 50%. In addition, our current sales mix is more heavily weighted to branded finished products as compared to our historical focus on bulk oil sales. The combination of lower prices in 2016 compared to 2015, plus the transition from the Company’s historical reliance on bulk oil sales to a more diversified manufacturer and distributor of consumer products, contributed to lower sales in the first quarter of 2016 compared to 2015. The gross margin increase in 2016 over 2015 is due to the change in sales mix, and greater harvest and processing yields, which resulted in lower production costs for bulk oil and finished products.

Selling, general and administrative expenses - For the three months ended March 31, 2016 and 2015, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $2,689,245 and $3,940,651, respectively. SG&A expense for the three months ended March 31, 2016 and 2015 includes $405,151 and $1,743,327, respectively, of stock-based compensation, a non-cash expense. The SG&A expenses include $49,025 and $44,225 of depreciation expense, and, $214,350 and $205,500 of amortization expense of intangible assets, for the three months ended March 31, 2016 and 2015, respectively. After adjusting for non-cash stock-based compensation and amortization of intangible assets for the three months ended March 31, 2016 and 2015, SG&A costs increased by approximately $73,000 in the first quarter of 2016 compared to the first quarter of 2015.

Research and development expenses - For the three months ended March 31, 2016 and 2015, the Company incurred research and development (“R&D”) expenses of $141,813 and $323,145, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, and outsourced research personnel for the period. The decrease for the three months ended March 31, 2016 over 2015 relates primarily to the Company transitioning R&D activities into production of inventory products. R&D expense during the three months ended March 31, 2016 and 2015, includes $0 and $12,667 of stock-based compensation, respectively, a non-cash expense.

Interest income/expense – Interest income was $27,655 and $37,041, respectively, for the three months ended March 31, 2016 and 2015. Interest expense was $355,349 for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2016 relates primarily to interest on the Company’s convertible debt financing completed in May 2015 and fully repaid during the first quarter of 2016.

Liquidity and Capital Resources

A summary of our changes in cash flows for the three months ended March 31, 2016 and 2015 is provided below:

	For the three months ended March 31,
	2016	2015
Net cash flows provided by (used in):
Operating activities	$(112,258)	$(2,582,851)
Investing activities	–	419
Financing activities	129,937	2,520,000
Net increase (decrease) in cash	17,679	(62,432)
Cash, beginning of period	518,462	2,302,418
Cash, end of period	$536,141	$2,239,986

Operating Activities

Net cash provided by or used in operating activities includes net loss adjusted for non-cash expenses such as depreciation and amortization, and stock-based compensation. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 totaled $112,258 and $2,582,851, respectively. Cash provided by sale of inventory was $321,293 for the three months ended March 31, 2016 compared to cash used for prepayments of inventory and inventory purchases of $923,583 for the three months ended March 31, 2015. Cash provided by accounts receivable was $2,133 for the three months ended March 31, 2016 compared to $934,150 in cash used to fund accounts receivable for the three months ended March 31, 2015. Cash provided by accounts payable and accrued expenses was $104,937 for the three months ended March 31, 2016 compared to cash used by accounts payable and accrued expenses of $13,569 for the three months ended March 31, 2015. Amortization of debt discounts totaled $126,086 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. Amortization of beneficial conversion feature of convertible debt totaled $38,392 for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2015. Common stock issued for services totaled $175,000 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. Stock-based compensation totaled $405,151 for the three months ended March 31, 2016, compared to $1,755,994 for the three months ended March 31, 2015. Depreciation and amortization totaled $263,375 for the three months ended March 31, 2016 compared to $249,725 for the three months ended March 31, 2015.

Investing Activities

The Company had $0 provided by investing activities for the three months ended March 31, 2016 and net cash provided by investing activities totaling $419 for the three months ended March 31, 2015. The net cash provided by investing activities for the three months ended March 31, 2015 consisted of $74,698 of property and equipment purchases and $75,177 of principal repayments on note receivable.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 totaled $129,937 and $2,520,000, respectively. Cash flows provided by financing activities for the three months ended March 31, 2016 consisted of $801,430 in borrowing net proceeds from the issuance of notes payable, $612,000 of repayments on convertible notes payable and $59,493 of repayments on note payable to vendor. Cash flows provided by financing activities for the three months ended March 31, 2015 consisted of $2,520,000 in proceeds from the sale of common stock.

On January 29, 2016, the Company issued an unsecured promissory note to a lender in the principal amount of $850,000 (“Promissory Note”). The Promissory Note bears interest at 12% per annum, and the Company is obligated to make monthly interest-only payments in the amount of $8,500, commencing March 1, 2016. All principal and accrued and unpaid interest is due under the Promissory Note on February 1, 2018. The Company has the right to prepay the Promissory Note without penalty or premium, provided that if a prepayment of principal is made before July 1, 2016, the investor is entitled to a prepayment interest guarantee equal to six months’ interest. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which will be amortized over the Promissory Note term.

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

Liquidity

For the three months ended March 31, 2016 and 2015, the Company had net losses of $1,533,117 and $2,648,809, respectively. In addition, for the three months ended March 31, 2016 and 2015, the Company had negative cash flows from operations of $112,258 and $2,582,851, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for 2016, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2016 crop. The Company’s pharmaceutical business segment will require additional capital of approximately $1,500,000 over the next 12 months. We currently have an executed term sheet on a financing arrangement that would provide this capital. Management believes that it will be able to obtain such financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

We expect to realize revenue to fund our working capital needs through the sale of raw and finished products to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw and finished products to third parties. If not, we may not be able to maintain profitable operations. If we are unable to maintain profitable operations sufficient to fund our business, we would need to raise additional capital through either the issuance of debt or equity. In the event we are unable to maintain profitable operations or raise sufficient additional capital, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company.

Numerous other consumer products are currently in development and we will continue to scale up our processing capability to accommodate new products in our pipeline.

Off-Balance Sheet Arrangements

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. At March 31, 2016, there was approximately $302,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”).

Management is aware of and has identified the following material weaknesses in our internal control over financial reporting: a) the Company has not completed implementation of our procedures and internal control over financial reporting as set forth in the 2013 version of the 1992 COSO Framework; b) the Company did not form an audit committee until the first quarter of 2016; and c) the Company did not have an adequate system and policy of supervisory review and approval of all accounting source documentation, including valuation reports, invoices, payroll reports and other accounting documents during the first quarter of 2016.

Remediation efforts to address these material weaknesses in evaluation and implementation of internal controls over financial reporting, include the following: a) we have dedicated resources to, and anticipate final adoption and implementation of the 2013 version of the 1992 COSO Framework by the end of 2016; and b) on March 16, 2016, the Company adopted an audit committee charter and formed an audit committee and the first audit committee meeting was held on April 12, 2016; c) we have implemented a new system and policy of supervisory review and approval of all accounting source documentation, including valuation reports, invoices, payroll reports and other accounting documents; and d) in addition, the Company is recruiting additional, full-time, qualified personnel to further develop and implement policies and procedures that require proper segregation of duties and internal controls over financial reporting.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation.  On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff.  Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint.  After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016.  The Company’s reply brief was filed on April 25, 2016.  No hearing date has been set by the Court at this time.  Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

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

None.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1(2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1(1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2(1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3(3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4*	Certificate of Incorporation of the Company, as amended.
3.5*	Bylaws of the Company, as amended.
4.1 (4)	CannaVEST Corp. Specimen Stock Certificate
10.1 (5)	Promissory Note, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.2 (5)	Common Stock Purchase Warrant, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.
(3)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(5)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CV SCIENCES, INC. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer (Principal Executive Officer)
Dated May 16, 2016

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer (Principal Financial Officer)
Dated May 16, 2016

