Form 10-Q
period 2016-06-30
CV Sciences, Inc.
filed 2016-08-12
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 12, 2016, the issuer had 52,038,924 shares of issued and outstanding common stock, par value $0.0001.

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

On our Internet website, http://www.cvsciences.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. On June 8, 2016, the Company changed its trading symbol from CANV to CVSI, and continues to be traded on the OTC: Bulletin Board.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2016	December 31, 2015
Assets
Current assets
Cash (Note 2)	$1,408,322	$518,462
Accounts receivable, net (Note 2)	847,113	870,552
Notes receivable (Note 3)	540,351	617,681
Inventory (Note 4)	13,566,412	14,133,920
Prepaid expenses and other current assets	406,062	451,127
Total current assets	16,768,260	16,591,742

Property & equipment, net (Note 2)	341,900	439,615
Intangibles, net (Note 6)	5,191,300	5,620,000
Goodwill	4,643,812	4,643,812
Total other assets	10,177,012	10,703,427

Total assets	$26,945,272	$27,295,169

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$896,002	$659,408
Accrued expenses (Note 5)	339,445	522,719
Secured convertible promissory notes payable, net (Note 8)	1,711,550	881,803
Unsecured note payable	20,065	138,975
Contingent consideration	–	250,000
Total current liabilities	2,967,062	2,452,905

Non-current liabilities
Unsecured note payable, net (Note 8)	600,332	–
Deferred tax liability	1,556,300	1,556,300
Total liabilities	5,123,694	4,009,205

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 52,038,924 and 45,451,389 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5,203	4,544
Additional paid-in capital	41,565,885	39,270,911
Accumulated deficit	(19,749,510)	(15,989,491)
Total stockholders' equity	21,821,578	23,285,964

Total liabilities and stockholders' equity	$26,945,272	$27,295,169

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Product sales, net	$2,487,756	$2,413,886	$4,910,434	$5,127,938
Cost of goods sold	823,429	1,125,825	1,620,472	2,261,931
Gross Profit	1,664,327	1,288,061	3,289,962	2,866,007

Operating Expenses:
Selling, general and administrative	3,385,726	2,850,053	6,074,970	6,787,204
Research and development	341,547	433,544	483,360	744,022
Total Operating Expenses	3,727,273	3,283,597	6,558,330	7,531,226

Operating Loss	(2,062,946)	(1,995,536)	(3,268,368)	(4,665,219)

Other income (expense):
Interest income	5	33,446	27,658	70,488
Interest expense	(163,961)	(16,124)	(519,309)	(16,124)
Total Other (Expense) Income	(163,956)	17,322	(491,651)	54,364

Loss before taxes	(2,226,902)	(1,978,214)	(3,760,019)	(4,610,855)
Provision for income taxes	–	24,854	–	41,003
Net Loss	$(2,226,902)	$(2,003,068)	$(3,760,019)	$(4,651,858)

Weighted average common shares outstanding
Basic & diluted	51,910,353	34,973,630	50,929,828	34,582,638
Net loss per common share
Basic & diluted	$(0.04)	$(0.06)	$(0.07)	$(0.13)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2016

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	45,451,389	$4,544	$39,270,911	$(15,989,491)	$23,285,964
Shares issued for professional services	1,025,000	103	433,022	–	433,125
Shares issued pursuant to conversion of senior convertible promissory notes (Note 8)	5,562,535	556	407,444	–	408,000
Fair value of warrants issued in connection with unsecured promissory note	–	–	266,800	–	266,800
Beneficial conversion feature on secured convertible promissory notes	–	–	370,000	–	370,000
Stock-based compensation	–	–	817,708	–	817,708
Net loss	–	–	–	(3,760,019)	(3,760,019)
Balance - June 30, 2016	52,038,924	$5,203	$41,565,885	$(19,749,510)	$21,821,578

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(3,760,019)	$(4,651,858)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	526,415	504,543
Amortization of debt issuance costs	173,249	15,669
Amortization of beneficial conversion feature on secured convertible promissory note	115,973	–
Common stock issued for professional services	433,125	366,000
Stock-based compensation	817,708	2,344,286
Bad debt expense	28,140	–
Interest on note receivable	–	(60,822)
Accrued interest payable	21,227	–
Change in operating assets and liabilities:
Accounts receivable	4,517	(857,323)
Prepaid inventory	–	(3,225,506)
Inventory	635,620	1,767,145
Prepaid expenses and other current assets	45,065	(6,767)
Accounts payable and accrued expenses	53,320	(21,614)
Net cash used in operating activities	(905,660)	(3,826,247)

INVESTING ACTIVITIES
Purchase of equipment	–	(89,983)
Repayment of notes receivable	–	151,522
Net cash flows provided by investing activities	–	61,539

FINANCING ACTIVITIES
Common stock issued for cash	–	2,520,000
Borrowing from issuance of unsecured note payable, net of costs	801,430	–
Borrowing from issuance of secured convertible note payable, net	1,975,000	753,976
Payment of contingent consideration	(250,000)	–
Repayment of convertible debt	(612,000)	–
Repayment of unsecured note payable	(118,910)	–
Net cash flows provided by financing activities	1,795,520	3,273,976

Net increase (decrease) in cash	889,860	(490,732)
Cash, beginning of period	518,462	2,302,418
Cash, end of period	$1,408,322	$1,811,686

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes to common stock	$(408,000)	$–
Value of warrants issued with unsecured promissory note	(266,800)	–
Beneficial conversion feature on secured convertible promissory note	(370,000)	–
Inventory returned in satisfaction of note receivable	68,112	–

Supplemental cash flow disclosures:
Interest paid	$285,788	$1,289
Taxes paid	9,328	24,854

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.	ORGANIZATION AND BUSINESS

CV Sciences, Inc. (the “Company,” “we,” “our” or “us”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, the Company’s predecessor, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.” The Company previously operated under the corporate name of CannaVest Corp. The change in corporate name was undertaken in connection with the acquisition of CanX Inc., a Florida-based, specialty pharmaceutical corporation (“CanX Acquisition”) as more fully set forth in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 4, 2016. On June 8, 2016 the Company announced that the Financial Industry Regulatory Authority (“FINRA”) had approved a change in the trading symbol for the Company’s common stock to “CVSI.” The Company’s common stock formerly traded under the symbol “CANV.”

The Company operates two distinct business segments: a consumer product segment in manufacturing, marketing and selling plant-based Cannabidiol (“CBD”) products to a range of market sectors; and, a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing synthetic CBD. The specialty pharmaceutical segment began development activities during the second quarter of 2016.

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

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2015, filed with the SEC on the Company’s Annual Report on Form 10-K filed on April 14, 2016. The results for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Change in Accounting Policy – During the first quarter of fiscal year 2016, the Company changed its accounting policy for shipping and handling costs from sales of Company products. Under the new accounting policy, these costs are included in cost of goods sold, whereas, they were previously included in selling, general and administrative expenses. Including these expenses in cost of goods sold better aligns these costs with the related revenue in the gross profit calculation. This accounting policy change has been applied retrospectively.

The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $111,217 and $70,799 to cost of goods sold for the for the three months ended June 30, 2016 and 2015, respectively, and a corresponding decrease to selling, general and administrative expenses in the same periods. The impact of this reclassification was an increase of $197,508 and $123,823 to cost of goods sold for the for the six months ended June 30, 2016 and 2015, respectively, and a corresponding decrease to selling, general and administrative expenses in the same periods. This reclassification had no impact on Net Sales, Operating Loss, Net Loss or Net Loss per Share.

Liquidity – For the three months ended June 30, 2016 and 2015, the Company had a net loss of $2,226,902 and $2,003,068, respectively. For the six months ended June 30, 2016 and 2015, the Company had a net loss of $3,760,019 and $4,651,858, respectively. In addition, for the six months ended June 30, 2016 and 2015, the Company had negative cash flows from operations of $905,660 and $3,826,247, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales through the second quarter of 2017, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2016 crop.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. During the three and six months ended June 30, 2016 and 2015, there were no impairments.

Use of Estimates – The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing warrants, a note payable beneficial conversion feature and stock-based compensation, and the allowance for doubtful accounts. It is at least reasonably possible that a change in the estimates will occur in the near term.

Reportable Segment – With the recent CanX Acquisition, the Company has two business segments; consumer products and specialty pharmaceutical. Our consumer products segment develops, manufactures and markets products based on plant-based CBD, including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care, specialty foods and vape. Our specialty pharmaceutical segment is newly established to develop a variety of drug candidates which use synthetic CBD as a primary active ingredient. The specialty pharmaceutical segment began development activities during the second quarter of 2016.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

Concentrations of Credit Risk – As of June 30, 2016, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $1,114,848 at June 30, 2016.

At June 30, 2016, the Company had two notes receivable totaling $540,351, one of which is from sale of inventory to Medical Marijuana, Inc. (“MJNA”), and the second note is from a litigation settlement with MJNA (Note 3).

One customer represented 61% of our accounts receivable balance at June 30, 2016 and two customers represented 83% of our accounts receivable balance at December 31, 2015.

Accounts Receivable – Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company provides credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable for large accounts are generally secured. Smaller accounts receivable, generally less than $10,000, are unsecured and no interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of June 30, 2016 and December 31, 2015, the Company had recorded an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

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

Shipping and Handling – Shipping and handling costs totaled $111,217 and $70,799 for the three months ended June 30, 2016 and 2015, respectively. Shipping and handling costs totaled $197,508 and $123,823 for the six months ended June 30, 2016 and 2015, respectively. Shipping and handling costs are recorded in cost of goods sold.

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

There is no allowance for customer returns at June 30, 2016 or December 31, 2015 due to insignificant return amounts experienced during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

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

Inventory – Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of June 30, 2016 or December 31, 2015. As of June 30, 2016, the Company had $7,587,136 of inventory in Germany and the Netherlands.

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

Property and equipment, net, as of June 30, 2016 and December 31, 2015 were as follows:

	Useful Lives	June 30, 2016	December 31, 2015

Office furniture and equipment	3 years	$323,265	$323,265
Tenant improvements	14 to 39 months	70,592	70,592
Laboratory and other equipment	5 years	361,710	361,710
		755,567	755,567
Less: accumulated depreciation		(413,667)	(315,952)
		$341,900	$439,615

Depreciation expense for the three months ended June 30, 2016 and 2015 was $48,690 and $49,318, respectively, and for the six months ended June 30, 2016 and 2015 was $97,715 and $93,543, respectively.

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

Debt Issuance Costs – Debt issuance costs have been recorded as a discount to secured convertible and non-convertible promissory notes payable and are being amortized to interest expense using the interest method over the expected terms of the related debt agreements.

Loss per Share – The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 10,919,985 and 6,749,444 of stock options outstanding that are anti-dilutive at June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, there were also warrants outstanding to purchase up to 2,000,000 shares of common stock. The Company may also be required to issue up to 19,500,000 shares of common stock related to contingent consideration from the CanX Acquisition and a variable amount of shares of common stock related to the potential conversion feature of the Iliad Note (as defined below) (Note 8).

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $224,266 and $366,079 for the three and six months ended June 30, 2016, respectively. Research and development expense for the specialty pharmaceutical segment was $117,281 for the three and six months ended June 30, 2016.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of June 30, 2016 and December 31, 2015, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2011.

Recent Issued and Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by ASU 2015-14, which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2018 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such annual periods. Early application is permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company implemented this standard during the first quarter of 2016.

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

3.	NOTES RECEIVABLE

Notes receivable at June 30, 2016 and December 31, 2015 was comprised of the following:

	June 30, 2016	December 31, 2015

Medical Marijuana, Inc. settlement note and accrued interest	$60,351	$60,351
Medical Marijuana, Inc. promissory note and accrued interest	480,000	480,000
MediJane Holdings note and accrued interest	–	77,330
	540,351	617,681
Less current portion	(540,351)	(617,681)
Long-term portion	$–	$–

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

Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000 (“Settlement Note”), bearing interest at the rate of 6% per annum, payable in six equal monthly installments of $101,757 commencing August 15, 2015. The promissory note was secured by shares of the Company’s common stock held by the MJNA Parties. In November 2015, MJNA failed to timely pay the fourth payment installment under the Settlement Note and therefore defaulted on the Settlement Note. On December 3, 2015, the Company foreclosed on the Settlement Note collateral consisting of Company common stock. The foreclosure resulted in the Company obtaining rights to receive 624,750 shares of its common stock in full satisfaction of the remaining principal and accrued interest balance. At the foreclosure date, the Company took immediate possession of 500,000 shares held in escrow. At June 30, 2016, the Company was arranging to obtain the remaining 124,750 shares as collateral under the Settlement Note. The Settlement Note balance of $60,351 at each of June 30, 2016 and December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,750 shares.

In August 2015, we entered into an agreement to sell MJNA our products and received from MJNA a promissory note in the principal amount of $2,002,910 (“MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for the product shipped to MJNA. The MJNA Promissory Note is secured by 2,000,000 shares of the Company’s common stock held in escrow. MJNA has failed to make any payments on the MJNA Promissory Note and is in default. The MJNA Promissory Note is likely not collectible, and the probable form of collection is for the Company to foreclose on the 2,000,000 shares of Company common stock. At June 30, 2016 and December 31, 2015, the fair value of the collateral was determined to be $480,000 equal to the $0.24 per share closing price of the Company’s Common Stock as of December 31, 2015, respectively, multiplied by the 2,000,000 shares of Company common stock.

The MediJane Holdings, Inc. (“MJMD”) note relates to the sale of Company products during December 2014 in exchange for a convertible promissory note in the amount of $1,200,000 (“MJMD Note”). The full amount of the MJMD Note was due on June 23, 2015 along with accrued interest at 10%. MJMD was unable to secure financing in support of its operations and was not able to sell or otherwise commercialize the Company products purchased. In February 2016, the Company entered into an amendment to the MJMD Note, providing for the return of Company products previously sold to MJMD. A portion of the Company products previously sold to MJMD were returned to the Company in February 2016 with the remaining products returned in June 2016. At June 30, 2016 and December 31, 2015, the fair value of the remaining Company products to be returned was determined to be $0 and $77,330, respectively, equal to the cost value of the Company products to be returned, reduced by $9,218, which was recorded as a bad debt expense.

4.	INVENTORY

Inventory at June 30, 2016 and December 31, 2015 was comprised of the following:

	June 30, 2016	December 31, 2015

Raw materials	$12,826,207	$13,668,255
Finished goods	740,205	465,665
	$13,566,412	$14,133,920

5.	ACCRUED EXPENSES

Accrued expenses at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

Accrued interest on secured convertible promissory note	$–	$69,063
Accrued payroll expenses	178,414	160,960
Other accrued liabilities	161,031	292,696
	$339,445	$522,719

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at June 30, 2016 and December 31, 2015:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)
Balance - June 30, 2016:
Vendor relationships	$1,170,000	$799,500	$370,500	5
In-process research and development	3,730,000	–	3,730,000	–
Trade names	330,000	167,167	162,833	5
Non-compete agreements	2,787,000	1,859,033	927,967	5
	$8,017,000	$2,825,700	$5,191,300

Balance - December 31, 2015:
Vendor relationships	$1,170,000	$682,500	$487,500	5
In-process research and development	3,730,000	–	3,730,000	–
Trade names	330,000	134,167	195,833	5
Non-compete agreements	2,787,000	1,580,333	1,206,667	5
	$8,017,000	$2,397,000	$5,620,000

Amortization expense for the three months ended June 30, 2016 and 2015 totaled $214,350 and $205,500, respectively, and for the six months ended June 30, 2016 and 2015 totaled $428,700 and $411,000, respectively.

7.	RELATED PARTIES

Total receivables from MJNA totaled $540,351 at both June 30, 2016 and December 31, 2015, respectively.

During the three months ended June 30, 2016 and 2015, the Company paid $100,000 and $1,434,050, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. During the six months ended June 30, 2016 and 2015, the Company paid the same stockholder of the Company $102,977 and $2,976,436, respectively. In addition, during the second quarter of 2016, the Company issued 500,000 shares of common stock in connection with consulting services from a European supplier valued based on the closing trading price of the Company’s common stock on the date of issuance.

8.	NOTES PAYABLE

Secured Convertible Promissory Notes Payable

On May 19, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with Redwood Management, LLC (the “Investor” or “Redwood”) pursuant to which the Investor committed to lend to the Company up to $6,500,000 (the “Financing”).

During the year ended December 31, 2015, the Company issued four tranches of convertible promissory notes (“Notes”) in the aggregate principal amount of $1,785,000 to the Investor and other third parties who were assigned rights by the Investor to participate in the Financing (together with the Investor, the “Investors”). During the first quarter of 2016, the Company repaid all remaining obligations under the SPA and has no intention of seeking further capital from the Investor, or any other investor(s) in the Financing.

The Company’s borrowings and conversions under the SPA for the six months ended June 30, 2016 and for the year ended December 31, 2015 is summarized in the table below:

		June 30, 2016	December 31, 2015
	Maturity	Balance	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1 (Note 1)	May 19, 2016	$–	$510,000	10%
Tranche 2 (Note 2)	June 12, 2016	255,000	510,000	10%
Tranche 3 (Note 3)	July 24, 2016	510,000	510,000	10%
Tranche 4 (Note 4)	September 16, 2016	255,000	255,000	10%
Total borrowings		1,020,000	1,785,000

Convertible notes converted (Note 1)		–	(510,000)
Convertible notes converted (Note 2)		(255,000)	(255,000)
Convertible notes converted/repaid (Note 3)		(510,000)	–
Convertible notes repaid (Note 4)		(255,000)	–
Unamortized debt issuance cost		–	(99,805)
Unamortized debt discount - beneficial conversion feature		–	(38,392)

Net carrying amount of debt		–	881,803
Less current portion		–	(881,803)
Long-term borrowings - net of current portion		$–	$–

During the six months ended June 30, 2016, the Company repaid the remaining principal and interest balance under the Notes as follows: (i) issued 3,062,535 shares of its common stock to the Investors in connection with conversion of the remaining $255,000 principal balance of Promissory Note 2; (ii) repaid $357,000 of the aggregate principal amount of Promissory Note 3 plus interest in the amount of $148,944 in cash to the Investors, and issued 2,500,000 shares of its common stock to the Investors in connection with the conversion of the remaining principal amount of $153,000 of Promissory Note 3; and, (iii) repaid the entire principal amount of Promissory Note 4 in the amount of $255,000 plus interest in the amount of $93,075 in cash to the Investors.

On May 25, 2016 (the “Purchase Price Date”), the Company entered into a Securities Purchase Agreement (“Iliad SPA”) with Iliad Research and Trading, L.P. (the “Lender” or “Iliad”) pursuant to which the Lender loaned the Company $2,000,000. On the Purchase Price Date, the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note”) in the principal amount of $2,055,000 in exchange for payment by Lender of $2,000,000. The principal sum of the Iliad Note reflects the amount invested, plus a 2.25% “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Lender’s legal fees. Out of the proceeds from the Iliad Note, the Company paid the sum of $25,000 to its placement agent, Myers & Associates, L.P. The Company received net proceeds of $1,975,000 in exchange for the Iliad Note. The Iliad Note requires the repayment of all principal and any interest, fees, charges and late fees on the date that is thirteen months after the Purchase Price Date (the “Maturity Date”). Interest is to be paid on the outstanding balance at a rate of ten percent (10%) per annum from the Purchase Price Date until the Iliad Note is paid in full. Interest is accrued during the term of the Iliad Note and all interest calculations shall be computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and shall compound daily. Subject to adjustment as set forth in the Iliad Note, the conversion price for each Lender conversion shall be $0.50 (the “Lender Conversion Price”), convertible into shares of fully paid and non-assessable common stock. Beginning on the date that is six months after the Purchase Price Date and continuing until the Maturity Date, Iliad shall have the right to redeem a portion of the Iliad Note in any amount up to the Maximum Monthly Redemption Amount ($275,000, which is the maximum aggregate redemption amount that may be redeemed in any calendar month), for which payments may be made in cash or by converting the redemption amount into shares of Company common stock at a conversion price which is the lesser of (a) the Lender Conversion Price of $0.50 and (b) the Market Price, defined as 70% (“the Conversion Factor”), subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days is below $0.25 per share then the Conversion Factor will be reduced by 10%, (2) the Company is not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor will be reduced by an additional 5%, or (3) there has occurred a “Major Default” then the Conversion Factor will be reduced by an additional 5%. The Company may prepay the Iliad Note at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company may prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender may convert an amount not to exceed $300,000 under the Iliad Note. In connection with the Iliad Note, as set forth above, the Company incurred an original issue discount of $45,000 and $35,000 of other debt issuance costs, which will be amortized over the Iliad Note term. The Iliad Note is securitized by the Company’s accounts receivable, inventory and equipment.

The Company’s borrowing under the Iliad Note for the six months ended June 30, 2016 and for the year ended December 31, 2015 is summarized in the table below:

		June 30, 2016	December 31, 2015
	Maturity	Balance	Balance	Interest Rate

Secured convertible promissory note payable	June 24, 2017	$2,055,000	$–	10%
Interest accrued		21,227	–
Unamortized original issue discount and debt issuance costs		(72,258)	–
Unamortized debt discount - beneficial conversion feature		(292,419)	–

Net carrying amount of debt		1,711,550	–
Less current portion		(1,711,550)	–
Long-term borrowings - net of current portion		$–	$–

Due to the variability in potential convertible common shares, the Company recorded a beneficial conversion feature of approximately $370,000 at the time of the transaction, which will be amortized over six months. During the three and six months ended June 30, 2016, the Company recorded interest expense of $77,581 for amortization of the beneficial conversion feature. The assumptions used by the Company for calculating the fair value of the beneficial conversion feature using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months.

Unsecured Note Payable

On January 29, 2016, the Company issued an unsecured promissory note to a lender in the principal amount of $850,000 (“Promissory Note”) in consideration of a loan provided to the Company by the lender. The Promissory Note bears interest at 12% per annum, and the Company is obligated to make monthly interest-only payments in the amount of $8,500, for which the interest-only payments obligation commenced on March 1, 2016. All principal and accrued and unpaid interest is due under the Promissory Note on February 1, 2018. The Company has the right to prepay the Promissory Note without penalty or premium, provided that if a prepayment of principal is made before July 1, 2016, the investor is entitled to a prepayment interest guarantee equal to six months’ interest payments on the Promissory Note. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which will be amortized over the Promissory Note term.

The Company’s borrowing under the Promissory Note for the six months ended June 30, 2016 and for the year ended December 31, 2015 is summarized below:

		June 30, 2016	December 31, 2015
	Maturity	Balance	Balance	Interest Rate

Unsecured promissory note payable	February 1, 2018	$850,000	$–	12%
Unamortized original issue discount and debt issuance costs		(38,451)	–
Unamortized debt discount - fair value of warrants		(211,217)	–

Net carrying amount of debt		600,332	–
Less current portion		–	–
Long-term borrowings - net of current portion		$600,332	$–

Pursuant to the terms of the Promissory Note, the Company issued to the lender a common stock purchase warrant providing the lender with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three and six months ended June 30, 2016, the Company recorded interest expense of $33,350 and $55,583, respectively, for amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of June 30, 2016 and December 31, 2015, the Company had 52,038,924 and 45,451,389 shares of common stock issued and outstanding, respectively. During the six months ended June 30, 2016, the Company issued 5,562,535 shares of common stock in connection with conversion of convertible debt and also issued 500,000 shares of common stock in connection with investment banking services. In addition, the Company issued 500,000 shares of common stock in connection with consulting services from a European supplier and issued 25,000 shares of common stock to a former member of the Company’s Board of Directors. The common stock issued in connection with professional services during the six months ended June 30, 2016 were valued based on the closing trading price of the Company’s common stock on the date of issuance.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of June 30, 2016 and December 31, 2015 there was no preferred stock issued and outstanding.

Options/Warrants

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (“Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. There are 15,000,000 shares of common stock authorized for issuance under the Amended 2013 Plan. This plan serves as the successor to the 2013 Equity Incentive Plan prior to it being amended and restated. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated.

In January 2016, the Company issued a common stock purchase warrant with the right to purchase up to 2,000,000 shares of the Company common stock (Note 8).

10.	STOCK-BASED COMPENSATION

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. As of June 30, 2016, the Company had 4,080,015 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards.

The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted stock and restricted stock units are issued at a value not less than the fair market value of the common stock on the date of the grant. Generally, stock options awarded are vested in equal increments ranging from two to four years on the annual anniversary date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock option activity for the Amended 2013 Plan during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	9,799,036	$1.97	9.20	$57,800
Granted	1,210,000	0.42	–	–
Forfeited	(13,015)	0.73	–	–
Expired	(76,036)	2.82	–	–
Outstanding - June 30, 2016	10,919,985	1.80	8.84	200,200

Total exercisable - June 30, 2016	7,616,746	2.10	8.66	140,450
Total unvested - June 30, 2016	3,303,239	1.10	9.26	59,750
Total vested or expected to vest - June 30, 2016	10,919,985	1.80	8.84	200,200

The following table summarizes unvested stock options as of June 30, 2016:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2015	2,511,055	$1.37
Granted	1,210,000	0.31
Vested	(404,801)	1.97
Cancellations	(13,015)	0.54
Unvested stock options - June 30, 2016	3,303,239	0.91

The Company recognized expenses of $412,557 and $557,792 relating to stock options issued to employees, consultants, officers, and directors during the three months ended June 30, 2016 and 2015, respectively. The Company recognized expenses of $817,708 and $1,723,786 relating to stock options issued to employees, consultants, officers, and directors during the six months ended June 30, 2016 and 2015, respectively. The Company recognized expenses of $258,125 and $308,900 relating to common stock issued to employees, consultants, officers, and directors during the three months ended June 30, 2016 and 2015, respectively. The Company recognized expenses of $433,125 and $898,900 relating to common stock issued to employees, consultants, officers, and directors during the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, stock-based compensation of $670,682 and $857,846, was expensed to selling, general and administration, respectively. For the six months ended June 30, 2016 and 2015, stock-based compensation of $1,250,833 and $2,601,173, was expensed to selling, general and administration, respectively. For the three months ended June 30, 2016 and 2015, stock-based compensation of $0 and $8,846, was expensed to research and development, respectively. For the six months ended June 30, 2016 and 2015, stock-based compensation of $0 and $21,513, was expensed to research and development, respectively. As of June 30, 2016, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $2,672,101, which is expected to be recognized over a weighted-average period of 1.96 years.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at June 30, 2016:

For the years ending December 31,	Total Operating Leases
2016	$488,107
2017	266,675
$754,782

The Company incurred rent expense of $88,507 and $96,613 for the three months ended June 30, 2016 and 2015, respectively, and incurred rent expense of $227,889 and $171,105 for the six months ended June 30, 2016 and 2015, respectively.

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. At June 30, 2016, there was approximately $150,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

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

Royalties

In addition to the contingent consideration in connection with the CanX Acquisition (Note 1), the Company is obligated to pay a 5% royalty of net sales on each of the first and second CBD drug products respectively, subject to, and commencing with the first commercial release by the Company of each of the first and second CBD drug products by the Company formulated to treat human medical conditions.

12.	SEGMENT INFORMATION

The Company operates in two distinct business segments: a consumer product segment in manufacturing, marketing and selling plant-based CBD products to a range of market sectors; and, a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing synthetic CBD. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s senior management in deciding how to allocate resources and in assessing performance. The Company evaluates its consumer product segment based on net product sales, gross profit and operating income or loss. The Company currently evaluates its specialty pharmaceutical segment based on the progress of its clinical development programs.

The following table presents information by reportable operating segment for the three and six month periods ended June 30, 2016 and 2015:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three Months Ended
June 30, 2016:
Product sales, net	$2,487,756	$–	$2,487,756
Gross profit	1,664,327	–	1,664,327
Selling, general and administrative	3,262,917	122,809	3,385,726
Research and development	224,266	117,281	341,547
Operating (loss) income	$(1,822,856)	$(240,090)	$(2,062,946)

June 30, 2015:
Product sales, net	$2,413,886	$–	$2,413,886
Gross profit	1,288,061	–	1,288,061
Selling, general and administrative	2,850,053	–	2,850,053
Research and development	433,544	–	433,544
Operating (loss) income	$(1,995,536)	$–	$(1,995,536)

Six Months Ended
June 30, 2016:
Product sales, net	$4,910,434	$–	$4,910,434
Gross profit	3,289,962	–	3,289,962
Selling, general and administrative	5,952,161	122,809	6,074,970
Research and development	366,079	117,281	483,360
Operating (loss) income	$(3,028,278)	$(240,090)	$(3,268,368)

June 30, 2015:
Product sales, net	$5,127,938	$–	$5,127,938
Gross profit	2,866,007	–	2,866,007
Selling, general and administrative	6,787,204	–	6,787,204
Research and development	744,022	–	744,022
Operating (loss) income	$(4,665,219)	$–	$(4,665,219)

13.	SUBSEQUENT EVENTS

In July 2016, the Company’s Board of Directors approved the grant of 250,000 option shares of the Company’s common stock to each of the non-management members of the Board of Directors; and, also approved a warrant to purchase 100,000 shares of the Company’s common stock to a former member of the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the interim period ended June 30, 2016, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding our performance for the following reasons:

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2016 and 2015 and is detailed below:

	for the three months ended June 30,		for the six months ended June 30,
	2016	2015	2016	2015

Net loss	$(2,226,902)	$(2,003,068)	$(3,760,019)	$(4,651,858)
Interest income	(5)	(33,446)	(27,658)	(70,488)
Interest expense	163,961	16,124	519,309	16,124
Amortization of purchased intangible assets	214,350	205,500	428,700	411,000
Depreciation of property & equipment	48,690	49,318	97,715	93,543
EBITDA	(1,799,906)	(1,765,572)	(2,741,953)	(4,201,679)

EBITDA Adjustments:
Stock-based compensation expense (1)	670,682	866,692	1,250,833	2,622,686
Total EBITDA Adjustments	670,682	866,692	1,250,833	2,622,686

Adjusted EBITDA	$(1,129,224)	$(898,880)	$(1,491,120)	$(1,578,993)

___________________

(1)	Represents stock-based compensation expense related to stock options and stock grants awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model.

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

On June 8, 2016 the Company changed its trading symbol from CANV to CVSI, and continues to be traded on the OTC: Bulletin Board.

Recent Accounting Pronouncements

See Note 2 in the accompanying notes to condensed consolidated financial statements.

Results of Operations

Three and six months ended June 30, 2016 and 2015

Revenues and gross profit - We had sales of $2,487,756 and gross profit of $1,664,327, representing a gross profit percentage of 66.9% for the three months ended June 30, 2016 compared with sales of $2,413,886 and gross profit of $1,288,061, representing a gross profit percentage of 53.4% for the three months ended June 30, 2015. The sales increase for the three months ended June 30, 2016 is primarily due to lower bulk oil and product pricing and a change in sales mix in 2016 compared with 2015. Our current sales mix is more heavily weighted to branded finished products as compared to our historical focus on bulk oil sales. The combination of lower prices in 2016 compared to 2015, plus the transition from the Company’s historical reliance on bulk oil sales to a business model more focused on manufacturing and distribution of consumer products, contributed to a sales increase in the second quarter of 2016 compared to 2015. The gross margin increase in 2016 compared with 2015 is due to the change in sales mix and greater harvest and processing yields, which resulted in lower production costs for bulk oil and finished products.

For the six months ended June 30, 2016, we had sales of $4,910,434 and gross profit of $3,289,962, representing a gross profit percentage of 67.0% compared with sales of $5,127,938 and gross profit of $2,866,007, representing a gross profit of 55.9% for the six months ended June 30, 2015. The same factors impacting the second quarter of 2016 discussed above - lower prices and the change in strategy from reliance on bulk oil sales to a consumer products business model - contributed to the relatively consistent sales for the six months ended June 30, 2016 compared to 2015. Similarly, the gross margin increase for the six months ended June 30, 2016 compared with the same period in 2015, is due to the change in sales mix and greater harvest and processing yields, which resulted in lower production costs for bulk oil and finished products.

Selling, general and administrative expenses - For the three months ended June 30, 2016 and 2015, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $3,385,726 and $2,850,053, respectively. SG&A expense for the three months ended June 30, 2016 and 2015 includes $670,682 and $857,846, respectively, of stock-based compensation, a non-cash expense. The SG&A expenses include $48,690 and $49,318 of depreciation expense, and, $214,350 and $205,500 of amortization expense of intangible assets, for the three months ended June 30, 2016 and 2015, respectively. After adjusting for non-cash stock-based compensation, depreciation and amortization of intangible assets for the three months ended June 30, 2016 and 2015, SG&A costs increased by $714,615 in the second quarter of 2016 compared to the second quarter of 2015. This increase resulted from $122,809 of expense related to our specialty pharmaceutical segment, which began operations in the second quarter of 2016, and increased headcount, legal, commissions, marketing and employee benefits expenses.

For the six months ended June 30, 2016, the Company incurred SG&A expenses in the amount of $6,074,970 compared with $6,787,204 for the six months ended June 30, 2015. SG&A expenses for the six months ended June 30, 2016 and 2015 includes $1,250,833 and $2,601,173, respectively, of stock-based compensation, a non-cash expense. SG&A expenses also includes $97,715 and $93,543 of depreciation expense, and, $428,700 and $411,000 of amortization expense of intangible assets, for the six months ended June 30, 2016 and 2015, respectively. After adjusting for non-cash stock-based compensation, depreciation and amortization of intangible assets, SG&A costs increased by $616,234 for the six months ended June 30, 2016 compared with the same period in 2015. The increase resulted from $122,809 of expense related to our specialty pharmaceutical segment, which began operations in the second quarter of 2016, and increased headcount, legal, marketing, commissions, rent and employee benefits expenses.

Research and development expenses - For the three months ended June 30, 2016 and 2015, the Company incurred research and development (“R&D”) expenses of $341,547 and $433,544, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel and R&D expenses related to our specialty pharmaceutical segment for the period. During the second quarter of 2016, we incurred $117,281 of R&D expenses related to our specialty pharmaceutical segment. We also incurred $0 and $8,846 of stock-based compensation during the three months ended June 30, 2016 and 2015, respectively. After adjusting for the specialty pharmaceutical R&D expense and the non-cash stock-based compensation, R&D costs related to our consumer products segment decreased by $200,432. This decrease resulted primarily from the Company transitioning R&D activities in its consumer product segment into production of consumer products.

For the six months ended June 30, 2016, the Company incurred R&D expenses of $483,360 compared with $744,022 for the six months ended June 30, 2015. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel and R&D expenses related to our specialty pharmaceutical segment for the period. R&D expenses includes $117,281 related to our specialty pharmaceutical segment for the six months ended June 30, 2016. We also incurred $0 and $21,513 of stock-based compensation for the six months ended June 30, 2016 and 2015, respectively. After adjusting for the specialty pharmaceutical R&D expenses and the non-cash stock-based compensation expense, R&D costs related to our consumer products segment decreased by $356,430. This decrease resulted primarily from the Company transitioning R&D activities in its consumer product segment into production of inventory consumer products.

Interest income/expense – Interest income was $5 and $33,446 for the three months ended June 30, 2016 and 2015, respectively. Interest expense was $163,961 and $16,124 for the three months ended June 30, 2016 and 2015, respectively. Interest expense for the three months ended June 30, 2015 relates primarily to interest on the Company’s notes payable. The increase in interest expense for the three months ended June 30, 2016 compared with the same period in 2015 was due to increased borrowings and the amortizations of debt discounts and the beneficial conversion feature.

Interest income was $27,658 and $70,488 for the six months ended June 30, 2016 and 2015, respectively. Interest expense was $519,309 and $16,124 for the six months ended June 30, 2016 and 2015, respectively. Interest expense of $519,309 during the six months ended June 30, 2016 consists primarily of interest on the Company’s notes payable. The increase in interest expense for the six months ended June 30, 2016 compared with the same period in 2015 was due to increased borrowings and the amortizations of debt discounts and the beneficial conversion feature.

Liquidity and Capital Resources

A summary of our changes in cash flows for the six months ended June 30, 2016 and 2015 is provided below:

	Six months ended June 30,
	2016	2015
Net cash flows provided by (used in):
Operating activities	$(905,660)	$(3,826,247)
Investing activities	–	61,539
Financing activities	1,795,520	3,273,976
Net increase (decrease) in cash	889,860	(490,732)
Cash, beginning of period	518,462	2,302,418
Cash, end of period	$1,408,322	$1,811,686

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

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 totaled $905,660 and $3,826,247, respectively. Cash provided by sale of inventory was $635,620 for the six months ended June 30, 2016 compared to an aggregate of $1,458,361 of cash used for prepayments of inventory and inventory purchases for the six months ended June 30, 2015. Cash provided by accounts receivable was $4,517 for the six months ended June 30, 2016 compared to $857,323 in cash used to fund accounts receivable for the six months ended June 30, 2015. Cash provided by accounts payable and accrued expenses was $53,320 for the six months ended June 30, 2016 compared to cash used by accounts payable and accrued expenses of $21,614 for the six months ended June 30, 2015. Amortization of debt discounts totaled $173,249 for the six months ended June 30, 2016 compared to $15,669 for the six months ended June 30, 2015. Amortization of beneficial conversion feature of convertible debt totaled $115,973 for the six months ended June 30, 2016 and $0 for the six months ended June 30, 2015. Common stock issued for services totaled $433,125 for the six months ended June 30, 2016 compared to $366,000 for the six months ended June 30, 2015. Stock-based compensation related to stock options totaled $817,708 for the six months ended June 30, 2016 compared to $2,344,286 for the six months ended June 30, 2015. Depreciation and amortization totaled $526,415 for the six months ended June 30, 2016 compared to $504,543 for the six months ended June 30, 2015.

Investing Activities

The Company had $0 provided by investing activities for the six months ended June 30, 2016 and net cash provided by investing activities totaling $61,539 for the six months ended June 30, 2015. The net cash provided by investing activities for the six months ended June 30, 2015 consisted of $89,983 of property and equipment purchases and $151,522 of principal repayments on notes receivable.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 totaled $1,795,520 and $3,273,976, respectively. Cash flows provided by financing activities for the six months ended June 30, 2016 consisted of an aggregate of $2,776,430 in borrowing net proceeds from the issuance of notes payable, $250,000 payment of contingent consideration, $612,000 of repayments on convertible notes payable and $118,910 of repayments on note payable to vendor. Cash flows provided by financing activities for the six months ended June 30, 2015 consisted of $2,520,000 in proceeds from the sale of common stock and $753,976 in net proceeds from convertible debt.

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

On May 25, 2016 (the “Purchase Price Date”), the Company entered into a Securities Purchase Agreement (“Iliad SPA”) with Iliad Research and Trading, L.P. (the “Lender” or “Iliad”) pursuant to which the Lender loaned the Company $2,000,000. On the Purchase Price Date, the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note”) in the principal amount of $2,055,000 in exchange for payment by Lender of $2,000,000. The principal sum of the Iliad Note reflects the amount invested, plus a 2.25% “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Lender’s legal fees. Out of the proceeds from the Iliad Note, the Company paid the sum of $25,000 to its placement agent, Myers & Associates, L.P. The Company received net proceeds of $1,975,000 in exchange for the Iliad Note. The Iliad Note requires the repayment of all principal and any interest, fees, charges and late fees on the date that is thirteen months after the Purchase Price Date (the “Maturity Date”). Interest is to be paid on the outstanding balance at a rate of ten percent (10%) per annum from the Purchase Price Date until the Iliad Note is paid in full. Interest is accrued during the term of the Iliad Note and all interest calculations shall be computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and shall compound daily. Subject to adjustment as set forth in the Iliad Note, the conversion price for each Lender conversion shall be $0.50 (the “Lender Conversion Price”), convertible into shares of fully paid and non-assessable common stock. Beginning on the date that is six months after the Purchase Price Date and continuing until the Maturity Date, Iliad shall have the right to redeem a portion of the Iliad Note in any amount up to the Maximum Monthly Redemption Amount ($275,000, which is the maximum aggregate redemption amount that may be redeemed in any calendar month), for which payments may be made in cash or by converting the redemption amount into shares of Company common stock at a conversion price which is the lesser of (a) the Lender Conversion Price of $0.50 and (b) the Market Price, defined as 70% (“the Conversion Factor”), subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days is below $0.25 per share then the Conversion Factor will be reduced by 10%, (2) the Company is not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor will be reduced by an additional 5%, or (3) there has occurred a “Major Default” then the Conversion Factor will be reduced by an additional 5%. The Company may prepay the Iliad Note at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company may prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender may convert an amount not to exceed $300,000 under the Iliad Note. In connection with the Iliad Note, as set forth above, the Company incurred an original issue discount of $45,000 and $35,000 of other debt issuance costs, which will be amortized over the Iliad Note term. The Iliad Note is securitized by the Company’s accounts receivable, inventory and equipment.

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

Liquidity

For the three months ended June 30, 2016 and 2015, the Company had net losses of $2,296,902 and $2,003,068, respectively. For the six months ended June 30, 2016 and 2015, the Company had net losses of $3,760,019 and $4,651,858, respectively. In addition, for the six months ended June 30, 2016 and 2015, the Company had negative cash flows from operations of $905,660 and $3,826,247, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales through the second quarter of 2017, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2016 crop.

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

We expect to realize revenue to fund our working capital needs for our consumer product business segment through the sale of raw and finished products to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw and finished products to third parties. If not, we may not be able to maintain profitable operations. If we are unable to maintain profitable operations sufficient to fund our business, we would need to raise additional capital through either the issuance of debt or equity. In the event we are unable to maintain profitable operations or raise sufficient additional capital, our ability to continue as a going concern would be in jeopardy and investors could lose all of their investment in the Company.

Numerous other consumer products are currently in development and we will continue to scale up our processing capability to accommodate new products in our pipeline.

Off-Balance Sheet Arrangements

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. At June 30, 2016, there was approximately $150,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”).

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

Remediation efforts to address these material weaknesses in evaluation and implementation of internal controls over financial reporting, include the following: a) we have dedicated resources to, and anticipate final adoption and implementation of the 2013 version of the 1992 COSO Framework by the end of 2016; and b) on March 16, 2016, the Company adopted an audit committee charter and formed an audit committee and has held audit committee meetings on April 12, 2016, May 12, 2016 and August 3, 2016; c) we have implemented a new system and policy of supervisory review and approval of all accounting source documentation, including valuation reports, invoices, payroll reports and other accounting documents; and d) in addition, the Company has hired a new full-time Controller who will assist in developing and implementing policies and procedures that require proper segregation of duties and internal controls over financial reporting.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted above, there was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1(2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1(1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2(1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3(3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4(5)	Certificate of Incorporation of the Company, as amended.
3.5*	Bylaws of the Company, as amended.
4.1(4)	CannaVEST Corp. Specimen Stock Certificate
10.1(6)	Form of Securities Purchase Agreement, dated as of May 25, 2016 by and between the Company and Iliad Research and Trading, L.P.
10.2(6)	Form of Secured Convertible Promissory Note, issued by the Company on May 25, 2016 to Iliad Research and Trading, L.P.
10.3(6)	Form of Security Agreement, dated May 25, 2016, by and between the Company and Iliad Research and Trading, L.P.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.
(3)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(5) (6)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016. Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 26, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CV SCIENCES, INC. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer (Principal Executive Officer)
Dated August 12, 2016

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer (Principal Financial Officer)
Dated August 12, 2016

