Form 10-Q
period 2016-09-30
CV Sciences, Inc.
filed 2016-11-01
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 1, 2016, the issuer had 56,838,924 shares of issued and outstanding common stock, par value $0.0001.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects”, “plans”, “may,”, “anticipates”, “believes”, “should”, “intends”, “estimates”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the OTC: Bulletin Board; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2016	December 31, 2015
Assets
Current assets
Cash (Note 2)	$847,433	$518,462
Accounts receivable, net (Note 2)	752,831	870,552
Notes receivable (Note 3)	540,351	617,681
Inventory (Note 4)	13,206,088	14,133,920
Prepaid expenses and other current assets	496,840	451,127
Total current assets	15,843,543	16,591,742

Property & equipment, net (Note 2)	310,130	439,615
Intangibles, net (Note 6)	4,976,950	5,620,000
Goodwill	4,643,812	4,643,812
Total other assets	9,930,892	10,703,427

Total assets	$25,774,435	$27,295,169

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$646,739	$659,408
Accrued expenses (Note 5)	395,261	522,719
Secured convertible promissory notes payable, net (Note 8)	1,967,563	881,803
Unsecured note payable	–	138,975
Contingent consideration	–	250,000
Total current liabilities	3,009,563	2,452,905

Non-current liabilities
Unsecured note payable, net (Note 8)	639,753	–
Deferred tax liability	1,556,300	1,556,300
Total liabilities	5,205,616	4,009,205

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 52,338,924 and 45,451,389 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5,233	4,544
Additional paid-in capital	42,213,832	39,270,911
Accumulated deficit	(21,650,246)	(15,989,491)
Total stockholders' equity	20,568,819	23,285,964

Total liabilities and stockholders' equity	$25,774,435	$27,295,169

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Product sales, net	$2,939,997	$4,151,180	$7,850,430	$9,279,117
Cost of goods sold	1,051,048	1,692,383	2,671,519	3,913,620
Gross Profit	1,888,949	2,458,797	5,178,911	5,365,497

Litigation settlement income	–	756,714	–	756,714

Operating Expenses:
Selling, general and administrative	3,072,441	3,888,898	9,147,411	10,716,814
Research and development	396,238	228,822	879,598	972,844
Total Operating Expenses	3,468,679	4,117,720	10,027,009	11,689,658

Operating Loss	(1,579,730)	(902,209)	(4,848,098)	(5,567,447)

Other income (expense):
Interest income	–	36,939	27,658	107,427
Interest expense	(321,006)	(116,509)	(840,315)	(132,633)
Total Other (Expense) Income	(321,006)	(79,570)	(812,657)	(25,206)

Loss before taxes	(1,900,736)	(981,779)	(5,660,755)	(5,592,653)
Provision for income taxes	–	7,770	–	48,773
Net Loss	$(1,900,736)	$(989,549)	$(5,660,755)	$(5,641,426)

Weighted average common shares outstanding
Basic & diluted	52,218,272	34,897,323	51,362,444	34,781,740
Net loss per common share
Basic & diluted	$(0.04)	$(0.03)	$(0.11)	$(0.16)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2016

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	45,451,389	$4,544	$39,270,911	$(15,989,491)	$23,285,964
Shares issued for professional services	1,325,000	133	540,993	–	541,126
Shares issued pursuant to conversion of senior convertible promissory notes (Note 8)	5,562,535	556	407,444	–	408,000
Fair value of warrants issued in connection with unsecured promissory note	–	–	266,800	–	266,800
Beneficial conversion feature on secured convertible promissory notes	–	–	370,000	–	370,000
Stock-based compensation	–	–	1,357,684	–	1,357,684
Net loss	–	–	–	(5,660,755)	(5,660,755)
Balance - September 30, 2016	52,338,924	$5,233	$42,213,832	$(21,650,246)	$20,568,819

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(5,660,755)	$(5,641,426)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	789,742	757,722
Amortization of debt issuance costs	231,131	91,833
Amortization of beneficial conversion feature on secured convertible promissory note	300,973	–
Common stock issued for professional services	541,126	366,000
Stock-based compensation	1,357,684	4,098,092
Bad debt expense	59,143	200,000
Interest on note receivable	–	(91,068)
Accrued interest payable	73,779	–
Change in operating assets and liabilities:
Accounts receivable	67,796	(643,130)
Prepaid inventory	–	(5,329,644)
Inventory	995,944	3,134,749
Prepaid expenses and other current assets	(45,713)	125,566
Accounts payable and accrued expenses	(140,127)	7,129
Net cash used in operating activities	(1,429,277)	(2,924,177)

INVESTING ACTIVITIES
Purchase of equipment	(17,207)	(89,984)
Note receivable from legal settlement	–	(600,000)
Issuance of note receivable	–	(2,000,000)
Repayment of notes receivable	–	533,092
Net cash flows used in investing activities	(17,207)	(2,156,892)

FINANCING ACTIVITIES
Common stock issued for cash	–	2,520,000
Borrowing from issuance of unsecured note payable, net of costs	801,430	–
Borrowing from issuance of secured convertible note payable, net	1,975,000	1,385,496
Payment of contingent consideration	(250,000)	–
Repayment of convertible debt	(612,000)	–
Repayment of unsecured note payable	(138,975)	–
Net cash flows provided by financing activities	1,775,455	3,905,496

Net increase (decrease) in cash	328,971	(1,175,573)
Cash, beginning of period	518,462	2,302,418
Cash, end of period	$847,433	$1,126,845

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes to common stock	$(408,000)	$–
Value of warrants issued with unsecured promissory note	(266,800)	–
Beneficial conversion feature on secured convertible promissory note	(370,000)	–
Inventory returned in satisfaction of note receivable	68,112	–

Supplemental cash flow disclosures:
Interest paid	$311,359	$–
Taxes paid	21,583	48,773

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of CV Sciences, Inc. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC, Plus CBD, LLC and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations for its current business model on January 29, 2013. On May 2, 2016, the Company filed Articles of Dissolution for its wholly-owned subsidiaries US Hemp Oil, LLC and CannaVEST Laboratories, LLC, with the Secretary of State of Nevada, effective as of April 29, 2016. Neither US Hemp Oil, LLC nor CannaVEST Laboratories, LLC had any assets or liabilities.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2015, filed with the SEC on the Company’s Annual Report on Form 10-K filed on April 14, 2016. The results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 have been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $111,391 to cost of goods sold for the three months ended September 30, 2015 and a corresponding decrease to selling, general and administrative expenses in the same period. The impact of this reclassification was an increase of $235,213 to cost of goods sold for the nine months ended September 30, 2015, and a corresponding decrease to selling, general and administrative expenses in the same period. This reclassification had no impact on Net Sales, Operating Loss, Net Loss or Net Loss per Share.

Liquidity – For the three months ended September 30, 2016 and 2015, the Company had a net loss of $1,900,736 and $989,549, respectively. For the nine months ended September 30, 2016 and 2015, the Company had a net loss of $5,660,755 and $5,641,426, respectively. In addition, for the nine months ended September 30, 2016 and 2015, the Company had negative cash flows from operations of $1,429,277 and $2,924,177, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales through the third quarter of 2017, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2016 crop.

The Company’s specialty pharmaceutical business segment will require additional capital of approximately $1,500,000 over the next 12 months. Management believes that it will be able to obtain such financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. The intangible assets with estimable useful lives are amortized on a straight line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. During the three and nine months ended September 30, 2016 and 2015, there were no impairments.

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

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

Concentrations of Credit Risk – As of September 30, 2016, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $547,221 at September 30, 2016.

At September 30, 2016, the Company had two notes receivable totaling $540,351, one of which is from sale of inventory to Medical Marijuana, Inc. (“MJNA”), and the second note is from a litigation settlement with MJNA (Note 3).

One customer represented 60.5% of our accounts receivable balance at September 30, 2016 and two customers represented 83% of our accounts receivable balance at December 31, 2015.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of September 30, 2016 and December 31, 2015, the Company had recorded an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

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

In the normal course of business, the Company may offer discounts or promotions for various products to incentivize sales growth and brand awareness. Such discounts or promotions are recorded as a reduction to sales revenue.

Sales Tax – The Company is responsible for collecting tax on sales to end customers and remitting these taxes to applicable jurisdictions. These taxes are assessed based on the location of the end customer and the laws of the jurisdiction in which they reside.

Shipping and Handling – Shipping and handling costs totaled $115,990 and $111,391 for the three months ended September 30, 2016 and 2015, respectively. Shipping and handling costs totaled $313,498 and $235,213 for the nine months ended September 30, 2016 and 2015, respectively. Shipping and handling costs are recorded in cost of goods sold.

Returns – Finished Products – Within ten (10) days of a customer’s receipt of the Company’s finished products, the customer may return (i) finished products that do not conform to the Company’s product specifications, or (ii) finished products which are defective, provided that notice of condition is given within five (5) days of the customer’s receipt of the finished products. The failure to comply with the foregoing time requirements shall be deemed a waiver of the customer’s claim for incorrect or defective shipments. In the event of the existence of one or more material defects in any finished product upon delivery to the customer, the Company shall, at its sole option and cost, either (a) take such measures as are required to cure the defect(s) designated in the notice, or (b) replace such defective finished product(s). The Company may, at its sole option, require the return or destruction of the defective finished products. The customer shall afford the Company the opportunity to verify that such defects existed prior to shipment and were not, for purposes of example and not limitation, the result of improper transport, handling, storage, product rotation or misuse by the customer.

Bulk Oil Products – Sales of bulk oil products are generally final, and beginning in 2015 the Company does not accept returns under any circumstances.

There is no allowance for customer returns at September 30, 2016 or December 31, 2015 due to insignificant return amounts experienced during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

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

Stock-Based Compensation – Certain employees, officers, directors and consultants of the Company participate in various long-term incentive plans that provide for granting stock options and restricted stock awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Performance based stock options vest once the applicable performance condition is satisfied. Restricted stock awards generally vest 100% at the grant date.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense on the condensed consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance based stock options, compensation is recognized once the applicable performance condition is satisfied.

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

Inventory – Inventory is stated at lower of cost or market, with cost being determined on average cost basis. There was no reserve for obsolete inventory as of September 30, 2016 or December 31, 2015. As of September 30, 2016, the Company had $1,326,911 of inventory in Germany and the Netherlands.

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

Property and equipment, net, as of September 30, 2016 and December 31, 2015 were as follows:

	Useful Lives	September 30, 2016	December 31, 2015

Office furniture and equipment	3 years	$340,472	$323,265
Tenant improvements	14 to 39 months	70,592	70,592
Laboratory and other equipment	5 years	361,710	361,710
		772,774	755,567
Less: accumulated depreciation		(462,644)	(315,952)
		$310,130	$439,615

Depreciation expense for the three months ended September 30, 2016 and 2015 was $48,977 and $47,678, respectively, and for the nine months ended September 30, 2016 and 2015 was $146,692 and $141,222, respectively.

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

Debt Issuance Costs – Debt issuance costs have been recorded as a discount to secured convertible and unsecured promissory notes payable and are being amortized to interest expense using the interest method over the expected terms of the related debt agreements.

Loss per Share – The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 11,924,776 and 9,258,888 of stock options outstanding that are anti-dilutive at September 30, 2016 and September 30, 2015, respectively. In addition, the Company may be required to issue 11,000,000 shares of common stock related to certain performance based stock options outstanding. As of September 30, 2016, there were also warrants outstanding to purchase up to 2,100,000 shares of common stock. The Company may also be required to issue up to 19,500,000 shares of common stock related to contingent consideration from the CanX Acquisition and a variable amount of shares of common stock related to the potential conversion feature of the Iliad Note (as defined below) (Note 8).

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $292,738 and $658,817 for the three and nine months ended September 30, 2016, respectively. Research and development expense for the specialty pharmaceutical segment was $103,500 and $220,781 for the three and nine months ended September 30, 2016, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of September 30, 2016 and December 31, 2015, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2013.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”) requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 (1) provides a definition for the term “substantial doubt,” (2) requires an evaluation every reporting period, interim periods included, (3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, (4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, (5) requires a statement in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern, as well as other disclosures, if the substantial doubt is not alleviated, and (6) requires an assessment period of one year from the date the financial statements are issued. ASU 2014-15 is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-15), which provides amendments to specific statement of cash flows classification issues. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	NOTES RECEIVABLE

Notes receivable at September 30, 2016 and December 31, 2015 was comprised of the following:

	September 30, 2016	December 31, 2015

Medical Marijuana, Inc. settlement note and accrued interest	$60,351	$60,351
Medical Marijuana, Inc. promissory note and accrued interest	480,000	480,000
MediJane Holdings note and accrued interest	–	77,330
	540,351	617,681
Less current portion	(540,351)	(617,681)
Long-term portion	$–	$–

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

Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000 (“Settlement Note”), bearing interest at the rate of 6% per annum, payable in six equal monthly installments of $101,757 commencing August 15, 2015. The promissory note was secured by shares of the Company’s common stock held by the MJNA Parties. In November 2015, MJNA failed to timely pay the fourth payment installment under the Settlement Note and therefore defaulted on the Settlement Note. On December 3, 2015, the Company foreclosed on the Settlement Note collateral consisting of Company common stock. The foreclosure resulted in the Company obtaining rights to receive 624,750 shares of its common stock in full satisfaction of the remaining principal and accrued interest balance. At the foreclosure date, the Company took immediate possession of 500,000 shares held in escrow. At September 30, 2016, the Company was arranging to obtain the remaining 124,750 shares as collateral under the Settlement Note. The Settlement Note balance of $60,351 at each of September 30, 2016 and December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,750 shares.

In August 2015, we entered into an agreement to sell MJNA our products and received from MJNA a promissory note in the principal amount of $2,002,910 (“MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for the product shipped to MJNA. The MJNA Promissory Note is secured by 2,000,000 shares of the Company’s common stock held in escrow. MJNA has failed to make any payments on the MJNA Promissory Note and is in default. The MJNA Promissory Note is likely not collectible, and the probable form of collection is for the Company to foreclose on the 2,000,000 shares of Company common stock. At September 30, 2016 and December 31, 2015, the fair value of the collateral was determined to be $480,000 equal to the $0.24 per share closing price of the Company’s common stock as of December 31, 2015, multiplied by the 2,000,000 shares of Company common stock.

The MediJane Holdings, Inc. (“MJMD”) note relates to the sale of Company products during December 2014 in exchange for a convertible promissory note in the amount of $1,200,000 (“MJMD Note”). The full amount of the MJMD Note was due on June 23, 2015 along with accrued interest at 10%. MJMD was unable to secure financing in support of its operations and was not able to sell or otherwise commercialize the Company products purchased. In February 2016, the Company entered into an amendment to the MJMD Note, providing for the return of Company products previously sold to MJMD. A portion of the Company products previously sold to MJMD were returned to the Company in February 2016 with the remaining products returned in June 2016. At September 30, 2016 and December 31, 2015, the fair value of the remaining Company products to be returned was determined to be $0 and $77,330, respectively, equal to the cost value of the Company products to be returned, reduced by $9,218, which was recorded as a bad debt expense in 2016.

4.	INVENTORY

Inventory at September 30, 2016 and December 31, 2015 was comprised of the following:

	September 30, 2016	December 31, 2015

Raw materials	$12,192,168	$13,668,255
Finished goods	1,013,920	465,665
	$13,206,088	$14,133,920

5.	ACCRUED EXPENSES

Accrued expenses at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015

Accrued interest on secured convertible promissory note	$–	$69,063
Accrued payroll expenses	247,953	160,960
Other accrued liabilities	147,308	292,696
	$395,261	$522,719

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at September 30, 2016 and December 31, 2015:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)
Balance - September 30, 2016:
Vendor relationships	$1,170,000	$858,000	$312,000	5
In-process research and development	3,730,000	–	3,730,000	–
Trade names	330,000	183,667	146,333	5
Non-compete agreements	2,787,000	1,998,383	788,617	5
	$8,017,000	$3,040,050	$4,976,950

Balance - December 31, 2015:
Vendor relationships	$1,170,000	$682,500	$487,500	5
In-process research and development	3,730,000	–	3,730,000	–
Trade names	330,000	134,167	195,833	5
Non-compete agreements	2,787,000	1,580,333	1,206,667	5
	$8,017,000	$2,397,000	$5,620,000

Amortization expense for the three months ended September 30, 2016 and 2015 totaled $214,350 and $205,500, respectively, and for the nine months ended September 30, 2016 and 2015 totaled $643,050 and $616,500, respectively.

7.	RELATED PARTIES

Total receivables from MJNA totaled $540,351 at both September 30, 2016 and December 31, 2015, respectively.

During the three months ended September 30, 2016 and 2015, the Company paid $149,531 and $755,072, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. During the nine months ended September 30, 2016 and 2015, the Company paid the same stockholder of the Company $252,509 and $5,372,133, respectively. In addition, during the second quarter of 2016, the Company issued 500,000 shares of common stock in connection with consulting services from a European supplier valued based on the closing trading price of the Company’s common stock on the date of issuance.

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

The Company’s borrowings and conversions under the SPA for the nine months ended September 30, 2016 and for the year ended December 31, 2015 is summarized in the table below:

		September 30, 2016	December 31, 2015
	Maturity	Balance	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1 (Note 1)	May 19, 2016	$–	$510,000	10%
Tranche 2 (Note 2)	June 12, 2016	255,000	510,000	10%
Tranche 3 (Note 3)	July 24, 2016	510,000	510,000	10%
Tranche 4 (Note 4)	September 16, 2016	255,000	255,000	10%
Total borrowings		1,020,000	1,785,000

Convertible notes converted (Note 1)		–	(510,000)
Convertible notes converted (Note 2)		(255,000)	(255,000)
Convertible notes converted/repaid (Note 3)		(510,000)	–
Convertible notes repaid (Note 4)		(255,000)	–
Unamortized debt issuance cost		–	(99,805)
Unamortized debt discount - beneficial conversion feature		–	(38,392)

Net carrying amount of debt		–	881,803
Less current portion		–	(881,803)
Long-term borrowings - net of current portion		$–	$–

During the nine months ended September 30, 2016, the Company repaid the remaining principal and interest balance under the Notes as follows: (i) issued 3,062,535 shares of its common stock to the Investors in connection with conversion of the remaining $255,000 principal balance of Promissory Note 2; (ii) repaid $357,000 of the aggregate principal amount of Promissory Note 3 plus interest in the amount of $148,944 in cash to the Investors, and issued 2,500,000 shares of its common stock to the Investors in connection with the conversion of the remaining principal amount of $153,000 of Promissory Note 3; and, (iii) repaid the entire principal amount of Promissory Note 4 in the amount of $255,000 plus interest in the amount of $93,075 in cash to the Investors.

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

The Company’s borrowing under the Iliad Note for the nine months ended September 30, 2016 and for the year ended December 31, 2015 is summarized in the table below:

		September 30, 2016	December 31, 2015
	Maturity	Balance	Balance	Interest Rate

Secured promissory note payable	June 24, 2017	$2,055,000	$–	10%
Interest accrued		73,779	–
Unamortized original issue discount and debt issuance costs		(53,797)	–
Unamortized debt discount - beneficial conversion feature		(107,419)	–

Net carrying amount of debt		1,967,563	–
Less current portion		(1,967,563)	–
Long-term borrowings - net of current portion		$–	$–

Due to the variability in potential convertible common shares, the Company recorded a beneficial conversion feature of $370,000 at the time of the transaction, which will be amortized over six months. During the three and nine months ended September 30, 2016, the Company recorded interest expense of $185,000 and $262,581, respectively for amortization of the beneficial conversion feature. The assumptions used by the Company for calculating the fair value of the beneficial conversion feature using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months.

Unsecured Note Payable

On January 29, 2016, the Company issued an unsecured promissory note to a lender in the principal amount of $850,000 (“Promissory Note”) in consideration of a loan provided to the Company by the lender. The Promissory Note bears interest at 12% per annum, and the Company is obligated to make monthly interest-only payments in the amount of $8,500, for which the interest-only payments obligation commenced on March 1, 2016. All principal and accrued and unpaid interest is due under the Promissory Note on February 1, 2018. The Company has the right to prepay the Promissory Note without penalty or premium. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which will be amortized over the Promissory Note term.

The Company’s borrowing under the Promissory Note for the nine months ended September 30, 2016 and for the year ended December 31, 2015 is summarized below:

		September 30, 2016	December 31, 2015
	Maturity	Balance	Balance	Interest Rate

Unsecured promissory note payable	February 1, 2018	$850,000	$–	12%
Unamortized original issue discount and debt issuance costs		(32,380)	–
Unamortized debt discount - fair value of warrants		(177,867)	–

Net carrying amount of debt		639,753	–
Less current portion		–	–
Long-term borrowings - net of current portion		$639,753	$–

Pursuant to the terms of the Promissory Note, the Company issued to the lender a common stock purchase warrant providing the lender with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three and nine months ended September 30, 2016, the Company recorded interest expense of $33,350 and $88,933, respectively, for amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of September 30, 2016 and December 31, 2015, the Company had 52,338,924 and 45,451,389 shares of common stock issued and outstanding, respectively. During the nine months ended September 30, 2016, the Company issued 5,562,535 shares of common stock in connection with conversion of convertible debt and also issued 500,000 shares of common stock in connection with investment banking services. In addition, the Company issued 500,000 shares of common stock in connection with consulting services from a European supplier and issued 25,000 shares of common stock to a former member of the Company’s Board of Directors. Furthermore, the Company issued 300,000 shares of common stock in connection with investor relation services. The common stock issued in connection with professional services during the nine months ended September 30, 2016 were valued based on the closing trading price of the Company’s common stock on the date of issuance.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of September 30, 2016 and December 31, 2015 there was no preferred stock issued and outstanding.

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

In July 2016, the Company’s Board of Directors approved the grant of 250,000 stock options to purchase shares of the Company’s common stock to each of the non-management members of the Board of Directors; and, also approved a warrant to purchase 100,000 shares of the Company’s common stock to a former member of the Board of Directors.

In July 2016, the Company’s Board of Directors approved the grant of 11,000,000 performance-based stock options (the “Performance Options”) to purchase shares of the Company’s common stock to three senior management members of the Company. The Performance Options are contingent and vest only upon the Company achieving specific milestones related to the success of the Company’s drug development program and were granted outside of the Company’s Amended 2013 Plan.

10.	STOCK-BASED COMPENSATION

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. As of September 30, 2016, the Company had 3,075,224 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

The stock options are exercisable at no less than the fair market value of the underlying shares on the date of grant, and restricted stock and restricted stock units are issued at a value not less than the fair market value of the common stock on the date of the grant. Generally, stock options awarded are vested in equal increments ranging from two to four years on the annual anniversary date on which such equity grants were awarded. The stock options generally have a maximum term of 10 years. The following table summarizes stock option activity for the Amended 2013 Plan during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	9,799,036	$1.97	9.20	$57,800
Granted	2,270,000	0.40	–	–
Forfeited	(55,101)	0.52	–	–
Expired	(89,159)	2.52	–	–
Outstanding - September 30, 2016	11,924,776	1.67	8.68	119,000

Total exercisable - September 30, 2016	8,640,237	1.95	8.48	105,875
Total unvested - September 30, 2016	3,284,539	0.95	9.21	13,125
Total vested or expected to vest - September 30, 2016	11,924,776	1.67	8.68	119,000

The following table summarizes unvested stock options as of September 30, 2016:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2015	2,511,055	$1.37
Granted	2,270,000	0.29
Vested	(1,441,415)	0.97
Cancellations	(55,101)	0.37
Unvested stock options - September 30, 2016	3,284,539	0.79

The Company recognized expenses of $539,976 and $1,753,804 relating to stock options and warrants issued to employees, consultants, officers, and directors during the three months ended September 30, 2016 and 2015, respectively. The Company recognized expenses of $1,357,684 and $3,477,592 relating to stock options and warrants issued to employees, consultants, officers, and directors during the nine months ended September 30, 2016 and 2015, respectively. The Company recognized expenses of $108,001 and $0 relating to common stock issued to employees, consultants, officers, and directors during the three months ended September 30, 2016 and 2015, respectively. The Company recognized expenses of $541,126 and $0 relating to common stock issued to employees, consultants, officers, and directors during the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, stock-based compensation of $647,977 and $1,746,440, was expensed to selling, general and administration, respectively. For the nine months ended September 30, 2016 and 2015, stock-based compensation of $1,898,810 and $3,448,715, was expensed to selling, general and administration, respectively. For the three months ended September 30, 2016 and 2015, stock-based compensation of $0 and $7,364, was expensed to research and development, respectively. For the nine months ended September 30, 2016 and 2015, stock-based compensation of $0 and $28,877, was expensed to research and development, respectively. As of September 30, 2016, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $2,427,741, which is expected to be recognized over a weighted-average period of 1.80 years.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at September 30, 2016:

For the years ending December 31,	Total Operating Leases
2016	$488,107
2017	266,675
$754,782

The Company incurred rent expense of $120,162 and $126,475 for the three months ended September 30, 2016 and 2015, respectively, and incurred rent expense of $348,051 and $297,579 for the nine months ended September 30, 2016 and 2015, respectively.

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. At September 30, 2016, there was approximately $110,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

Contingencies

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff.  Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint.  After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016.  The Company’s reply brief was filed on April 25, 2016.  Defendant Stuart Titus was served with the Summons & Complaint in the case and he has recently completed briefing his motion to dismiss, through separate counsel. No hearing date has been set by the Court at this time with respect to the motions to dismiss.  Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

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

In the normal course of business, the Company is a party to a variety of agreements pursuant to which they may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, condensed consolidated results of operations or financial condition.

Royalties

In addition to the contingent consideration in connection with the CanX Acquisition (Note 1), which includes consideration for various milestones reached which may require issuance of up to 19,500,000 shares of the Company’s common stock, the Company is obligated to pay a 5% royalty of net sales on each of the first and second CBD drug products, subject to, and commencing with the first commercial release by the Company of each of the first and second CBD drug products by the Company formulated to treat human medical conditions.

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

The following table presents information by reportable operating segment for the three and nine month periods ended September 30, 2016 and 2015:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three Months Ended
September 30, 2016:
Product sales, net	$2,939,997	$–	$2,939,997
Gross profit	1,888,949	–	1,888,949
Selling, general and administrative	2,952,533	119,908	3,072,441
Research and development	292,738	103,500	396,238
Operating (loss) income	$(1,356,322)	$(223,408)	$(1,579,730)

September 30, 2015:
Product sales, net	$4,151,180	$–	$4,151,180
Gross profit	2,458,797	–	2,458,797
Litigation settlement income	756,714	–	756,714
Selling, general and administrative	3,888,898	–	3,888,898
Research and development	228,822	–	228,822
Operating (loss) income	$(902,209)	$–	$(902,209)

Nine Months Ended
September 30, 2016:
Product sales, net	$7,850,430	$–	$7,850,430
Gross profit	5,178,911	–	5,178,911
Selling, general and administrative	8,904,694	242,717	9,147,411
Research and development	658,817	220,781	879,598
Operating (loss) income	$(4,384,600)	$(463,498)	$(4,848,098)

September 30, 2015:
Product sales, net	$9,279,117	$–	$9,279,117
Gross profit	5,365,497	–	5,365,497
Litigation settlement income	756,714	–	756,714
Selling, general and administrative	10,716,814	–	10,716,814
Research and development	972,844	–	972,844
Operating (loss) income	$(5,567,447)	$–	$(5,567,447)

13.	SUBSEQUENT EVENTS

In October 2016, the Company’s Board of Directors approved the issuance of 4,500,000 shares of the Company’s common stock to former CanX shareholders upon completion of the development of a U.S. Food & Drug Administration (the “FDA”) current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities.

In addition, in connection with the completion of the development of an FDA current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities, an aggregate 2,750,000 options vested for three members of senior management.

In October 2016, the Company’s shareholders approved an amendment to the Amended 2013 Plan to increase the number of common stock shares issuable from 15,000,000 to 20,000,000 authorized shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the interim period ended September 30, 2016, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a life science company with two distinct business segments. Our consumer product business segment is focused on manufacturing, marketing and selling plant-based Cannabidiol (“CBD”) products to a range of market sectors. Our specialty pharmaceutical business segment is focused on developing and commercializing novel therapeutics utilizing synthetic CBD.

Our pharmaceutical business segment is developing synthetic cannabinoids to treat a range of medical conditions. The Company’s product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we plan to vigorously pursue patent protection on the Company’s two drug candidates.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2016 and 2015 and is detailed below:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Net loss	$(1,900,736)	$(989,549)	$(5,660,755)	$(5,641,426)
Interest income	–	(36,939)	(27,658)	(107,427)
Interest expense	321,006	116,509	840,315	132,633
Amortization of purchased intangible assets	214,350	205,500	643,050	616,500
Depreciation of property & equipment	48,977	47,678	146,692	141,222
EBITDA	(1,316,403)	(656,801)	(4,058,356)	(4,858,498)

EBITDA Adjustments:
Stock-based compensation expense (1)	647,977	1,756,786	1,898,810	4,464,092
Litigation settlement income (2)	–	(756,714)	–	(756,714)
Total EBITDA Adjustments	647,977	1,000,072	1,898,810	3,707,378

Adjusted EBITDA	$(668,426)	$343,271	$(2,159,546)	$(1,151,120)

___________________

(1)	Represents stock-based compensation expense related to stock options, warrants and stock grants awarded to employees, consultants, non-executive directors and former directors based on the grant date fair value under the Black-Scholes valuation model.
(2)	Represents income from settlement with Medical Marijuana, Inc. (“MJNA”) and certain MJNA parties.

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

Results of Operations

Three and nine months ended September 30, 2016 and 2015

Revenues and gross profit - We had sales of $2,939,997 and gross profit of $1,888,949, representing a gross profit percentage of 64.3% for the three months ended September 30, 2016 compared with sales of $4,151,180 and gross profit of $2,458,797, representing a gross profit percentage of 59.2% for the three months ended September 30, 2015. When excluding the Company’s one-time $2,000,000 sale of products to MJNA during the three months ended September 30, 2015, the Company increased sales by $788,817 during the three months ended September 30, 2016 when compared with the same period in 2015, on an as adjusted basis. As further discussed in Note 3 in the accompanying notes to the condensed consolidated financial statements, in August 2015, we entered into an agreement to sell MJNA our products and received from MJNA a promissory note in the principal amount of $2,002,910 (“MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for the product shipped to MJNA. MJNA has failed to make any payments on the MJNA Promissory Note and is in default.

The sales increase, on an as adjusted basis, for the three months ended September 30, 2016 is primarily due to lower bulk oil and product pricing and a change in sales mix in 2016 compared with 2015. Our current sales mix is more heavily weighted to branded finished products as compared to our historical focus on bulk oil sales. The gross margin increase for the three months ended September 30, 2016 compared with the same period in 2015, is due to the change in sales mix and greater harvest and processing yields, which resulted in lower production costs for bulk oil and finished products.

For the nine months ended September 30, 2016, we had sales of $7,850,430 and gross profit of $5,178,911, representing a gross profit percentage of 66.0% compared with sales of $9,279,117 and gross profit of $5,365,497, representing a gross profit of 57.8% for the nine months ended September 30, 2015. When excluding the Company’s one-time $2,000,000 sale of products to MJNA during the nine months ended September 30, 2015, the Company increased sales by $571,313 during the nine months ended September 30, 2016 when compared with the same period in 2015, on an as adjusted basis. The same factors impacting the third quarter of 2016 discussed above - lower prices and the change in strategy from reliance on bulk oil sales to a consumer products business model - contributed to the sales increase for the nine months ended September 30, 2016 compared to 2015, on an as adjusted basis. Similarly, the gross margin increase for the nine months ended September 30, 2016 compared with the same period in 2015, is due to the change in sales mix and greater harvest and processing yields, which resulted in lower production costs for bulk oil and finished products.

Selling, general and administrative expenses - For the three months ended September 30, 2016 and 2015, the Company incurred selling, general and administrative (the “SG&A”) expenses in the amount of $3,072,441 and $3,888,898, respectively. SG&A expense for the three months ended September 30, 2016 and 2015 includes $647,977 and $1,746,440, respectively, of stock-based compensation, a non-cash expense. The SG&A expenses include $48,977 and $47,678 of depreciation expense, and, $214,350 and $205,500 of amortization expense of intangible assets, for the three months ended September 30, 2016 and 2015, respectively. After adjusting for non-cash stock-based compensation, depreciation and amortization of intangible assets for the three months ended September 30, 2016 and 2015, SG&A costs increased by $271,857 in the third quarter of 2016 compared to the third quarter of 2015. Part of this increase resulted from $119,908 of expense related to our specialty pharmaceutical segment, which began operations in the second quarter of 2016, and increased headcount, commissions, marketing and employee benefits expenses.

For the nine months ended September 30, 2016, the Company incurred SG&A expenses in the amount of $9,147,411 compared with $10,716,814 for the nine months ended September 30, 2015. SG&A expenses for the nine months ended September 30, 2016 and 2015 includes $1,898,810 and $3,448,715, respectively, of stock-based compensation, a non-cash expense. SG&A expenses also includes $146,692 and $141,222 of depreciation expense, and, $643,050 and $616,500 of amortization expense of intangible assets, for the nine months ended September 30, 2016 and 2015, respectively. After adjusting for non-cash stock-based compensation, depreciation and amortization of intangible assets, SG&A costs decreased by $51,518 for the nine months ended September 30, 2016 compared with the same period in 2015. The decrease primarily resulted from a decrease in computer and IT and free samples marketing expense.

Research and development expenses - For the three months ended September 30, 2016 and 2015, the Company incurred research and development (“R&D”) expenses of $396,238 and $228,822, respectively. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment. During the third quarter of 2016, we incurred $103,500 of R&D expenses related to our specialty pharmaceutical segment. We also incurred $0 and $7,364 of stock-based compensation during the three months ended September 30, 2016 and 2015, respectively. After adjusting for the specialty pharmaceutical R&D expense and the non-cash stock-based compensation, R&D costs related to our consumer products segment increased by $71,280. This increase resulted primarily from the domestic production of CBD.

For the nine months ended September 30, 2016, the Company incurred R&D expenses of $879,598 compared with $972,844 for the nine months ended September 30, 2015. These expenses are related to the cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel and R&D expenses related to our specialty pharmaceutical segment for the period. R&D expenses includes $220,781 related to our specialty pharmaceutical segment for the nine months ended September 30, 2016. We also incurred $0 and $28,877 of stock-based compensation for the nine months ended September 30, 2016 and 2015, respectively. After adjusting for the specialty pharmaceutical R&D expenses and the non-cash stock-based compensation expense, R&D costs related to our consumer products segment decreased by $285,150. This decrease resulted primarily from the Company transitioning R&D activities in its consumer product segment into production of consumer products.

Interest income/expense – Interest income was $0 and $36,939 for the three months ended September 30, 2016 and 2015, respectively. The decrease in interest income is due to interest earned on the issuance of notes receivable in 2015. Interest expense was $321,006 and $116,509 for the three months ended September 30, 2016 and 2015, respectively. Interest expense for the three months ended September 30, 2015 relates primarily to interest on the Company’s notes payable. The increase in interest expense for the three months ended September 30, 2016 compared with the same period in 2015 was due to increased borrowings, accrued interest and the amortizations of debt discounts and the beneficial conversion feature.

Interest income was $27,658 and $107,427 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in interest income is due to interest earned on the issuance of notes receivable in 2015. Interest expense was $840,315 and $132,633 for the nine months ended September 30, 2016 and 2015, respectively. The increase in interest expense for the nine months ended September 30, 2016 compared with the same period in 2015 was due to increased borrowings, accrued interest and the amortizations of debt discounts and the beneficial conversion feature.

Litigation settlement income – Litigation revenue of $756,714 for the three and nine months ended September 30, 2015 relates to the Company’s settlement agreement with Medical Marijuana, Inc., HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively the “MJNA Parties”) to settle multiple litigation matters between the Company and certain MJNA Parties (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000, bearing interest at 6% per annum.

Liquidity and Capital Resources

A summary of our changes in cash flows for the nine months ended September 30, 2016 and 2015 is provided below:

	Nine months ended September 30,
	2016	2015
Net cash flows provided by (used in):
Operating activities	$(1,429,277)	$(2,924,177)
Investing activities	(17,207)	(2,156,892)
Financing activities	1,775,455	3,905,496
Net increase (decrease) in cash	328,971	(1,175,573)
Cash, beginning of period	518,462	2,302,418
Cash, end of period	$847,433	$1,126,845

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

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 totaled $1,429,277 and $2,924,177, respectively. Cash provided by sale of inventory was $995,944 for the nine months ended September 30, 2016 compared to an aggregate of $2,194,895 of cash used for prepayments of inventory and inventory purchases for the nine months ended September 30, 2015. Cash provided by accounts receivable was $67,796 for the nine months ended September 30, 2016 compared to $643,130 in cash used to fund accounts receivable for the nine months ended September 30, 2015. Cash used in funding prepaid expenses and other current assets was $45,713 for the nine months ended September 30, 2016 compared to $125,566 in cash provided by prepaid expenses and other current assets for the nine months ended September 30, 2015. Cash used in accounts payable and accrued expenses was $140,127 for the nine months ended September 30, 2016 compared to cash provided by accounts payable and accrued expenses of $7,129 for the nine months ended September 30, 2015. Amortization of debt discounts totaled $231,131 for the nine months ended September 30, 2016 compared to $91,833 for the nine months ended September 30, 2015. Amortization of beneficial conversion features of convertible debt totaled $300,973 for the nine months ended September 30, 2016 and $0 for the nine months ended September 30, 2015. Common stock issued for professional services totaled $541,126 for the nine months ended September 30, 2016 compared to $366,000 for the nine months ended September 30, 2015. Stock-based compensation related to stock options and warrants totaled $1,357,684 for the nine months ended September 30, 2016 compared to $4,098,092 for the nine months ended September 30, 2015. Depreciation and amortization totaled $789,742 for the nine months ended September 30, 2016 compared to $757,722 for the nine months ended September 30, 2015. Bad debt expense was $59,143 for the nine months ended September 30, 2016 compared to $200,000 for the nine months ended September 30, 2015. Accrued interest payable was $73,779 for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 totaled $17,207 and $2,156,892, respectively. The net cash used in investing activities for the nine months ended September 30, 2016 consisted of property and equipment purchases. The net cash used in investing activities for the nine months ended September 30, 2015 consisted of $89,984 of property and equipment purchases and $533,092 of principal repayments on notes receivable, issuance of a $600,000 note receivable in connection with a legal settlement and a $2,000,000 note receivable issued in connection with the purchase of Company products.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 totaled $1,775,455 and $3,905,496, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2016 consisted of an aggregate of $2,776,430 in borrowing net proceeds from the issuance of notes payable, $250,000 payment of contingent consideration, $612,000 of repayments on convertible notes payable and $138,975 of repayments on note payable to vendor. Cash flows provided by financing activities for the nine months ended September 30, 2015 consisted of $2,520,000 in proceeds from the sale of common stock and $1,385,496 in net proceeds from convertible debt.

On January 29, 2016, the Company issued an unsecured promissory note to a lender in the principal amount of $850,000 (“Promissory Note”). The Promissory Note bears interest at 12% per annum, and the Company is obligated to make monthly interest-only payments in the amount of $8,500, commencing March 1, 2016. All principal and accrued and unpaid interest is due under the Promissory Note on February 1, 2018. The Company has the right to prepay the Promissory Note without penalty or premium. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which will be amortized over the Promissory Note term.

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

Liquidity

For the three months ended September 30, 2016 and 2015, the Company had net losses of $1,900,736 and $989,549, respectively. For the nine months ended September 30, 2016 and 2015, the Company had net losses of $5,660,755 and $5,641,426, respectively. In addition, for the nine months ended September 30, 2016 and 2015, the Company had negative cash flows from operations of $1,429,277 and $2,924,177, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales through the third quarter of 2017, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2016 crop.

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

Off-Balance Sheet Arrangements

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. At September 30, 2016, there was approximately $110,000 remaining to be paid under this second contract related to the 2015 crop. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both of these contracts. We anticipate the cost under both contracts will remain consistent with current year prices.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”).

Management is aware of and has identified the following material weakness in our internal control over financial reporting: the Company has not completed implementation of our procedures and internal control over financial reporting as set forth in the 2013 version of the 1992 COSO Framework.

Remediation efforts to address this material weakness in evaluation and implementation of internal controls over financial reporting, include the following: we have dedicated resources to, and anticipate final adoption and implementation of the 2013 version of the 1992 COSO Framework by the end of 2016.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted above, there was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation.  On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff.  Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint.  After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016.  The Company’s reply brief was filed on April 25, 2016.  Defendant Stuart Titus was served with the Summons & Complaint in the case and he has recently completed briefing his motion to dismiss, through separate counsel. No hearing date has been set by the Court at this time with respect to the motions to dismiss.  Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2016, the Company issued 250,000 shares of its common stock to IRTH Communications, Inc. and 50,000 shares of its common stock to MZHCI, LLC, for investor relation services rendered. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transactions not involved in a public offering pursuant to Section 4(a)(2) under the Act.”

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1(2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1(1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2(1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3(3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4(5)	Certificate of Incorporation of the Company, as amended.
3.5(6)	Bylaws of the Company, as amended.
4.1(4)	CannaVEST Corp. Specimen Stock Certificate
4.2(7)	Form of Common Stock Purchase Warrant.
10.1*	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.
10.2*	Employment Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling.
10.3*	Employment Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.4*	Non-Qualified Stock Option Agreement, by and between the Company and Michael Jr. Mona, Jr., dated July 6, 2016.
10.5*	Non-Qualified Stock Option Agreement, by and between the Company and Joseph Dowling, dated July 6, 2016.
10.6*	Non-Qualified Stock Option Agreement, by and between the Company and Michael Mona, III, dated July 6, 2016.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.
(3)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(5) (6)

Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.

Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 12, 2016.

(7)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV SCIENCES, INC. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer (Principal Executive Officer)
Dated November 1, 2016

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer (Principal Financial Officer)
Dated November 1, 2016

