Form 10-K
period 2016-12-31
CV Sciences, Inc.
filed 2017-03-31
CIK 1510964

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number: 000-54677

CV Sciences, Inc. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	80-0944870 (I.R.S. Employer Identification No.)

2688 South Rainbow Boulevard, Suite B, Las Vegas, NV 89146 (Address number of principal executive offices) (Zip Code) Registrants telephone number, including area code 866-290-2157

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. As of June 30, 2016, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $20,890,348.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 23, 2017, the issuer had 62,749,617 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with OTC Markets; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We were incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, the Company’s predecessor, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware, reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.” The Company previously operated under the corporate name of CannaVest Corp. On June 8, 2016, the Company changed its trading symbol from CANV to CVSI, and continues to be traded on the OTC: QB.

The change in corporate name was undertaken in connection with the acquisition of CanX Inc., a Florida corporation (“CanX”). As more fully set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016 (the “CanX 8-K”), on December 30, 2015, we entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) with CANNAVEST Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), CANNAVEST Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “LLC”), CanX and the Starwood Trust, as the Shareholders’ Representative (the “CanX Acquisition”). Pursuant to the Purchase Agreement, Merger Sub merged with and into CanX with CanX surviving such merger. Immediately following effectiveness of the merger, CanX merged with and into the LLC with the LLC surviving such merger. Upon consummation of these transactions, CanX ceased to exist and all property, rights, privileges, powers and franchises of CanX vested in the LLC, and all debts, liabilities and duties of CanX became the debts, liabilities and duties of the LLC. In consideration for the acquisition of CanX and its wholly-owned subsidiary, Cannabine, LLC, a Florida limited liability company, the Company paid and issued to the former shareholders of CanX at closing an aggregate sum of $250,000 in cash and 5,000,000 shares of the Company’s common stock. Pursuant to the Purchase Agreement, subject to the Company achieving certain post-closing milestones, the Company was previously required to pay and issue certain additional contingent consideration to the former shareholders of CanX, as more particularly set forth in the CanX 8-K. As further discussed in the Current Report on Form 8-K filed with the SEC on March 22, 2017 (the March 2017 8-K), on March 16, 2017, the parties to the Purchase Agreement entered into an amendment to the Purchase Agreement pursuant to which the Company agreed to issue the additional contingent consideration without the Company having achieved the remaining post-closing milestones and agreed to certain revisions to the buy-out option of the Company for the royalty payments otherwise due to the former shareholders of CanX, as further discussed in the CanX 8-K.

Following the CanX Acquisition, the Company has two distinct business segments, a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing synthetic Cannabidiol (“CBD”); and, a consumer product segment focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors.

Pharmaceuticals

Our specialty pharmaceutical segment is developing synthetic cannabinoids to treat a range of medical conditions. Cannabinoids are compounds derived from the Cannabis sativa plant, which contain two primary cannabinoids, CBD, and Δ9-tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has promising results in treating a range of medical indications. We acquired two product candidates in the CanX Acquisition, each utilizing synthetic CBD as the active pharmaceutical ingredient.

The Company’s first patent-pending product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. There are currently no drugs approved by the U.S. Food & Drug Administration (“FDA”) for treatment of smokeless tobacco use and addiction. We believe this product candidate will provide treatment options for this significant unmet medical need. The Company is hopeful to be in a position to file an Investigational New Drug Application (“IND”) with the FDA in the future. We expect to hold a pre-IND meeting with the FDA during the first half of 2017 to obtain guidance on this development program. CVSI-007 is based on proprietary formulations, processes and technology that we believe are patent-protectable, with an application that expires in 2036.

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

We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, nutritional supplements and much more. The market for hemp-derived products is expected to increase substantially over the next five years, and we believe CV Sciences is well positioned to be a significant player in the hemp industry.

We expect to realize revenue to fund a portion of our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our drug development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt.

Current Operations

Specialty Pharmaceuticals

We currently contract with qualified parties and contract research organizations for our preclinical research and IND preparation and development. Commercialization of future specialty pharmaceutical products in the United States and other territories may rely on licensing and co-promotion agreements with strategic partners. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could include a sales organization, internal sales support, an internal marketing group and distribution support.

Consumer Products

We utilize internal resources to manufacture, market, and sell products containing hemp-derived CBD primarily under our PlusCBD™ brand. Hemp-derived CBD is one of at least 80 cannabinoids found in hemp, and is non-psychoactive. Our U.S. based operations oversee our raw material supply chain, raw material processing, product development and manufacturing, and sales and marketing. We will continue to scale-up our processing capability to accommodate new products in our pipeline.

Description of our Subsidiaries

The Company owns 100% of the issued and outstanding membership interests of two subsidiaries: Plus CBD, LLC (formerly, “Global Hemp Source, LLC”) (“Plus CBD”), and the LLC. The Company also owned a 70% interest in CannaVest Europe, GmbH. On May 2, 2016, the Company filed Articles of Dissolution for its wholly-owned subsidiaries US Hemp Oil, LLC and CannaVest Laboratories, LLC (formerly, “PhytoSPHERE Systems, LLC”) with the Secretary of State of Nevada, effective as of April 29, 2016. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, an entity that prior to dissolution, the Company had a 70% interest in, with the District Court, Dusseldorf Germany, effective December 31, 2016. None of US Hemp Oil, CannaVest Laboratories and CannaVest Europe GmbH had any assets or liabilities at the time of their dissolution.

Inventory and Sales

Based on expected increasing demand, we have invested significant capital to develop and maintain relationships with growers on a global scale to ensure access to raw materials to support anticipated revenue growth. We source our raw materials from well-established and well-recognized hemp growers in Europe. We have arrangements with some of these growers for exclusive rights to their supply. Despite this already large footprint, we continue to explore and develop other relationships to ensure that we can meet the expected demand for bulk hemp products well into the future. Our current inventory levels are sufficient to support sales through 2017, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop. During the year ended December 31, 2016, we recorded an impairment of inventory expense of $3,562,459 (See Note 4 of the Company’s consolidated financial statements).

Subject to applicable law, we have initiated hemp research and development studies in the U.S. in Kentucky through partnerships with the Kentucky State Department of Agriculture and several universities, on a pilot scale.

Changes in the Law and Development Programs

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but on a limited basis. A landmark provision passed in the Agricultural Act of 2014 recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws to allow for crop research by universities, colleges and state agriculture departments. The new Federal law allows for agricultural pilot programs for industrial hemp “in states that permit the growth or cultivation of hemp.”

Under the jurisdiction of the Agricultural Act of 2014, we entered into two separate agreements during 2015. We entered an agreement with the Kentucky State Department of Agriculture to complete research under pilot studies with farmers and processors of CBD. In addition, we entered into an agreement with the University of Kentucky to fund research regarding cultivation techniques to increase CBD production. We are also evaluating opportunities within Kentucky to invest in processing facilities and equipment in support of our consumer products business segment.

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today includes early adopter retailers and ecommerce entities, and product development companies that use our PlusCBD™ brand oil to develop consumer products for distribution. The number of “mainstream” commercial and retail stores that currently stock and sell our products is increasing primarily through customer awareness. We believe that as awareness grows for the “green”, environmentally-friendly products derived from hemp\cannabis, the consumer market will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp.

Our target customers for our consumer product segment are first and foremost end consumers via internet sales, direct-to-consumer health and wellness stores, collectives, cooperatives, affiliate sales and master distributors. Secondarily, we are targeting manufacturers of products that can readily replace their raw base materials for our base materials, making the products more environmentally friendly and sustainable. In the future, we intend to target national and regional broker networks and major distribution companies who have preexisting relationships with major retail chain stores. In addition, we are directly pursuing distribution opportunities with national retailers. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.

Competition

There are several companies developing cannabinoid therapeutics for a range of medical indications. The cannabinoid therapeutic area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD and THC, or a combination of CBD/THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals, PLC have focused on plant-based CBD formulations; while other companies such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc. have focused on synthetic CBD formulations.

The CBD-based consumer product industry is highly fragmented with numerous companies, many of which are under-capitalized. We routinely evaluate internal and external opportunities to optimize value for shareholders through new product development or by asset acquisitions or sales. There are also large, well-funded companies that currently do not offer hemp-based consumer products but may do so in the future.

Intellectual Property

We have filed trademark applications on our brands, logos and marks including, but not limited to CV Sciences and Plus CBD. On January 30, 2016, we received a Notice of Allowance from the U.S. Patent and Trademark Office for our utility patent application number 14/791,184, Novel Process for Generating Hemp Oil with a High CBD Content. This patent covers our solvent-free and highly repeatable process for producing hemp oil with higher concentrations of CBD and expires in 2033.

We have a pending patent application for our product candidate CVSI-007 in the United States that will expire in 2037.

We review our intellectual property portfolio on a periodic basis and we will continue to broaden our portfolio in a fiscally prudent manner. We intend to file for patent protection on our pharmaceutical products based on proprietary formulations, processes and technology.

Research and Development

We opened a laboratory facility in San Diego, California in September 2013 to advance our CBD consumer products business. Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Our lab specializes in process development and product testing. We incurred research and development expenses of $1,159,009 and $1,320,003, for the years ended December 31, 2016 and 2015, respectively.

Source and Availability of Raw Materials

The Company sources its raw materials from well-established and well-recognized hemp growers in Europe. We have arrangements with some of these growers to have exclusive rights to their supply. The Company has two supply arrangements in place with European farmers to supply raw material in future years. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both contracts. We do not intend to purchase any inventory under these supply agreements from the 2017 crop and/or 2018 crop. As such, we recorded an impairment expense during the year ended December 31, 2016, related to acquired goodwill and intangible assets from PhytoSPHERE (See Note 7 of the Company’s consolidated financial statements). In addition, during the year ended December 31, 2016, we recorded a $3,562,459 impairment of certain raw material inventory (See Note 4 of the Company’s consolidated financial statements).

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

Employees

As of March 23, 2017, we had a total of 39 employees; 38 full-time employees and 1 part-time employee. We have no collective bargaining agreements with our employees and none are represented by labor unions. Management believes the Company has good relationships with its employees.

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

On August 13, 2013, the Company entered into a lease for approximately 2,400 square feet laboratory space in San Diego, California. The monthly base rent was approximately $4,200 per month for a term of 12 months. On April 1, 2014, the Company entered into an amendment to increase the amount of laboratory space under the lease and extended the term of the lease for one additional year through August 2015. This amendment increased the amount of lab space under lease to 3,276 and added storage space for an additional 887 square feet. The monthly base rent under the lease was increased to approximately $6,320 per month. On February 23, 2015, the Company entered into another amendment to again increase the amount of laboratory space under the lease and extended the term of the lease through December 31, 2016. This amendment increased the amount of lab space under lease to 4,345 square feet, and increased the monthly base rent under the lease to $7,798. On December 22, 2016, the Company entered into a third amendment to this lease which increased the monthly base rent under the lease to $8,397 and extended the term of the lease through July 1, 2017.

On May 13, 2014, the Company entered into a lease for approximately 5,000 square feet of warehouse space in San Diego, California for a term of 3 years. The base rent under this lease is $5,000 per month.

On November 1, 2016, the Company entered into a lease for warehouse space in Lexington, Kentucky for a term of 6 months, with an option to extend the rent period to October 31, 2017. The base rent under this lease is $2,979 per month.

We believe that our existing facilities are suitable and adequate for the operation of our business, including our current production capacity. We are currently seeking to consolidate our facilities.

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

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands (the “District Court”), alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain supply agreement between the Company and Dun Agro dated December 19, 2013 and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. The Company filed a reply to the complaint on March 29, 2017 which is now under review by the District Court. Management intends to vigorously defend the complaint allegations and an estimate of possible loss cannot be made at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC: QB under the symbol CVSI. Trading of securities on the OTC: QB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC: QB for the following periods. These prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2016
	High	Low
First Quarter	$1.00	$0.11
Second Quarter	$0.62	$0.36
Third Quarter	$0.38	$0.20
Fourth Quarter	$0.93	$0.26

Fiscal Year Ended December 31, 2015
	High	Low
First Quarter	$4.25	$2.35
Second Quarter	$2.77	$1.05
Third Quarter	$1.34	$0.68
Fourth Quarter	$1.00	$0.16

The payment of cash dividends in the future will be determined by our Board of Directors, or Board, in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. There were more than 10,000 individual participants in securities positions listings of our common stock on March 23, 2017.

No cash dividends have been paid on our common stock for the 2016 and 2015 fiscal years and the Board has not considered any change in this practice, and has no intentions of considering any such change in the foreseeable future.

We did not repurchase any shares of our common stock during the fiscal year covered by this Annual Report on Form 10-K. However, during 2015, the Company was issued a $600,000 secured promissory note in connection with a litigation settlement (the “Settlement Note”). The collateral under the Settlement Note was Company common stock held by the issuer of the Settlement Note. The Company received $305,271 in payments on the Settlement Note before the issuer of the Settlement Note defaulted for failure to timely pay the fourth installment obligation in the amount of $101,757. On December 3, 2015, the Company foreclosed on the unpaid balance of the Settlement Note in exchange for 624,600 shares of Company common stock held by the issuer of the Settlement Note. As of December 31, 2015, the Company had received 500,000 shares of Company common stock in partial settlement of the unpaid balance under the Settlement Note. The Settlement Note balance of $60,351 at December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,600 shares. In December 2016, the Company obtained the remaining 124,600 shares of Company common stock held as collateral from the MJNA Parties pursuant to the terms of the Settlement Note, which were immediately cancelled upon receipt.

See the Equity Compensation Plan Information table in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

The Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, during fiscal year 2016 that have not already been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended December 31, 2016 and December 31, 2015 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

OVERVIEW

We are a life science company with two distinct business segments. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing synthetic CBD. Our consumer product segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors. On June 8, 2016, the Company changed its trading symbol from CANV to CVSI, and continues to be traded on the OTC: QB.

Our specialty pharmaceutical business segment is developing synthetic cannabinoids to treat a range of medical conditions. The Company’s product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we plan to vigorously pursue patent protection on the Company’s two drug candidates.

Our consumer product business segment manufactures, markets and sells consumer products containing plant-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care, specialty foods and vape.

We expect to realize revenue from our consumer products business segment to fund a portion of our working capital needs. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. Given the small size of our company and the development stage of our specialty pharmaceutical business segment, we may find it difficult to raise sufficient capital to meet our needs. We do not have any firm commitments for all of our capital needs, and there are no assurances they will be available to us.

Non-GAAP Financial Measures

We currently focus on Adjusted EBITDA to evaluate our business relationships and our resulting operating performance and financial position. Adjusted EBITDA is defined by us as EBITDA (net income (loss) minus interest income, plus interest expense, income tax expense, depreciation and amortization), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance and it is a meaningful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain non-cash items and other adjustments.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding our performance for the following reasons:

•	because non-cash equity grants made to employees and non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. As such, we do not believe stock-based compensation expense is a key measure of our operating performance; and
•	revenues and expenses associated with acquisitions, dispositions, equity issuance and related offering costs can vary from period to period and transaction to transaction and are not considered a key measure of our operating performance.

We used Adjusted EBITDA:

•	as a measure of operating performance;
•	to evaluate the effectiveness of our business strategies; and
•	in communication with our Board of Directors concerning our financial performance.

Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income (loss), operating income or any other performance measure derived in accordance with GAAP.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual requirements;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and
•	Adjusted EBITDA can differ significantly from company to company depending on that Company’s definition of Adjusted EBITDA, strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and the level of capital investment, thus, limiting is usefulness as a comparative measure.

Adjusted EBITDA should not be considered as a measure of discretionary cash available to us for investment in our business. We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA as supplemental information.

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2016 and 2015 is detailed below:

	For the years ended December 31,
	2016	2015
Net loss	$(14,141,298)	$(12,233,128)
Interest income	(27,658)	(18,287)
Interest expense	1,086,793	968,615
Amortization of purchased intangible assets	857,400	822,000
Depreciation of property & equipment	195,167	190,335
EBITDA	(12,029,596)	(10,270,465)

EBITDA Adjustments:
Stock-based compensation expense (1)	3,274,034	6,048,193
Litigation settlement income (2)	–	(756,714)
Gain on collection of related party notes receivable (3)	(379,486)	–
Gain on change in derivative liability (4)	(147,200)	–
Impairment of inventory (5)	3,562,459	–
Impairment of PhytoSPHERE goodwill and intangible assets (6)	2,746,512	–
Bad debt expense (7)	–	2,654,836
Total EBITDA Adjustments	9,056,319	7,946,315
Adjusted EBITDA	$(2,973,277)	$(2,324,150)

  _________________

(1)	Represents stock-based compensation expense related to stock options and warrants awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.
(2)	Represents income from settlement with Medical Marijuana, Inc. (“MJNA”) and certain other parties.
(3)	Represents the gain on collection of the MJNA settlement notes receivable.
(4)	Represents the gain on change in derivative liability associated with the Iliad Note (See Note 8 of the Company’s consolidated financial statements).
(5)	Represents the impairment expense of certain raw material inventory (See Note 4 of the Company’s consolidated financial statements).
(6)	Represents the impairment expense associated with acquired goodwill and intangible assets from PhytoSPHERE Systems, LLC (“PhytoSPHERE”) (See Note 7 of the Company’s consolidated financial statements).
(7)	Recognition of the write-down of certain Company notes receivable in 2015.

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

Derivative Financial Instruments - Derivative financial instruments are initially recognized at fair value on the date a derivative contract is entered into and are subsequently remeasured at fair value on a quarter-end reporting basis. Changes in the fair value of derivative financial instruments are recognized as a gain or loss in the Company’s Consolidated Statements of Operations.

Business Combinations - We apply the provisions of the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions, including without limitation, the CanX Acquisition. ASC 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations.

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

The Consolidated Statement of Operations for the year ended December 31, 2015 has been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $377,316 to cost of goods sold for the year ended December 31, 2015 and a corresponding decrease to selling, general and administrative expenses in the same period. This accounting policy change has been applied retrospectively and had no impact on Net Sales, Operating Loss, Net Loss or Net Loss per Share.

Goodwill and Intangible Assets – The Company evaluates the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with ASC Topic 350, Intangibles Goodwill and Other and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of a reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of a reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the year ended December 31, 2016, an impairment expense of $2,746,512 was recorded related to the PhytoSPHERE acquired goodwill and intangible assets (See Note 7 of the Company’s consolidated financial statements). No impairments were noted during the year ended December 31, 2015.

Accounts receivable - Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company extends credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable for large accounts are generally secured by substantially all assets of the customer. Smaller account receivables, generally less than $10,000, are unsecured and interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each of December 31, 2016 and 2015, we maintained an allowance for doubtful accounts related to our accounts receivable in the amount of $100,000.

Inventory - Inventory is stated at lower of cost or market, with cost being determined on an average cost basis. During the year ended December 31, 2016, the Company recorded an impairment of inventory expense of $3,562,459 (See Note 4 of the Company’s consolidated financial statements).

Revenue Recognition – The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition (“ASC 605”) which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to the carrier and the rights of ownership have transferred from the Company to the customer.

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

Stock-Based Compensation - Certain employees, officers, directors and consultants of the Company participate in various long-term incentive plans that provide for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Performance-based stock options vest once the applicable performance condition is satisfied. Restricted stock awards generally vest 100% at the grant date.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, and directors as compensation and benefits expense on the Consolidated Statements of Operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

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

Results of Operations

Year ended December 31, 2016 vs. December 31, 2015

Revenues

We had sales of $11,060,636 and gross profit of $6,997,635, representing a gross profit percentage of 63.3% for the year ended December 31, 2016 compared with sales of $11,529,402 and gross profit of $6,730,984, representing a gross profit percentage of 58.4% for the year ended December 31, 2015. When excluding the Company’s one-time $2,000,000 sale of products to MJNA during the year ended December 31, 2015, the Company increased sales by $1,531,234 or 16.1% during the year ended December 31, 2016 when compared with the same period in 2015, on an as-adjusted basis. As further discussed in Note 3 in the accompanying notes to our consolidated financial statements, in August 2015, we entered into an agreement to sell MJNA our products and received from MJNA a promissory note in the principal amount of $2,002,910 (the “MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for the product shipped to MJNA. MJNA failed to provide any payments to us on the MJNA Promissory Note and was in default. Thereafter, in November 2016, we entered into a Mutual Release and Satisfaction of the Note with MJNA (the “Note Release”). Pursuant to the terms of the Note Release, MJNA paid us $859,486 in full satisfaction of all obligations outstanding with regards to the MJNA Promissory Note (See Note 3 of the Company’s consolidated financial statements).

The sales increase, on an as-adjusted basis, for the year ended December 31, 2016 compared with 2015 is primarily due to an increase in customer awareness and demand for our PlusCBD™ products, particularly during the latter part of the year, as we continue to expand and maintain our core customer base which further supports our decision to change our sales strategy from primarily bulk oil sales during 2015 to primarily finished goods consumer products in 2016.

The gross profit increase in 2016 compared with 2015 is the result of our change in sales mix and larger harvest and processing yields, which resulted in lower production costs for bulk oil and finished products.

Selling, general and administrative expenses - For the year ended December 31, 2016, we incurred selling, general and administrative (the “SG&A”) expenses in the amount of $13,129,950 compared with $17,377,282 for the year ended December 31, 2015. SG&A expense includes non-cash expenses of $3,274,034 and $5,969,316 of stock-based compensation, $195,167 and $190,335 of depreciation expense, $857,400 and $822,000 of amortization expense of intangible assets, and $59,143 and $2,654,836 of bad debt expense for the years ended December 31, 2016 and 2015, respectively. After adjusting for non-cash stock-based compensation, depreciation, amortization of intangible assets and bad debt expense for the years ended December 31, 2016 and 2015, SG&A expenses increased by $1,003,411 during the year ended December 31, 2016 compared with the year ended December 31, 2015. Part of this increase resulted from $388,739 of expense related to our specialty pharmaceutical segment, which began operations in the second quarter of 2016, and increased headcount, commissions and employee benefits expenses related thereto.

Research and development expenses - For the years ended December 31, 2016 and 2015, we incurred research and development expenses of $1,159,009 and $1,320,003, respectively. These expenses are related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment. During the year ended December 31, 2016, we incurred $324,046 of R&D expenses related to our specialty pharmaceutical segment and also incurred $0 and $78,877 of stock-based compensation during the years ended December 31, 2016 and 2015, respectively. After adjusting for the specialty pharmaceutical R&D expense and the non-cash stock-based compensation, R&D costs related to our consumer products segment decreased by $406,163. This decrease resulted primarily from decreased headcount and fewer scientific studies.

Interest income/expense Interest income was $27,658 and $18,287, respectively, for the years ended December 31, 2016 and 2015. The increase in interest income is due to an increase in interest earned on a note receivable during the year ended December 31, 2016 when compared with interest earned on a note receivable during the year ended December 31, 2015. Interest expense was $1,086,793 for the year ended December 31, 2016 compared with interest expense of $968,615 for the year ended December 31, 2015. The increase in interest expense for the year ended December 31, 2016 compared with the same period in 2015 was due to increased borrowings, accrued interest and the amortizations of debt discounts. Interest expense for the year ended December 31, 2015 relates primarily to interest on our notes payable.

Gain on collection of related party notes receivable Gain on collection of related party notes receivable of $379,486 during the year ended December 31, 2016 relates to our previously existing MJNA settlement note receivable of $480,000, from which we received $859,486 in settlement proceeds, as discussed above (See Note 3 of the Company’s consolidated financial statements).

Gain on change in derivative liability Gain on change in derivative liability of $147,200 during the year ended December 31, 2016 relates to the change in the derivative liability from inception to December 31, 2016 on the Iliad Note (See Note 8 of the Company’s consolidated financial statements).

Impairment of Inventory Impairment of inventory of $3,562,459 during the year ended December 31, 2016, relates to the write-off of certain raw material inventory (See Note 4 of the Company’s consolidated financial statements).

Impairment of PhytoSPHERE goodwill and intangible assets Impairment of PhytoSPHERE goodwill and intangible assets of $2,746,512 during the year ended December 31, 2016 relates to the write-off of goodwill and intangible assets associated with the PhytoSPHERE acquisition (See Note 7 of the Company’s consolidated financial statements).

Litigation settlement income Litigation settlement income of $756,714 for the year ended December 31, 2015 relates to our settlement agreement with MJNA, HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”) to settle multiple litigation matters between the Company and the MJNA Parties (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the MJNA Parties paid us the sum of $150,000 and delivered a promissory note in the principal amount of $600,000, bearing interest at 6% per annum, as further described in our Current Report on Form 8-K filed with the SEC on July 20, 2015.

Liquidity and Capital Resources

A summary of our changes in cash flows for the years ended December 31, 2016 and 2015 is provided below:

	For the years ended December 31,
	2016	2015
Net cash flows provided by (used in):
Operating activities	$(2,053,740)	$(4,208,267)
Investing activities	852,678	(1,742,760)
Financing activities	1,740,068	4,167,071
Net increase (decrease) in cash and restricted cash	539,006	(1,783,956)
Cash and restricted cash, beginning of period	518,462	2,302,418
Cash and restricted cash, end of period	$1,057,468	$518,462

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our ability to obtain proceeds from selling Company stock and assuming debt.

Operating Activities

Net cash provided by or used in operating activities includes net loss adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, amortizations of debt issuance costs, gains or losses on the derivative liability, stock-based compensation and accrued interest expense. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash used in operating activities for the years ended December 31, 2016 and 2015 totaled $2,053,740 and $4,208,267, respectively. Cash provided by inventory was $1,309,074 during the year ended December 31, 2016 compared with cash used for prepayments of inventory and inventory purchases of $1,948,049 for the year ended December 31, 2015. Cash provided by the collection of accounts receivable was $70,429 for the year ended December 31, 2016 compared with cash used to fund accounts receivable of $588,145 for the year ended December 31, 2015. Cash used to pay accounts payable and accrued expenses was $355,328 for the year ended December 31, 2016 compared with cash provided by accounts payable and accrued expenses of $530,907 for the year ended December 31, 2015. Cash provided by prepaid expenses was $61,083 during the year ended December 31, 2016 compared with cash provided by prepaid expenses of $75,977 during the year ended December 31, 2015. Depreciation and amortization totaled $1,052,567 for the year ended December 31, 2016 compared to $1,012,335 for the year ended December 31, 2015. Amortization of debt issuance cost, derivative liability discount and beneficial conversion feature of convertible debt totaled $697,406 for the year ended December 31, 2016, and $838,807 for the year ended December 31, 2015. Stock-based compensation totaled an aggregate of $3,274,034 for the year ended December 31, 2016 and $6,048,193 for the year ended December 31, 2015. During the year ended December 31, 2016, the Company recognized $59,143 of bad debt expense related to the write-off of certain accounts receivable compared with $2,654,836 of bad debt expense related to the write-down of certain notes receivable during the year ended December 21, 2015. Accrued interest payable was $128,311, the gain on collection of related party notes receivable was $379,486, the gain on change in derivative liability was $147,200, the impairment of inventory was $3,562,459, the impairment of PhytoSPHERE goodwill and intangible assets was $2,746,512 and the loss on the sale of fixed assets was $8,544 during the year ended December 31, 2016.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2016 totaled $852,678 compared with net cash used in investing activities of $1,742,760 for the year December 31, 2015. Net cash provided by investing activity for the year ended December 31, 2016 consisted of $859,486 in cash received in connection with the collection of the related parties notes receivable and cash received from the sale of fixed assets of $10,399, offset by $17,207 of property and equipment purchases. Net cash used in investing activity for the year ended December 31, 2015 consisted of $250,000 cash paid in connection with the CanX Acquisition, $113,527 of property and equipment purchases, $623,677 of principal repayments on notes receivable and issuance of $2,002,910 in notes receivable in connection with the sale of inventory to a customer.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2016 and 2015 totaled $1,740,068 and $4,167,071, respectively. Cash flows provided by financing activities in 2016 consisted of an aggregate of $2,776,430 in borrowing net proceeds from the issuance of notes payable, $250,000 payment of contingent consideration, $612,000 of repayments on convertible notes payable and $174,362 of repayments on notes payable to a vendor. Cash flows provided by financing activities in 2015 primarily include $2,520,000 in proceeds from the sale of common stock and $1,508,096 in borrowing net proceeds from the issuance of convertible debt.

The Company has yet to attain a level of operations which allows it to meet operating and working capital cash flow needs. We expect to realize revenue to fund a portion of our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital through either the issuance of equity and/or the issuance of debt. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

Liquidity

For the years ended December 31, 2016 and 2015, The Company had net losses of $14,141,298 and $12,233,128, respectively. In addition, for the years ended December 31, 2016 and 2015, the Company had negative cash flows from operations of $2,053,740 and $4,208,267, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for 2017, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop. The Company’s pharmaceutical business segment will require additional financing over the next 12 months through March 31, 2018. Management believes that it will be able to obtain sufficient financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Off-Balance Sheet Arrangements

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. We have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both contracts. We do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As noted in the Current Report on Form 8-K filed with the SEC on February 24, 2017, on February 23, 2017, PKF, Certified Public Accountants, a Professional Corporation (“PKF”) resigned as the independent registered public accounting firm of CV Sciences, Inc. As of the date of resignation, there were no disagreements with PKF on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of PKF would have caused it to make reference to such disagreement in its reports. On February 23, 2017, the Company’s Board of Directors approved the engagement of Tanner LLC as its independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, which is comprised of one person holding the offices of President and Chief Executive Officer and one person holding the offices of Chief Financial Officer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2016. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”). The Company integrated the updated, 2013 version of the 1992 COSO Framework during fiscal year 2016. Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the implementation of the 2013 version of the 1992 COSO Framework during fiscal year 2016, there was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and, except for the judgment against Mr. Mona, Jr. in 2012 in connection with the lawsuit filed by Far West Industries, as previously reported by the Company in its Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2014, and other filings made by the Company pursuant to the Exchange Act and the Securities Act, during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position	Director since the below date (1)
Michael Mona, Jr. (2)	62	Director, President and Chief Executive Officer	January 28, 2013
Joseph Dowling (3)	59	Chief Financial Officer and Secretary
Michael Mona, III (4)	31	Director, Chief Operating Officer	May 24, 2016
Larry Raskin	60	Director	May 7, 2014
James McNulty	66	Director	January 4, 2016
Gary Sligar	67	Director	June 2, 2016
Bart Mackay (5)	60	Director	March 14, 2013

(1)	Each director serves until the next annual meeting of stockholders.
(2)	Elected as President and Chief Executive Officer on November 16, 2012.
(3)	Appointed as Chief Financial Officer on June 16, 2014 and Secretary on August 25, 2014.
(4)	Appointed as Vice President, Operations on July 31, 2013 and Chief Operating Officer in March 2016.
(5)	Resigned on June 1, 2016.

Michael Mona, Jr. Mr. Mona, Jr. is the founder of CV Sciences and possesses more than 30 years of senior management experience in a range of industries including real estate/construction, industrial farming operations, chemical processing and consumer products. Mr. Mona, Jr. is a recognized industry leader in hemp farming operations and chemical extraction, and has established a global supply chain of hemp based products. Prior to founding CV Sciences, Mr. Mona, Jr. was an entrepreneur, founding two successful real estate/construction companies, M&M Development, Inc., where he has served as the President since 1994, and Mona Co. Development. As our President and Chief Executive Officer, Mr. Mona, Jr. is specially qualified to serve on the Board because of his detailed knowledge of our global operations and supply chain, and the end-consumer market sectors that we serve.

Joseph Dowling. Mr. Dowling was appointed as Chief Financial Officer (“CFO”) of the Company on June 16, 2014 and was appointed Secretary on August 25, 2014. Prior to his appointment as CFO, Mr. Dowling held numerous senior positions including President and CFO of MediVas, LLC, a biotechnology company focused on drug formulation and delivery, and from 1998 to 2005 served as a Managing Director at Citigroup, a global financial services firm. Earlier in his career, Mr. Dowling served in various finance and accounting roles in both public accounting and in the banking industry. Mr. Dowling graduated from University of California, Los Angeles in Economics and is a Certified Public Accountant.

Michael Mona, III. Mr. Mona, III was appointed as Vice President of Operations on July 31, 2013 and has been instrumental in developing the worldwide supply chain for hemp products. Mr. Mona, III was appointed as Chief Operating Officer in March 2016 and as a director of the Company on May 24, 2016. Mr. Mona, III’s expertise in hemp farming, processing, testing and product development has greatly aided the Company in developing new markets for hemp-based products. Mr. Mona, III heads our consumer product business segment and also leads our efforts to bring hemp, as a viable economic crop, back to the United States through our affiliation with the Kentucky State Department of Agriculture. Prior to CV Sciences, Mr. Mona, III held various management positions in the real estate/construction industry including serving as a managing member of Mona Co. Development from 2009-2013. Mr. Mona, III graduated from the University of San Diego in Business Administration.

Larry Raskin. Mr. Raskin was initially appointed as a director of the Company on May 7, 2014. Mr. Raskin has been the Global Vice President of Leadership Development of ACN Inc., a telecommunications company, since 2012. Mr. Raskin joined ACN Inc. in 1994 and has held various positions in the company, including Vice President of Sales North America from 2001 to 2006 and Senior Vice President in 2012 prior to his current position. Prior to joining ACN Inc., Mr. Raskin was National Marketing Director at National Safety Associates of Memphis, Tennessee from 1988 to 1994. Mr. Raskin’s extensive business background makes him a valuable member of the Board.

James McNulty. Mr. McNulty was initially appointed as a director of the Company on January 4, 2016. Mr. McNulty has served as CFO of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in the development of pharmaceuticals, since 2000. Mr. McNulty currently serves as CEO of MYMD Pharmaceuticals, is a Director of Quantum Sciences Technology, Inc., and is CEO of Defender Pharmaceuticals, Inc.; all of which are privately held companies. Mr. McNulty was CFO of Biodelivery Sciences International, Inc. (NASDAQ: BDSI) from 2000 until his retirement from BDSI in December 2014. BDSI is a specialty pharmaceutical company that is leveraging its novel and proprietary patented drug delivery technologies to develop and commercialize, either on its own or in partnerships with third parties, new applications of proven therapeutics. The development strategy focuses on utilization of the FDAs 505(b)(2) approval process to potentially obtain timely and efficient approval of new formulations of previously approved therapeutics which incorporate the company's licensed drug delivery technologies. Mr. McNulty has performed accounting and consulting services, including expert testimony as a Certified Public Accountant since 1975. Mr. McNulty chairs the Company’s audit committee which was formally chartered on March 16, 2016. Mr. McNulty’s knowledge of the pharmaceutical industry and technical accounting issues as well as extensive business background makes him a valuable addition to the Board.

Gary Sligar. Mr. Sligar was initially appointed as a director of the Company on June 2, 2016. Mr. Sligar’s career spans 35 years in the commercial real estate industry including appraisal, commercial mortgage, property/asset management, leasing, construction and development. Since 2000, Mr. Sligar has co-owned and managed Paradise Properties LLC, a Florida-based real estate investment/development company focusing on office, retail, hotel, restaurant and multifamily properties in Southwest Florida. In 2008, Mr. Sligar founded TRECAP Partners, LLC which was subsequently acquired by Hunt Investment Management, an SEC-registered investment advisor and a subsidiary of the Hunt Companies, Inc. Mr. Sligar served as President of Hunt Investment Management until 2012 and a consultant to Hunt Investment Management from 2012 to 2014. Mr. Sligar also served on the Board of Directors of Hunt Investment Management from 2011 to 2013. Prior to Paradise Properties, LLC, Mr. Sligar was the founder and Chief Executive Officer of Compass Management and Leasing, Inc. from 1989 until its sale to Lasalle Partners in 1999. Before the formation of Compass Management and Leasing, Inc., Mr. Sligar was the Executive Vice President responsible for the New York office asset management operations for Equitable Real Estate from 1986 to 1989. Mr. Sligar is a graduate of Tulsa University and has completed certain graduate studies at the University of Houston, Mr. Sligar’s extensive business background makes him a valuable member of the board.

Bart P. Mackay. Mr. Mackay was initially appointed as a director of the Company on March 14, 2013 and resigned as a director of the Company on June 1, 2016. Mr. Mackay is an attorney licensed since 1984 with emphasis in corporate finance, technology and entrepreneurial legal matters. Mr. Mackay has been a principal of Mackay Ventures LLC (formerly Mackay Ventures, Inc.) since 2001. Mr. Mackay has extensive experience in establishing and developing new enterprises both from management and operational aspects, including the formation and growth of several of his own ventures. Mr. Mackay’s extensive business background made him a valuable member of the Board.

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

The Audit Committee consists of James McNulty and Gary Sligar, and has established a charter that requires all members of the Audit Committee to be independent in accordance with applicable listing standards. Our securities are quoted on the OTC: QB, which does not have any director independence requirements. Further, companies with securities only listed on the OTC: QB are not required to comply with the independence standards set forth in Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has also determined that Mr. McNulty is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

The Audit Committees responsibilities include: a) selecting and evaluating the performance of our independent auditors; b) reviewing the scope of the audit to be conducted by our independent auditors, as well as the result of their audit, and approving audit and non-audit services to be provided; c) reviewing and assessing our financial reporting activities and disclosure, including our earnings press releases and periodic reports, and the accounting standards and principles followed; d) reviewing the scope, adequacy and effectiveness of our internal control over financial reporting; e) reviewing management’s assessment of our compliance with our disclosure controls and procedures; f) reviewing our public disclosure policies and procedures; g) reviewing our guidelines and policies regarding risk assessment and management, our tax strategy and our investment policy; h) reviewing and approving related-party transactions; and i) reviewing threatened or pending litigation matters and investigating matters brought to the committees attention that are within the scope of its duties.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year 2016 with the exception of: (i) two late Form 4’s filed by each of Joseph Dowling, Michael J. Mona Jr., Larry Raskin and Roen Ventures, LLC, Mai Dun Limited, LLC, Mercia Holdings, LLC, Mackay Ventures, LLC and Bart Mackay, as a group (the “Mackay Group”); (ii) one late Form 3 filed by each of James McNulty and Gary Sligar; and (iii) one late Form 4 filed by each of Michael Mona, III, James McNulty and Bart Mackay, individually. Each of the abovementioned reports contained one transaction except for the Form 3 filed by Mr. Sligar and one Form 4 filed by each of Mr. McNulty and the Mackay Group, each of which contained two transactions, and one Form 4 filed by Mr. Raskin which contained 4 transactions.

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

Family Relationships

Our Chief Operating Officer, Michael Mona, III, is the son of our President, Chief Executive Officer and Director, Michael Mona, Jr.

Compensation of Directors

We have an informal plan for compensating our directors for their services, whereby each director, other than our Chairman, receives $500 per meeting of the Board of Directors attended. Each of our directors are expected in the future to receive stock grants as further compensation for their services.

Name of Directors * indicates Independent Director	Fiscal Year	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($) (4)	Total ($)
Bart Mackay (1)	2016	$500	$10,625	$–	$30,831	$41,956
	2015	$1,500	$35,000	$–	$–	$36,500
* Larry Raskin	2016	$500	$–	$64,138	$–	$64,638
	2015	$1,500	$–	$9,986	$–	$11,486
* James McNulty (2)	2016	$1,000	$–	$64,138	$–	$65,138
	2015	$–	$–	$–	$–	$–
* Gary Sligar (3)	2016	$500	$–	$64,138	$–	$64,638
	2015	$–	$–	$–	$–	$–

(1)	Resigned on June 1, 2016.
(2)	Appointed on January 4, 2016.
(3)	Appointed on June 2, 2016.
(4)	Represents the Black-Scholes value for the issuance of a warrant of 100,000 shares to Bart Mackay on July 6, 2016 in recognition of his valuable service to the Company and in connection with his resignation as previously reported in the July 2016 8-K (defined below).

On March 16, 2015, Bart Mackay was awarded 25,000 shares of common stock with a value equal to the fair market value of the Company’s common stock at the time of award. On December 17, 2015, the Board of Directors of the Company approved an award of 25,000 shares of common stock to Bart Mackay with a value equal to the fair market value of the Company’s common stock at the time of grant. On June 2, 2016, the Board of Directors of the Company approved an award of 25,000 shares of common stock to Bart Mackay with a value equal to the fair market value of the Company’s common stock at the time of grant. On July 6, 2016, the Board of Directors of the Company approved the issuance of a warrant for 100,000 shares to Bart Mackay. The warrant has a term of ten (10) years, was 100% vested as of the date of issuance and was issued with an exercise price equal to the fair market value of the Company’s common stock at the time of issuance.

On September 23, 2015, the Compensation Committee approved the grant of 25,000 stock options to Mr. Raskin. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 23, 2017, 25,000 option shares have vested, and Mr. Raskin has not exercised any stock options.

On July 6, 2016, the Board of Directors, in recognition of the Board’s services, approved the grant of 200,000 stock options to each of Larry Raskin, James McNulty and Gary Sligar in recognition of such individual’s respective Board service. The stock options have a term of ten (10) years, are durational-based, vesting in twenty-four (24) equal monthly installments measured from the date of grant and were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 23, 2017, 66,666 option shares have vested with respect to each such grant. On July 6, 2016, the Board of Directors of the Company approved the grant of 50,000 stock options to Larry Raskin, James McNulty and Gary Sligar. The stock options have a term of ten (10) years, are 100% vested as of the date of grant and were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. None of the recipients has exercised any of the foregoing stock options.

Conflicts of Interest

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may be currently and also in the future may become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our Chief Executive Officer and the two next most highly compensated officers. The value attributable to any option awards is computed in accordance with Financial Standards Accounting Board ASC Topic 718 Share-Based-Payment (“ASC 718”).

Summary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation ($)	All Other Compensation ($) (4)	Total ($)
Michael Mona Jr.	2016	$314,808	$20,000	$–	$–	$485,442	$–	$47,560	$867,810
Chairman, CEO	2015	$300,000	$15,000	$–	$790,740	$–	$–	$–	$1,105,740
Michael Mona III	2016	$202,212	$20,000	$–	$–	$314,710	$–	$37,915	$574,837
Chief Operating Officer	2015	$180,000	$15,000	$590,000	$183,959	$–	$–	$–	$968,959
Joseph Dowling	2016	$262,340	$20,000	$–	$–	$98,745	$–	$10,500	$391,585
Chief Financial Officer and Secretary	2015	$215,384	$15,000	$–	$240,339	$–	$–	$–	$470,723

 ______________________________

(1)	These amounts reflect the grant date fair value of stock awards as determined by the market price of the Common Stock on the date of grant.
(2)	These amounts reflect the grant date fair value of stock options as determined under ASC Topic 718 and using the Black-Scholes model. The underlying valuation assumptions for stock option awards are further disclosed in Note 11 to our consolidated financial statements filed with our Annual Reports on Form 10-K for the year ended December 31, 2016.
(3)	These amounts reflect the grant date fair value of stand-alone stock options which were not granted under the Amended 2013 Plan (as defined below) as determined under ASC Topic 718 and using the Black-Scholes model. The underlying valuation assumptions for stock option awards are further disclosed in Notes 11 and 15 to our consolidated financial statements filed with this Annual Report on Form 10-K for the year ended December 31, 2016.
(4)	These amounts reflect $36,824 related to an auto lease and $10,736 related to life insurance premiums paid by the Company on behalf of Michael Mona Jr, $37,915 related to an auto lease paid by the Company on behalf of Michael Mona III and $10,500 related to an auto allowance provided to Joseph Dowling during the year ended December 31, 2016.

Compensation Arrangements

The Board of Directors approved a salary of $330,000 for our President and Chief Executive Officer on July 6, 2016 in connection with the entry of the Company into an Employment Agreement with Mr. Mona, Jr. on the same date (the “Mona Employment Agreement”), as previously discussed in the Current Report on Form 8-K filed by the Company with the SEC on July 11, 2016 (the “July 2016 8-K”). During fiscal year 2016, Mr. Mona, Jr. was paid an aggregate sum of $867,810. During fiscal year 2015, Mr. Mona, Jr. was paid an aggregate sum of $1,105,740. On December 8, 2014, the Compensation Committee approved the grant of 4,000,000 stock options to Mr. Mona, Jr. (the “December 2014 Option”). The stock option has a term of ten (10) years, is durational based, with 67% vested as of the date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from January 31, 2015, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On September 23, 2015, the Compensation Committee approved the grant of 1,470,000 stock options to Mr. Mona, Jr. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On December 28, 2015, the Compensation Committee approved the grant of 530,000 stock options to Mr. Mona, Jr. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 6,000,000 standalone stock options to Mr. Mona, Jr. which were not granted under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”). As set forth in the March 2017 8-K, the terms of the option were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. As previously reported by the Company in the March 2017 8-K, on March 15, 2017, the Board approved an amendment to the Mona Employment Agreement to provide eligibility for a cash bonus upon the occurrence of certain liquidity events of the Company as more particularly set forth in the March 2017 8-K and approved the re-pricing of the exercise price of the December 2014 Option to $0.38 per share, which represents the fair market value of the Company’s common stock as of such date. Section 162(m) of the Internal Revenue Code of 1986, as amended, denies a deduction to any publicly-held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation to such covered employee exceeds $1 million, subject to certain exceptions. It is possible that compensation attributable to the standalone option awards granted to Mr. Mona, Jr. and Mr. Dowling and Mr. Mona, III, as further discussed below, when combined with all other types of compensation received by such individuals from the Company, may cause this limitation to be exceeded in any particular year.

The Board of Directors approved a salary of $225,000 for our Chief Operating Officer on July 6, 2016 in connection with the entry of the Company into an Employment Agreement with Mr. Mona, III on the same date (the “Mona III Employment Agreement”) as previously discussed in the July 2016 8-K. During fiscal year 2016, Mr. Mona, III was paid an aggregate sum of $574,837. During fiscal year 2015, Mr. Mona, III was paid an aggregate sum of $968,959. On October 1, 2014, the Compensation Committee approved the grant of 500,000 stock options to Mr. Mona, III (the “Mona III October 2014 Option”). The stock option has a term of ten (10) years, is durational-based, with 229,166 option shares vested on the grant date, and the remaining option shares vesting in twenty-six (26) equal monthly installments measured from October 1, 2014, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On January 2, 2015, the Compensation Committee approved the award of 250,000 shares of common stock to the Company’s Vice President of Operations, Michael Mona, III, with a value equal to the fair market value of the Company’s common stock at the time of the award. On September 23, 2015, the Compensation Committee approved the grant of 343,000 stock options to Mr. Mona, III.  The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 4,000,000 standalone stock options to Mr. Mona, III which were not granted under the Amended 2013 Plan. As set forth in the March 2017 8-K, the terms of the option were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. As previously reported by the Company in the March 2017 8-K, on March 15, 2017, the Board approved an amendment to the Mona III Employment Agreement to provide eligibility for a cash bonus upon the occurrence of certain liquidity events of the Company as more particularly set forth in the March 2017 8-K and approved the re-pricing of the exercise price of the Mona III October 2014 Option to $0.38 per share, which represents the fair market value of the Company’s common stock as of such date.

The Board of Directors approved a salary of $275,000 for our Chief Financial Officer on July 6, 2016 in connection with the entry of the Company into an Employment Agreement with Mr. Dowling on the same date, as previously discussed in the July 2016 8-K. During fiscal year 2016, Mr. Dowling was paid an aggregate sum of $391,585. During the fiscal year 2015, Mr. Dowling was paid an aggregate sum of $470,723. On October 1, 2014, the Compensation Committee approved the grant of 600,000 stock options to Mr. Dowling (the “Dowling October 2014 Option”). The stock option is durational-based, with 25% vested on June 16, 2015, and the remaining options vesting in 36 equal monthly installments measured from June 16, 2015, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On May 21, 2015, the Compensation Committee approved a grant of 100,000 stock options to Mr. Dowling (the “May 2015 Option”). The stock option is durational-based, with 25% vested on May 21, 2016, and the remaining options vesting in 36 equal monthly installments. On September 23, 2015, the Compensation Committee approved the grant of 200,000 stock options to Mr. Dowling. The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On December 28, 2015, the Compensation Committee approved the grant of 150,000 stock options to Mr. Dowling. The stock option is durational-based, with 50% of the shares subject to the option vested on September 23, 2016 and the remaining options vesting in twelve (12) successive equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 1,000,000 standalone stock options to Mr. Dowling which were not granted under the Amended 2013 Plan. As set forth in the March 2017 8-K, the terms of the options were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. As previously reported by the Company in the March 2017 8-K, on March 15, 2017, the Board approved the re-pricing of the exercise price of the Dowling October 2014 Option and May 2015 Option to $0.38 per share, which represents the fair market value of the Company’s common stock as of such date.

Option Grants

On July 23, 2014, Company stockholders approved the Amended 2013 Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance based awards. This Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan. On December 21, 2015, Company stockholders approved an amendment to the Amended 2013 Plan, increasing the number of shares that may be issued under the Amended 2013 Plan to 15,000,000 shares of common stock. On October 24, 2016, Company stockholders approved another amendment to the Amended 2013 Plan, increasing the number of shares that may be issued under the Amended 2013 Plan to 20,000,000. As of December 31, 2016, the Company had 7,159,000 of authorized unissued shares reserved and available for issuance under the Amended 2013 Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides a summary of all outstanding equity awards for Named Executive Officers at the end of fiscal year 2016.

	Option Awards
Name	Award Grant and Commencement of Vesting Date	Number of securities underlying unexercised option (#) exercisable	Number of securities underlying unexercised option (#) unexercisable	Option exercise price ($)	Option Expiration Date
Michael Mona Jr.	12/8/2014	4,000,000	–	$2.64	12/8/2024
Chairman, CEO	9/23/2015	1,470,000	–	$0.73	9/23/2025
	12/28/2015	530,000	–	$0.16	12/28/2025
	10/5/2016	1,500,000	–	$0.37	7/5/2026

Joseph Dowling	10/1/2014	374,964	225,036	$2.82	10/1/2024
Chief Financial Officer and Secretary	5/21/2015	39,581	60,419	$1.39	5/21/2025
	9/23/2015	125,000	75,000	$0.73	9/23/2025
	12/28/2015	93,750	56,250	$0.16	12/28/2025
	10/5/2016	250,000	–	$0.37	7/5/2026

Michael Mona III	10/1/2014	500,000	–	$2.82	10/1/2024
Chief Operating Officer	9/23/2015	214,375	128,625	$0.73	9/23/2025
	10/5/2016	1,000,000	–	$0.37	7/5/2026

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth, as of March 23, 2017, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 2688 South Rainbow Boulevard, Suite B, Las Vegas, NV 89146.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
Mai Dun Limited (3)	5,463,162	8.71%
Mackay Ventures, LLC (4)	6,027,094	9.60%
Rhonda Mona (5)	3,824,164	5.82%
Michael Mona III (6)	3,512,833	5.44%
Joseph Dowling (7)	862,499	1.36%
Michael Mona, Jr (8)	7,500,000	10.68%
Bart Mackay (9)	6,256,726	9.96%
Larry Raskin (10)	718,332	1.14%
James McNulty (11)	183,333	*
Gary Sligar (12)	133,333	*
All executive officers and directors as a group (six persons)	12,910,330	17.60%

 _______________________

* Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 62,749,617 shares of our common stock outstanding on March 23, 2017, and are calculated as required by rules promulgated by the SEC.
(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.
(3)	Representing Mai Dun Limited, LLCs direct ownership of 5,463,162 shares.
(4)	Beneficial ownership of Mackay Ventures LLC is reported based upon its direct ownership of 618,564 shares and its 99% ownership in Mai Dun Limited, LLC. The address of Mackay Ventures LLC is 6325 S. Jones Blvd., Suite 500, Las Vegas, Nevada 89118.
(5)	Represents 824,164 shares owned by Aegean Limited, LLC, which is solely owned by Ms. Mona and 3,000,000 shares subject to the December 2014 Option (as defined below). Pursuant to that certain Decree of Divorce, dated July 23, 2015 (the "Decree"), issued by the District Court, Clark County, Nevada (the "Court"), the Court awarded 3,000,000 shares of the December 2014 Option to Ms. Rhonda Mona, the ex-wife of Mr. Mona, Jr. Pursuant to the Company’s Amended and Restated 2013 Equity Incentive Plan (the “Plan”), the stock options to purchase shares of our common stock granted under the Plan may not be transferred, however, pursuant to the Decree the Ms. Mona believes that Ms. Mona has shared beneficial ownership of 3,000,000 of the shares of our common stock that would be acquired upon exercise of the option.

6)	Michael Mona, III owns 980,000 shares of record, is a beneficial owner and beneficiary of Mik Nik Trust, which owns 750,000 shares, and on October 1, 2014 was granted a stock option to purchase 500,000 shares of common stock. The stock option has a term of ten (10) years, is durational-based, with 229,166 option shares vested on the grant date, and the remaining option shares vesting in twenty-six (26) equal monthly increments. As of March 23, 2017, 100% of the option shares have vested. In September 2015, the Compensation Committee approved the grant of 343,000 stock options to Mr. Mona, III. The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 23, 2017, 257,250 option shares have vested and 25,583 option shares will vest within 60 days. On July 6, 2016, Mr. Mona, III was granted an option to purchase 4,000,000 shares of the Company’s Common Stock. The option is performance-based, and vests and becomes exercisable upon the completion of each of four defined option performance conditions. On October 5, 2016, the first performance criteria was met resulting in vesting of the option as to 1,000,000 shares.

(7)	On October 16, 2014, the Compensation Committee approved the grant of 600,000 stock options to Mr. Dowling. The stock option is durational-based, with 25% vested on June 16, 2015, and the remaining options vesting in 36 equal monthly installments. As of March 23, 2017, 412,500 option shares have vested and another 25,000 shares will vest within 60 days. On May 21, 2015, the Compensation Committee approved a grant of 100,000 stock options to Mr. Dowling. The stock option is durational-based, with 25% vested on May 21, 2016, and the remaining options vesting in 36 equal monthly installments. As of March 23, 2017, 45,833 option shares have vested and 4,166 option shares will vest within 60 days. In December 2015, the Compensation Committee approved the grant of 150,000 stock options to Mr. Dowling. The stock option is durational-based, with 50% of the shares subject to the option vested on September 23, 2016 and the remaining options vesting in twelve (12) successive equal monthly installments measured from September 23, 2016. As of March 23, 2017, 112,500 option shares have vested and 12,500 will vest within 60 days. On July 6, 2016, Mr. Dowling was granted an option to purchase 1,000,000 shares of the Company’s Common Stock. The option is performance-based, and vests and becomes exercisable upon the completion of each of four defined option performance conditions. On October 5, 2016, the first performance criteria was met resulting in vesting of the option as to 250,000 shares.

(8)	On December 8, 2014, the Compensation Committee approved the grant of 4,000,000 stock options to Michael Mona, Jr., the Company’s President and Chief Executive Officer (the “December 2014 Option”). The stock option is durational-based, with 67% vested as of the date of grant and the remainder vesting in twelve (12) equal monthly installments measured from January 31, 2015. In September, 2015, the Compensation Committee approved the grant of 1,470,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 23, 2017, both grants were fully vested and 5,470,000 option shares have vested under both grants. In December, 2015, the Compensation Committee approved the grant of 530,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 23, 2017, 530,000 option shares have vested. Pursuant to the Decree issued by the Court, the Court awarded 3,000,000 shares of the December 2014 Option to Ms. Rhonda Mona, the ex-wife of Mr. Mona. Pursuant to the Amended 2013 Plan, the stock options to purchase shares of common stock granted under the Amended 2013 Plan may not be transferred, however, pursuant to the Decree Mr. Mona believes that Ms. Mona has shared beneficial ownership of 3,000,000 of the shares of the Company’s common stock that would be acquired upon exercise of the option. On July 6, 2016, Mr. Mona, Jr. was granted an option to purchase 6,000,000 shares of the Company’s Common Stock. The option is performance-based, and vests and becomes exercisable upon the completion of each of four defined option performance conditions. On October 5, 2016, the first performance criteria was met resulting in vesting of the option as to 1,500,000 shares.
(9)	Beneficial ownership of Bart Mackay is reported based upon his direct ownership of 75,000 shares, his 100% ownership in Mackay Ventures, LLC and his 1% interest in Mai Dun Limited, LLC. Bart Mackay is deemed to have shared voting and investment power over the shares of the Company’s common stock owned by each of Mai Dun Limited, LLC and Mackay Ventures LLC. On July 6, 2016, the Board approved the issuance of a common stock purchase warrant to Mr. Mackay with the right to purchase up to 100,000 shares of the Issuer’s Common Stock (the “Warrant”). The Warrant was 100% vested as of the date of granted and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 23, 2017, all 100,000 warrant shares have vested.

(10)	Mr. Raskin purchased 400,000 shares of common stock in the Company’s previous private placement, as disclosed in Mr. Raskin’s Form 4 filed with the SEC on May 7, 2014. On May 5, 2015, the Compensation Committee approved the grant of 40,000 stock options to Mr. Raskin. The stock option is fully-vested on the date of grant, and as of March 23, 2017, 40,000 of the option shares have vested. On May 5, 2015, the Compensation Committee approved the issuance of a stock award in the amount of 25,000 shares of the Company’s common stock to Mr. Raskin. In September, 2015, the Compensation Committee approved the grant of 25,000 stock options to Mr. Raskin. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 23, 2017, 25,000 option shares have vested, and Mr. Raskin has not exercised any stock options. Mr. Raskin purchased 35,000 shares of Company common stock on May 19, 2016, 25,000 shares of Company common stock on May 20, 2015 and 35,000 shares of Company common stock on May 23, 2016, each as disclosed in Mr. Raskin’s Form 4 filed with the SEC on May 23, 2016. On July 6, 2016, the Board approved the grant of 50,000 stock options to Mr. Raskin. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 23, 2017, 50,000 option shares have vested, and Mr. Raskin has not exercised any stock options. On July 6, 2016, the Board approved a grant of 200,000 stock options to Mr. Raskin. The stock option has a term of ten (10) years, is durational-based vesting in twenty-four (24) equal monthly installments measured from July 6, 2016 and an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 23, 2017, 66,666 shares have vested and another 16,666 will vest within 60 days.

(11)	Mr. McNulty acquired 50,000 shares pursuant to that certain Agreement and Plan of Reorganization dated December 30, 2015 by and among CANNAVEST Merger Sub, Inc., a wholly-owned subsidiary of the Company, the LLC, CanX, Inc. and The Starwood Trust, as the Shareholder Representative. Mr. McNulty was a shareholder of CanX, Inc., and acquired his shares of the Company in exchange pursuant to the merger transaction. On July 6, 2016, the Board approved the grant of 50,000 stock options to Mr. McNulty. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 23, 2017, all 50,000 option shares have vested, and Mr. McNulty has not exercised any stock options. On July 6, 2016, the Board approved a grant of 200,000 stock options to Mr. McNulty. The stock option has a term of ten (10) years, is durational-based vesting in twenty-four (24) equal monthly installments measured from July 6, 2016 and an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 23, 2017, 66,666 shares have vested and another 16,666 will vest within 60 days.
(12)	On July 6, 2016, the Board approved the grant of 50,000 stock options to Mr. Sligar. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 23, 2017, all 50,000 option shares have vested, and Mr. Sligar has not exercised any stock options. On July 6, 2016, the Board approved a grant of 200,000 stock options to Mr. Sligar. The stock option has a term of ten (10) years, is durational-based vesting in twenty-four (24) equal monthly installments measured from July 6, 2016 and an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 23, 2017, 66,666 shares have vested and another 16,666 will vest within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

On July 23, 2014, Company shareholders approved the Amended 2013 Plan, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. The Amended 2013 Plan serves as the successor to the 2013 Equity Incentive Plan. On December 21, 2015, Company shareholders approved an amendment to the Amended 2013 Plan, increasing the number of shares that may be issued to 15,000,000 shares of common stock. On October 24, 2016, Company stockholders approved another amendment to the Amended 2013 Plan, increasing the number of shares that may be issued under the Amended 2013 Plan to 20,000,000. The information set forth in the table below is provided as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	12,841,000	$1.57	7,159,000
Equity compensation plans not approved by security holders	2,750,000	0.37	–
	15,591,000	$1.94	7,159,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction since January 1, 2016 which materially affects the Company or has affected the Company.

As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 6,000,000 stock options to Mr. Mona, Jr. As set forth in the March 2017 8-K, the terms of the options were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. In addition, as set forth in the March 2017 8-K, the disinterested members of the Board approved the grant of 200,000 stock options pursuant to the bonus plan set forth in the Employment Agreement for fiscal year 2016. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. Furthermore, as set forth in the March 2017 8-K, the disinterested members of the Board approved the grant of 5,000,000 stock options. The stock options (a) are durational-based, conditional upon the Company’s receipt of the final meeting minutes from a pre-investigational new drug application (“IND”) meeting as authorized by the FDA for a drug development program utilizing CBD as the active pharmaceutical ingredient, 25% vesting when the Company is granted an IND and 50% vesting when the Company commences its first human dosing under the IND, (b) have an exercise price equal to the fair market value of the Company’s stock at the time of grant and (c) have a term of ten (10) years from the date of grant and vesting shall accelerate upon a sale of the company or change in control.

As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 1,000,000 stock options to Mr. Dowling. As set forth in the March 2017 8-K, the terms of the option were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. In addition, as set forth in the March 2017 8-K, the disinterested members of the Board approved the grant of 100,000 stock options pursuant to the bonus plan set forth in the Employee Agreement for fiscal year 2016. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.

As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 4,000,000 stock options to Mr. Mona, III. As set forth in the March 2017 8-K, the terms of the option were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. In addition, as set forth in the March 2017 8-K, the disinterested members of the Board approved the grant of 100,000 stock options pursuant to the bonus plan set forth in the Employee Agreement for fiscal year 2016. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.

Vesting of the options discussed in the July 2016 8-K and the March 2017 8-K shall accelerate upon a sale of the Company or a change in control, including a “Disposition Event” as defined under the Agreement and Plan of Reorganization dated December 30, 2015 by and among the Company (formerly CannaVest Corp.), CANNAVEST Merger Sub, Inc., the LLC, CanX Inc. and the Starwood Trust (the “Purchase Agreement”). The Purchase Agreement is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2016.

For the year ended December 31, 2016 the Company recognized $0 sales to related parties. For the year ended December 31, 2015, the Company recognized sales to the following related parties.

Party	Relationship	For the year ended December 31, 2015
Medical Marijuana, Inc. ("MJNA")	Stockholder	$2,002,910
Percent of total sales		17.4%

We recognized litigation revenue of $756,714 for the year ended December 31, 2015 related to our Settlement Agreement with MJNA, HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”). Pursuant to the Settlement Agreement, the MJNA Parties paid us the sum of $150,000 and delivered a promissory note in the principal amount of $600,000 (the “Settlement Note”), bearing interest at the rate of 6% per annum, payable in six equal monthly installments of $101,757 commencing August 15, 2015. The promissory note was secured by shares of our common stock held by the MJNA Parties. In November 2015, MJNA failed to timely pay the fourth payment installment under the Settlement Note and therefore defaulted on the Settlement Note. On December 3, 2015, we foreclosed on the Settlement Note collateral consisting of our common stock. The foreclosure resulted in us obtaining rights to receive 624,600 shares of its common stock in full satisfaction of the remaining principal and accrued interest balance. At the foreclosure date, we took immediate possession of 500,000 shares held in escrow. The Settlement Note balance of $60,351 at December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,600 shares. In December 2016, we obtained the remaining 124,600 shares of Company common stock held as collateral from the MJNA Parties pursuant to the terms of the Settlement Note, which were immediately cancelled upon receipt.

We also recognized revenue related to the sale of our products to MJNA of $2,000,000 for the year ended December 31, 2015 and received a promissory note in the principal amount $2,002,910 (the “MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for products shipped to MJNA. The MJNA Promissory Note was secured by 2,000,000 shares of the Company’s common stock held in escrow (the “collateral shares”). MJNA failed to make any payments on the MJNA Promissory Note owned by MJNA. At December 31, 2015, the fair value of the collateral was determined to be $480,000 equal to the $0.24 per share closing price of the Company’s common stock as of December 31, 2015, multiplied by the 2,000,000 shares of Company common stock. As a result, the Company recorded a loss of $1,522,910 related to the MJNA Promissory Note for the year ended December 31, 2015. On November 11, 2016, we entered into a Mutual Release and Satisfaction of the Note with MJNA (the “Note Release”). As part of the Note Release, MJNA paid us $859,486 in full satisfaction of all obligations outstanding with regards to the MJNA Promissory Note, as specified in the Amendment. As a result, we recorded a gain of $379,486, presented as a separate line item in the consolidated financial statements within operating income/(loss).

In addition, during the year ended 2016, a portion of our products previously sold to MediJane Holdings (“MJMD”), valued at $77,330 at December 31, 2015, were returned to us in February 2016 with the remaining products returned in June 2016. In connection with the return of the remaining products, a bad debt expense of $9,218 was recorded during the year ended 2016.

During the years ended December 31, 2016 and 2015, the Company paid $412,822 and $3,948,304, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. In addition, during the year ended 2016, the Company issued 500,000 shares of common stock in connection with consulting services from a European supplier valued based on the closing trading price of the Company’s common stock on the date of issuance and was expensed to selling, general and administrative expense.

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

Director Independence

Our securities are quoted on the OTC: QB, which does not have any director independence requirements. However, the Board of Directors has determined that three members of our Board, Mr. Raskin, Mr. McNulty and Mr. Sligar, are independent under the New York Stock Exchange Listing Manual.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees, as applicable, of PKF Certified Public Accountants (“PKF”), a Professional Corporation, our independent auditors for the year ended December 31, 2015 and for a portion of the year ended December 31, 2016, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2016	2015
Audit Fees (1)	$77,000	$93,595
Audit Related Fees (2)	47,056	25,403
Tax Fees (3)	730	7,200
All Other Fees (4)	25,025	19,940
	$149,811	$146,138

As set forth in the Current Report on Form 8-K filed by the Company with the SEC on February 24, 2017 (the “February 2017 8-K”), on February 23, 2017, PKF resigned as the independent registered public accounting firm of the Company. As further set forth in the February 2017 8-K, on February 23, 2017, the Company’s Board of Directors approved the engagement of Tanner LLC as its independent registered public accounting firm. In addition to the amounts reported above as paid to PKF, since its engagement through March 31, 2017, Tanner LLC has billed the Company $82,539 for Audit Fees in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2016. The following table summarizes the fees, as applicable, of Tanner LLC, our independent auditors for the year ended December 31, 2016; billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services (which are in addition to the amounts set forth above):

Fee Category	2016	2015
Audit Fees (1)	$82,539	$–
Audit Related Fees (2)	–	–
Tax Fees (3)	–	–
All Other Fees (4)	–	–
	$82,539	$–

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

(2) Audit-related fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3) Tax fees consist of professional fees rendered by our outside tax advisors (other than PKF or Tanner LLC) for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical advice.

(4) All other fees consist of fees for other miscellaneous items.

Our Audit Committee has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Audit Committee, or, in the period between meetings, by a designated member of the Board of Directors or Audit Committee. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting. The audit fees paid to the auditors with respect to 2016 were pre-approved by the Audit Committee. The audit fee paid to the auditor with respect to 2015 were pre-approved by the entire Board of Directors.

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
Dated March 31, 2017

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer
Dated March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mona, Jr.	President, Chief Executive Officer and	March 31, 2017
Michael Mona, Jr.	Director

/s/ Michael Mona, III	Chief Operating Officer and	March 31, 2017
Michael Mona, III	Director

/s/ Larry Raskin	Director	March 31, 2017
Larry Raskin

/s/ James McNulty	Director	March 31, 2017
James McNulty

/s/ Gary Sligar	Director	March 31, 2017
Gary Sligar

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.
3.1 (1)	Certificate of Incorporation of CannaVest Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVest Corp., dated as of January 26, 2013.
3.3(2)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016
3.4(3)	Certificate of Incorporation of the Company, as amended.
3.5(4)	Certificate of Amendment to the Bylaws of the Company, as amended.
3.6(5)	Bylaws of the Company, as amended.
4.1 (6)	CannaVest Corp. Specimen Stock Certificate
10.1(7)	Form of Stock Option Award Grant Notice and Form of Stock Award Agreement.
10.2(8)	Agreement and Plan of Merger, dated December 30, 2015, by and among the Company, CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and The Starwood Trust.
10.3(9)	Promissory Note, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.4(9)	Common Stock Purchase Warrant, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.5(4)	Form of Securities Purchase Agreement, dated May 25, 2016, by and between the Company and Iliad Research and Trading L.P.
10.6(4)	Form of Secured Convertible Promissory Note, issued by the Company on May 25, 2016, to Iliad Research and Trading L.P.
10.7(4)	Form of Security Agreement, dated May 25, 2016, by and between the Company and Iliad Research and Trading, L.P.
10.8(10)	Form of Common Stock Purchase Warrant, issued by the Company to Bart Mackay, dated July 6, 2016.
10.9(11)	Amended and Restated 2013 Equity Incentive Plan, as amended.
10.10(12)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.
10.11(12)	Employment Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling
10.12(12)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.13(12)	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.
10.14(12)	Non-Qualified Stock Option Agreement, by and between the Company and Joseph Dowling, dated July 6, 2016.
10.15(12)	Non-Qualified Stock Option Agreement, by and between the Company and Michael Mona, III, dated July 6, 2016.
14.1*	CV Sciences, Inc. Code of Ethics.
21.1*	List of Subsidiaries
23.1*	Consents of Independent Registered Public Accounting Firms
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
* Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.
(3)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 26, 2016.
(5)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 12, 2016.
(6)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(7)	Incorporated by reference from an exhibit to our Form S-8 filed on October 6, 2014.
(8)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.
(9)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 3, 2016.
(10)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 11, 2016.
(11)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 26, 2016.
(12)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 1, 2016.

CV Sciences, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CV Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CV Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. CV Sciences, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Sciences, Inc. and subsidiaries as of December 31, 2016, and the results of its operations, changes in stockholders’ equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Tanner LLC
Salt Lake City, Utah	Tanner LLC
March 31, 2017	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CV Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CV Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. CV Sciences, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Sciences, Inc. and subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for the then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/PKF
San Diego, California	PKF
April 14, 2016	Certified Public Accountant A Professional Corporation

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
Assets
Current assets
Cash (Note 2)	$781,857	$518,462
Restricted cash (Note 2)	275,611	–
Accounts receivable, net (Note 2)	360,475	870,552
Related party notes receivable (Note 3)	–	617,681
Inventory (Note 4)	2,851,772	14,133,920
Prepaid expenses and other current assets	551,395	451,127
Total current assets	4,821,110	16,591,742

Accounts receivable (Note 2)	389,723	–
Inventory, net (Note 4)	6,478,727	–
Property & equipment, net (Note 2)	242,702	439,615
Intangibles, net (Note 7)	3,871,600	5,620,000
Goodwill (Note 7)	2,788,300	4,643,812
Total other assets	13,771,052	10,703,427

Total assets	$18,592,162	$27,295,169

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$523,581	$659,408
Accrued expenses (Note 5)	378,218	522,719
Secured convertible promissory notes payable, net (Note 8)	1,897,976	881,803
Unsecured note payable (Note 8)	125,964	138,975
Contingent consideration (Note 6)	–	250,000
Derivative liability (Note 8)	222,800	–
Total current liabilities	3,148,539	2,452,905

Non-current liabilities
Unsecured note payable, net (Note 8)	679,174	–
Deferred tax liability (Note 6)	1,556,300	1,556,300
Total liabilities	5,384,013	4,009,205

Commitments and contingencies (Note 12)

Stockholders' equity (Note 10)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 57,617,545 and 45,451,389 shares issued and outstanding as of December 31, 2016 and 2015, respectively	5,762	4,544
Additional paid-in capital	43,333,176	39,270,911
Accumulated deficit	(30,130,789)	(15,989,491)
Total stockholders' equity	13,208,149	23,285,964

Total liabilities and stockholders' equity	$18,592,162	$27,295,169

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015
Product sales, net	$11,060,636	$11,529,402
Cost of goods sold	4,063,001	4,798,418
Gross Profit	6,997,635	6,730,984

Operating Expenses:
Selling, general and administrative	(13,129,950)	(17,377,282)
Research and development	(1,159,009)	(1,320,003)
	(14,288,959)	(18,697,285)

Gain on collection of related party notes receivable (Note 3)	379,486	–
Gain on change in derivative liability (Note 8)	147,200	–
Impairment of inventory (Note 4)	(3,562,459)	–
Impairment of PhytoSPHERE goodwill and intangible assets (Note 7)	(2,746,512)	–
Litigation settlement income (Notes 3 and 9)	–	756,714
	(20,071,244)	(17,940,571)

Operating Loss	(13,073,609)	(11,209,587)

Other (expense) income:
Interest income	27,658	18,287
Interest expense	(1,086,793)	(968,615)
Other	(8,554)	(73,213)
Total Other (Expense) Income	(1,067,689)	(1,023,541)

Loss before provision for income taxes	(14,141,298)	(12,233,128)
Provision for income taxes	–	–
Net Loss	$(14,141,298)	$(12,233,128)

Weighted average common shares outstanding - Basic & diluted	52,660,749	35,142,094

Net loss per common share - Basic & diluted	$(0.27)	$(0.35)

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2014	33,419,166	$3,341	$24,828,337	$(3,756,363)	$21,075,315
Shares issued for cash (net of expenses) (Note 10)	1,260,000	126	2,519,874	–	2,520,000
Shares issued pursuant to underwriting services	30,000	3	87,597	–	87,600
Shares issued pursuant to professional services (Note 10)	225,993	22	328,380	–	328,402
Fair value of notes payable beneficial conversion feature (Note 8)	–	–	612,500	–	612,500
Shares issued pursuant to conversion of senior convertible promissory notes (Note 8)	5,716,230	572	777,801	–	778,373
Shares issued pursuant to CanX acquisition (Note 6)	5,000,000	500	1,149,500	–	1,150,000
CanX acquisition contingent consideration (Note 6)	–	–	3,489,000	–	3,489,000
Shares received in exchange for repayment of note receivable (Note 3)	(500,000)	(50)	(241,839)	–	(241,889)
Stock-based compensation (Note 11)	300,000	30	5,719,761	–	5,719,791
Net loss	–	–	–	(12,233,128)	(12,233,128)
Balance - December 31, 2015	45,451,389	4,544	39,270,911	(15,989,491)	23,285,964
Shares issued for professional services (Note 10)	1,325,000	133	540,993	–	541,126
Shares issued pursuant to conversion of senior convertible promissory notes and accrued interest (Notes 8 and 10)	6,465,756	647	582,353	–	583,000
Fair value of warrants issued in connection with unsecured promissory note (Note 8)	–	–	266,800	–	266,800
Contingent equity consideration issued to CanX (Notes 6 and 10)	4,500,000	450	(450)	–	–
Shares cancelled upon foreclosure of notes receivable (Notes 3 and 10)	(124,600)	(12)	(60,339)	–	(60,351)
Stock-based compensation (Note 11)	–	–	2,732,908	–	2,732,908
Net loss	–	–	–	(14,141,298)	(14,141,298)
Balance - December 31, 2016	57,617,545	$5,762	$43,333,176	$(30,130,789)	$13,208,149

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(14,141,298)	$(12,233,128)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,052,567	1,012,335
Amortization of debt issuance costs	289,014	264,699
Amortization of beneficial conversion feature of convertible debts	–	574,108
Amortization of derivative liability discount	408,392	–
Common stock issued for professional services	541,126	328,402
Stock-based compensation	2,732,908	5,719,791
Note receivable issued on litigation settlement	–	(600,000)
Bad debt expense	59,143	2,654,836
Accrued interest payable	128,311	–
Loss on sale of fixed assets	8,554	–
Gain on collection of related party notes receivable	(379,486)	–
Gain on change in derivative liability	(147,200)	–
Impairment of inventory	3,562,459	–
Impairment of PhytoSPHERE goodwill and intangible assets	2,746,512	–
Change in operating assets and liabilities:
Accounts receivable	70,429	(588,145)
Prepaid inventory	–	519,620
Inventory	1,309,074	(2,467,669)
Prepaid expenses and other current assets	61,083	75,977
Accounts payable and accrued expenses	(355,328)	530,907
Net cash used in operating activities	(2,053,740)	(4,208,267)

INVESTING ACTIVITIES
Proceeds from collection of related party notes receivable	859,486	–
Proceeds from sale of fixed assets	10,399	–
Cash paid on CanX acquisition	–	(250,000)
Purchase of equipment	(17,207)	(113,527)
Issuance of note receivable	–	(2,002,910)
Repayment of notes receivable	–	623,677
Net cash flows provided by (used in) investing activities	852,678	(1,742,760)

FINANCING ACTIVITIES
Common stock issued for cash	–	2,520,000
Issuance of note payable from vendor	–	178,054
Borrowing from issuance of unsecured note payable, net of costs	801,430	–
Borrowing from convertible debt, net of costs	1,975,000	1,508,096
Payment of contingent consideration	(250,000)	–
Repayment of convertible debt	(612,000)	–
Repayment of unsecured notes payable	(174,362)	(39,079)
Net cash flows provided by financing activities	1,740,068	4,167,071

Net increase (decrease) in cash and restricted cash	539,006	(1,783,956)
Cash and restricted cash, beginning of period	518,462	2,302,418
Cash and restricted cash, end of period	$1,057,468	$518,462

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$583,000	$765,000
Value of warrants issued with unsecured promissory note	266,800	–
Value of embedded derivative at inception	370,000	–
Beneficial conversion feature on convertible debts	–	(612,500)
Inventory returned in satisfaction of note receivable	68,112	–
Contingent equity consideration issued to CanX	450	–
Shares cancelled upon foreclosure of notes receivable	60,351	–
Accrual for required stock redemptions	75,000	–
Purchase of insurance through issuance of note payable	161,351	–
Goodwill acquired in CanX acquisition	–	2,538,300
Intangible asset acquired in CanX acquisition	–	3,907,000
Contingent consideration on CanX acquisition	–	(3,739,000)
Common shares issued on CanX acquisition	–	(1,150,000)
Deferred tax liability on CanX acquisition	–	(1,556,300)
Common stock received in exchange for payment on notes receivable	–	241,889
Common stock issued for accrued interest	–	(13,373)
Common stock issued for services	–	(87,600)

Supplemental cash flow disclosures:
Interest paid	$338,003	$–
Taxes paid	21,583	–

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

CV Sciences, Inc. (the “Company,” “we,” “our” or “us”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, the Company’s predecessor, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.” The Company previously operated under the corporate name of CannaVest Corp. The change in corporate name was undertaken in connection with the acquisition of CanX Inc., a Florida-based, specialty pharmaceutical corporation (the “CanX Acquisition”) as more fully set forth in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 4, 2016 (the “January 2016 8-K”). On June 8, 2016, the Company announced that the Financial Industry Regulatory Authority (“FINRA”) had approved a change in the trading symbol for the Company’s common stock to “CVSI.” The Company’s common stock formerly traded under the symbol “CANV.”

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

Basis of Presentation - The consolidated financial statements include the accounts of CV Sciences, Inc. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC, Plus CBD, LLC and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations for its current business model on January 29, 2013. On May 2, 2016, the Company filed Articles of Dissolution for its wholly-owned subsidiaries US Hemp Oil, LLC and CannaVEST Laboratories, LLC, with the Secretary of State of Nevada, effective as of April 29, 2016. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, an entity that prior to dissolution, the Company had a 70% interest in, with the District Court, Dusseldorf Germany, effective December 31, 2016. None of US Hemp Oil, CannaVest Laboratories or CannaVest Europe GmbH had any assets or liabilities at the time of their dissolution.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no impact on net sales, operating loss, net loss or net loss per share.

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

The Consolidated Statement of Operations for the year ended December 31, 2015 has been reclassified to reflect this change in accounting policy. The impact of this reclassification was an increase of $377,316 to cost of goods sold for the year ended December 31, 2015 and a corresponding decrease to selling, general and administrative expenses in the same period. This reclassification had no impact on Net Sales, Operating Loss, Net Loss or Net Loss per Share.

Liquidity – For the years ended December 31, 2016 and 2015, the Company had net losses of $14,141,298 and $12,233,128, respectively. In addition, for the years ended December 31, 2016 and 2015, the Company had negative cash flows from operations of $2,053,740 and $4,208,267, respectively. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for the next 12 month period through March 31, 2018, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop.

The Company’s specialty pharmaceutical business segment will require additional capital over the next 12 months. Management believes that it will be able to obtain such capital on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Derivative Financial Instruments – Derivative financial instruments are initially recognized at fair value on the date a derivative contract is entered into and subsequently remeasured at fair value on a quarter-end reporting basis. Changes in the fair value of derivative financial instruments are recognized as a gain or loss in the Company’s Consolidated Statements of Operations.

Business Combinations - We apply the provisions of the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions, including without limitation, the CanX Acquisition. ASC 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations.

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

Goodwill and Intangible Assets – The Company evaluates the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with ASC Topic 350, Intangibles Goodwill and Other and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of a reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of a reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the year ended December 31, 2016, an impairment expense of $2,746,512 was recorded related to the PhytoSPHERE Systems LLC acquired goodwill and intangible assets (See Note 7). No impairments were noted during the year ended December 31, 2015.

Use of Estimates – The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing derivative financial instruments, inputs for valuing warrants, inputs for valuing notes payable beneficial conversion features and stock-based compensation, valuation of inventory, classification of current and non-current receivables, classification of current and non-current inventory amounts and the allowance for doubtful accounts.

Reportable Segment – The Company has two business segments; consumer products and specialty pharmaceutical. Our consumer products segment develops, manufactures and markets products based on plant-based CBD, including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care, specialty foods and vape. Our specialty pharmaceutical segment is newly established to develop a variety of drug candidates which use synthetic CBD as a primary active ingredient. The specialty pharmaceutical segment began development activities during the second quarter of 2016.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of December 31, 2016 and 2015, the Company had no cash equivalents.

Restricted Cash – The Company’s current arrangement with its credit card processor requires that its credit card processor withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processor will refund the Company the entire amounts withheld at its sole discretion. At December 31, 2016, the Company had $275,611 in restricted cash withheld by its current credit card processor. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown in the statement of cash flows:

	December 31, 2016	December 31, 2015
Cash	$781,857	$518,462
Restricted cash	275,611	–
Total cash and restricted cash shown in the statement of cash flows	$1,057,468	$518,462

Concentrations of Credit Risk – As of December 31, 2016, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $518,066 at December 31, 2016.

One customer represented 58% of our accounts receivable balance at December 31, 2016 and two customers represented 83% of our accounts receivable balance at December 31, 2015. There was no significant sales concentration from customers for the year ended December 31, 2016, although sales from two customers accounted for 30% of total sales for the year ended December 31, 2015.

Accounts Receivable – Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company extends credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable for large accounts are generally secured by substantially all assets of the customer. Smaller accounts receivable, generally less than $10,000, are unsecured and no interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each December 31, 2016 and 2015, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

Revenue Recognition – The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to the carrier and the rights of ownership have transferred from the Company to the customer.

In the normal course of business, the Company may offer discounts or promotions for various products to incentivize sales growth and brand awareness. Such discounts or promotions are recorded as a reduction to sales revenue.

Sales Tax – The Company is responsible for collecting tax on sales to end customers and remitting these taxes to applicable jurisdictions. These taxes are assessed based on the location of the end customer and the laws of the jurisdiction in which they reside. Such taxes are accounted for on a net basis, and not included in revenues.

Shipping and Handling – Shipping and handling costs totaled $497,227 and $377,316 for the years ended December 31, 2016 and 2015, respectively, and are recorded in cost of goods sold.

Returns – Finished Products - Within ten (10) days of a customer’s receipt of the Company’s finished products, the customer may return (i) finished products that do not conform to the Company’s product specifications or, (ii) finished products which are defective, provided that notice of condition is given within five (5) days of the customer’s receipt of the finished products. The failure to comply with the foregoing time requirements shall be deemed a waiver of customer’s claim for incorrect or defective shipments. In the event of the existence of one or more material defects in any finished product upon delivery to customer, the Company shall, at its sole option and cost, either (a) take such measures as are required to cure the defect(s) designated in the notice, or (b) replace such defective finished product(s). The Company may, at its sole option, require the return or destruction of the defective finished products. The customer shall afford the Company the opportunity to verify that such defects existed prior to shipment and were not, for purposes of example and not limitation, the result of improper transport, handling, storage, product rotation or misuse by customer.

Bulk Oil Products – Sales of bulk oil products are generally final, and beginning in 2015 the Company no longer accepts returns under any circumstances.

There was no allowance for customer returns at December 31, 2016 or 2015 due to insignificant return amounts experienced during the years ended December 31, 2016 and 2015, respectively.

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

Stock-Based Compensation – Certain employees, officers, directors, and consultants of the Company participate in various long-term incentive plans that provide for granting stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Performance-based stock options vest once the applicable performance condition is satisfied. Restricted stock awards generally vest 100% at the grant date.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors and consultants as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

The Company recognizes stock-based compensation for equity awards granted to consultants as selling, general and administrative expense in the consolidated statements of operations.

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

Inventory – Inventory is stated at lower of cost or market, with cost being determined on an average cost basis. As of December 31, 2016, the Company had $680,515 of inventory in Germany and The Netherlands. During the year ended December 31, 2016, the Company recorded an impairment of inventory expense of $3,562,459 (See Note 4).

Property & Equipment – Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets estimated useful lives. Tenant improvements are amortized on a straight-line basis over the remaining life of the related lease. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income (expense).

Property and equipment, net, at December 31, 2016 and 2015 were as follows:

	Useful Lives	2016	2015
Office furniture and equipment	3 years	$340,472	$323,265
Tenant improvements	14 to 39 months	70,592	70,592
Laboratory and other equipment	5 years	321,071	361,710
		732,135	755,567
Less: accumulated depreciation		(489,433)	(315,952)
		$242,702	$439,615

Depreciation expense for the years ended December 31, 2016 and 2015 was $195,167 and $190,335, respectively.

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

Loss per Share – The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 15,591,000 and 9,799,036 stock options outstanding that were anti-dilutive at December 31, 2016 and 2015, respectively. In addition, the Company may be required to issue 11,000,000 shares of common stock related to certain performance-based stock options outstanding. As of December 31, 2016, there were also warrants outstanding to purchase up to 2,100,000 shares of common stock. The Company may also be required to issue a variable amount of shares of common stock related to the potential conversion feature of the Iliad Note (as defined below) (Notes 6 and 8).

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $834,963 and $1,320,003 for the years ended December 31, 2016 and 2015, respectively. Research and development expense for the specialty pharmaceutical segment was $324,046 for the year ended December 31, 2016.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ brand products. Advertising costs of $311,217 and $190,800 were expensed as incurred during the years ending December 31, 2016 and 2015, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2016 and 2015 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2013.

Recent Issued and Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606), ASU 2016-08, Revenue from Contracts with Customers (Topic 606), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), ASU 2016-12, Revenue from Contracts with Customers (Topic 606) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 will become effective for the Company beginning January 1, 2018 and early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements but does not expect it to have a significant impact.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”) requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 (1) provides a definition for the term “substantial doubt,” (2) requires an evaluation every reporting period, interim periods included, (3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, (4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, (5) requires a statement in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern, as well as other disclosures, if the substantial doubt is not alleviated, and (6) requires an assessment period of one year from the date the financial statements are issued. ASU 2014-15 is effective for the Company’s reporting year beginning January 1, 2016 and early adoption is permitted. The Company implemented ASU 2014-15 during the annual reporting period of 2016.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company implemented ASU 2015-03 during the annual reporting period of 2016.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such annual periods. Early application is permitted. The Company is evaluating the potential impact of ASU 2015-11 on the Company’s consolidated financial statements but does not expect it to have a significant impact.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified and is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company implemented ASU 2015-16 during the annual reporting period of 2016.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17) which requires that deferred tax liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such periods. Early application is permitted. The Company implemented ASU 2015-17 during the annual reporting period of 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2015-09”), which involve multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-09 on the Company’s consolidated financial statements but does not expect it to have a significant impact.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-15”), which provides amendments to specific statement of cash flows classification issues. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-15 on the Company’s consolidated financial statements but does not expect it to have a significant impact.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. In addition, ASU 2016-18 should be applied using a retrospective transition method to each period presented. The Company implemented ASU 2016-18 during the annual reporting period of 2016.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. ASU 2017-01 requires that for an acquisition to be considered a business, the business would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of the term “outputs,” which are now considered the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2017-01 on the Company’s consolidated financial statements but does not expect it to have a significant impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 requires the entity to apply these amendments on a prospective basis for which it is required to disclose the nature of and reason for the change in accounting upon transition. This disclosure shall be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The Company shall adopt these amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of ASU 2017-04 on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	NOTES RECEIVABLE

In November 2016, the Company collected $859,486 in settlement proceeds from the Medical Marijuana Inc. (“MJNA”) Settlement Note/Promissory Note (as defined below) note receivable of $480,000, resulting in a gain on the collection of the notes receivable of $379,486. In addition, in December 2016, the Company received the remainder of its common stock previously held in escrow from MJNA, HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”), as settlement for the Company’s $60,351 notes receivable. Furthermore, during the year ended 2016, a portion of the Company products previously sold to MediJane Holdings (“MJMD”) were returned to the Company in February 2016 with the remaining products returned in June 2016. In connection with the return of the remaining products, a bad debt expense of $9,218 was recorded during the year ended 2016.

As such, no notes receivable were outstanding as of December 31, 2016. Notes receivable at December 31, 2015 was comprised of the following:

2015
Medical Marijuana, Inc. settlement note and accrued interest	$60,351
Medical Marijuana, Inc. promissory note and accrued interest	480,000
MediJane Holdings note and accrued interest	77,330
617,681
Less current portion	(617,681)
Long-term portion	$–

The MJNA settlement note relates to an agreement as reported in the Company’s Form 8-K filed with the SEC on July 20, 2015 (the “July Form 8-K”). As further discussed in the July Form 8-K, on July 14, 2015, the Company entered into a settlement agreement with the MJNA Parties to settle multiple litigation matters between the Company and the MJNA Parties (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the MJNA Parties paid the Company the sum of $150,000 and delivered a promissory note in the principal amount of $600,000 (the “Settlement Note”), bearing interest at the rate of 6% per annum, payable in six equal monthly installments of $101,757 commencing August 15, 2015. The promissory note was secured by shares of the Company’s common stock held by the MJNA Parties. In November 2015, MJNA failed to timely pay the fourth payment installment under the Settlement and therefore defaulted on the Settlement Note. On December 3, 2015, the Company foreclosed on the Settlement Note collateral consisting of Company common stock. The foreclosure resulted in the Company obtaining rights to receive 624,600 shares of our common stock in full satisfaction of the remaining principal and accrued interest balance. At the foreclosure date, the Company took immediate possession of 500,000 shares held in escrow. The Settlement Note balance of $60,351 at December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,600 shares. In December 2016, the Company obtained the remaining 124,600 shares held as collateral from the MJNA Parties as part of the Settlement Note, which were immediately cancelled upon receipt.

In August 2015, the Company entered into an agreement to sell MJNA our products and received from MJNA a promissory note in the principal amount of $2,002,910 (the “MJNA Promissory Note”) that was to be paid in 12 equal installments beginning on November 3, 2015 in exchange for products shipped to MJNA. The MJNA Promissory Note was secured by 2,000,000 shares of the Company’s common stock held in escrow (the “collateral shares”). MJNA failed to make any payments on the MJNA Promissory Note owned by MJNA. At December 31, 2015, the fair value of the collateral was determined to be $480,000, equal to the $0.24 per share closing price of the Company’s Common Stock as of December 31, 2015, multiplied by the 2,000,000 shares of Company common stock. As a result, the Company recorded a loss of $1,522,910 related to the MJNA Promissory Note for the year ended December 31, 2015. In November 2016, the Company entered into a Mutual Release and Satisfaction of the Note with MJNA (the “Note Release”). As part of the Note Release, MJNA paid the Company $859,486 in full satisfaction of all obligations outstanding with regards to the MJNA Promissory Note, as specified in the Amendment. As a result, the Company recorded a gain of $379,486, presented as a separate line item in the consolidated financial statements within operating income/(loss).

The MJMD note relates to the sale of Company products during December 2014 in exchange for a convertible promissory note in the amount of $1,200,000 (the “MJMD Note”). The full amount of the MJMD Note was due on June 23, 2015 along with accrued interest at 10%. In October 2015, we converted $42,350 of the principal amount of the MJMD Note into MJMD common stock. MJMD was unable to secure financing in support of its operations and was not able to sell or otherwise commercialize the Company products purchased. In February 2016, the Company entered into an amendment to the MJMD Note, providing for the return of Company products previously sold to MJMD. A portion of the Company products previously sold to MJMD were returned to the Company in February 2016 with the remaining products to be returned in June 2016. At December 31, 2015, the fair value of the Company products to be returned was determined to be $77,330, equal to the cost value of the Company products to be returned. As a result, the Company recorded a loss of $1,203,258 related to the MJMD Note and also recorded a loss of $42,350 in connection with the MJMD common stock owned by the Company for the year ended December 31, 2015. During the year ended 2016, a portion of the Company products previously sold to MJMD were returned to the Company in February 2016 with the remaining products returned in June 2016. In connection with the return of the remaining products, a bad debt expense of $9,218 was recorded during the year ended 2016.

4.	INVENTORY

Inventory as of December 31, 2016 and 2015 is comprised of the following:

	2016	2015
Raw materials	$11,261,516	$13,668,255
Finished goods	1,631,442	465,665
	12,892,958	14,133,920
Allowance for impairment of raw materials inventory	(3,562,459)	–
	$9,330,499	$14,133,920

During the year ended December 31, 2016, the Company recorded a $3,562,459 impairment of certain raw material inventory. No such impairments of inventory were noted during the year ended December 31, 2015.

5.	ACCRUED EXPENSES

Accrued expenses as of December 31, 2016 and 2015 were as follows:

	2016	2015
Accrued interest on secured convertible promissory note	$–	$69,063
Accrued payroll expenses	208,126	160,960
Other accrued liabilities	170,092	292,696
	$378,218	$522,719

6.	ACQUISITIONS

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

The contingent consideration arrangement requires us to issue up to 19,500,000 shares of Company common stock to the selling CanX shareholders upon successful completion of the following milestones: a) 4,500,000 shares of Company common stock the first time the Company completes development of a U.S. Food & Drug Administration (the “FDA”) current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities, as confirmed in writing by the third party formulating entity engaged to conduct such development; b) 5,000,000 shares of Company common stock the first time the Company files an investigational new drug application with the FDA in connection with a development program utilizing CBD as the active pharmaceutical ingredient (a CBD Drug Product); c) 5,000,000 shares of Company common stock the first time the Company commences a Phase I clinical trial as authorized by the FDA for a CBD Drug Product; and, d) 5,000,000 shares of Company common stock the first time the Company commences a Phase II clinical trial as authorized by the FDA for a CBD Drug Product. In March 2017, the Company issued 21,400,000 shares of restricted common stock to the selling CanX shareholders in satisfaction of the above-discussed contingent consideration and the royalty payments that would otherwise potentially be due to the selling CanX shareholders (See Note 12 and Note 15).

The fair value of contingent consideration based on achievement of the milestones described above will range depending on whether the milestones are achieved and the Company’s stock price at the date of issuance of the stock for payment of the milestones. The fair value of contingent consideration on the acquisition date was estimated by utilizing a discounted cash flow method and applied estimates for probabilities of achieving commercialization of potential drug candidates over the period of potential patent expiration, estimated at 20 years. The discounted cash flow measure is based on significant Level 3 inputs not observable in the market.

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

As a result of the CanX Acquisition, the Company expects to build on our reputation, experience and expertise in CBD to expand our corporate mission to include bringing the attributes of CBD to the prescription drug market. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the CanX Acquisition net identifiable assets and, as a result, the Company recorded goodwill in connection with this transaction.

7.	GOODWILL AND INTANGIBLE ASSETS

During the fourth quarter of 2016 and 2015, the Company completed its annual impairment assessments and concluded that the goodwill and its associated intangibles related to the purchase of PhytoSPHERE Systems, LLC in the first quarter of fiscal year 2013, as originally reported by the Company in that certain Current Report on Form 8-K filed with the SEC on February 12, 2013, was impaired at December 31, 2016, due to the probable expiration of the Company’s current supply arrangements as the Company does not intend to purchase any inventory under its supply agreements from the 2017 crop and/or 2018 crop (See Note 12). As such, a goodwill and intangible impairment expense of $2,746,512 was recorded in the consumer products segment for the year ended December 31, 2016. No impairments were noted during the year ended December 31, 2015.

Goodwill activity for the years ended December 31, 2016 and 2015 was as follows:

Balance - December 31, 2014	$1,855,512
Additions due to CanX acquisition	2,788,300
Balance - December 31, 2015	4,643,812
Impairment of PhytoSPHERE goodwill	(1,855,512)
Balance - December 31, 2016	$2,788,300

Intangible asset activity for the years ended December 31, 2016 and 2015 was as follows:

	Vendor Relationships	In-Process Research and Development	Trade Names	Non-compete Agreements	Total
Balance - December 31, 2014	$1,170,000	$–	$230,000	$2,710,000	$4,110,000
Additions due to CanX acquisition	–	3,730,000	100,000	77,000	3,907,000
Balance - December 31, 2015	1,170,000	3,730,000	330,000	2,787,000	8,017,000
Impairment of PhytoSPHERE intangible assets	(1,170,000)	–	(230,000)	(2,710,000)	(4,110,000)
Balance - December 31, 2016	$–	$3,730,000	$100,000	$77,000	$3,907,000

Intangible assets, net consist of the following at December 31, 2016 and 2015:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)
Balance - December 31, 2016:
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	20,000	80,000	5
Non-compete agreements	77,000	15,400	61,600	5
	$3,907,000	$35,400	$3,871,600

Balance - December 31, 2015:
Vendor relationships	$1,170,000	$682,500	$487,500	5
In-process research and development	3,730,000	–	3,730,000	–
Trade names	330,000	134,167	195,833	5
Non-compete agreements	2,787,000	1,580,333	1,206,667	5
	$8,017,000	$2,397,000	$5,620,000

Amortization expense for the year ended December 31, 2016 and 2015 totaled $857,400 and $822,000, respectively.

Based on identified intangible assets that are subject to amortization as of December 31, 2016, we expect future amortization expense to be as follows for the years ending December 31:

2017	$35,400
2018	35,400
2019	35,400
2020	35,400
$141,600

8.	NOTES PAYABLE

Redwood Secured Convertible Promissory Notes Payable

On May 19, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with Redwood Management, LLC (the “Investor or Redwood”) pursuant to which the Investor committed to lend to the Company up to $6,500,000 (the “Financing”).

During the year ended December 31, 2015, the Company issued four tranches of convertible promissory notes (collectively, the “Notes”, individually “Note 1”, “Note 2”, “Note 3” and “Note 4”, respectively) in the aggregate principal amount of $1,785,000 to the Investor and other third parties who were assigned rights by the Investor to participate in the Financing (together with the Investor, the “Investors”). In connection with the Financing, the Company incurred debt issuance costs of $364,504, which was amortized over the Financing term. Debt issuance costs of $99,805 and $264,699 were amortized to interest expense during the years ended December 31, 2016 and 2015, respectively.

On September 16, 2015, the Company and the Investor entered into an Amendment No. 1 to the Notes (the “Notes Amendment”) pursuant to which the parties amended the terms of Note 1, Note 2 and Note 3 to provide that each such promissory note shall have a conversion price for amortization payments equal to 60% of the lowest traded price in the 15 days prior to conversion, as further discussed below.

The Notes were scheduled to mature in 12 months, and were convertible at the option of the Investor at any time into shares of the Company’s common stock at a conversion price equal to the lowest Volume Weighted Average Price (“VWAP”) in the 15 trading days prior to the Closing Date (the “Fixed Conversion Price”). Amortization payments under the Notes commenced on the five-month anniversary of the issuance of a Note, and 1/15th of the principal amount and accrued interest were payable in bi-weekly installments until the maturity of such Note; provided, however, that pursuant to the terms of the Notes Amendment, the Company had a thirty (30)-day extension to make the first amortization payment under Note 1, Note 2 and Note 3. The Company could choose in its discretion to make amortization payments under the Notes in common stock, at a conversion price equal to the lower of (a) 70% of the VWAP for the 15 consecutive trading days prior to conversion, or (b) the Fixed Conversion Price (the lower of (a) and (b), the Amortization Conversion Price); provided, that if the average daily dollar volume of the Company’s common stock for the previous 20 days prior to payment was less than $50,000, then the conversion price would be equal to 60% of the lowest traded price in the 30 days prior to conversion; and provided, further, that pursuant to the terms of the Amendment and the Notes Amendment, the conversion price under Note 1, Note 2 and Note 3 and the promissory notes issued in connection with the fourth tranche (including without limitation Note 4) would have a conversion price equal to 60% of the lowest traded price in the 15 days prior to conversion. The Company could only make amortization payment in common stock, in lieu of cash, if no event of default had occurred under the Notes and it met certain financial and non-financial covenants as defined in the Transaction Documents.

Due to the 60% conversion feature described above, the Company recorded a beneficial conversion feature amount of $612,500 as a debt discount associated with the Notes. During the years ended December 31, 2016 and 2015, the Company recorded an expense of $38,392 and $574,108, respectively, for amortization of the beneficial conversion feature amount.

During the year ended December 31, 2015, the Company issued 5,716,230 shares of its common stock to the Investors in connection with the conversion of Note 1 and partial conversion of Note 2 in the aggregate principal amount of $765,000 and $13,373 of accrued interest. The total of $778,373 was allocated to common stock and additional paid in capital as a result of the conversion.

During the year ended December 31, 2016, the Company repaid the remaining principal and interest balance under the Notes as follows: (i) issued 3,062,535 shares of its common stock to the Investors in connection with conversion of the remaining $255,000 principal balance of Note 2; (ii) repaid $357,000 of the aggregate principal amount of Note 3 plus interest in the amount of $148,944 in cash to the Investors, and issued 2,500,000 shares of its common stock to the Investors in connection with the conversion of the remaining principal amount of $153,000 of Note 3; and, (iii) repaid the entire principal amount of Note 4 in the amount of $255,000 plus interest in the amount of $93,075 in cash to the Investors.

The Company’s borrowings and conversions under the SPA for the years ended December 31, 2016 and 2015 is summarized in the table below:

	Maturity	2016	2015	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1 (Note 1)	May 19, 2016	$–	$510,000	10%
Tranche 2 (Note 2)	June 12, 2016	255,000	510,000	10%
Tranche 3 (Note 3)	July 24, 2016	510,000	510,000	10%
Tranche 4 (Note 4)	September 16, 2016	255,000	255,000	10%
Total borrowings		1,020,000	1,785,000

Convertible notes converted (Note 1)		–	(510,000)
Convertible notes converted (Note 2)		(255,000)	(255,000)
Convertible notes converted/repaid (Note 3)		(510,000)	–
Convertible notes repaid (Note 4)		(255,000)	–
Unamortized debt issuance cost		–	(99,805)
Unamortized debt discount - beneficial conversion feature		–	(38,392)

Net carrying amount of debt		–	881,803
Less current portion		–	(881,803)
Long-term borrowings - net of current portion		$–	$–

Iliad Secured Convertible Promissory Notes Payable

On May 25, 2016 (the “Purchase Price Date”), the Company entered into a Securities Purchase Agreement (“Iliad SPA”) with Iliad Research and Trading, L.P. (the “Lender” or “Iliad”) pursuant to which the Lender loaned the Company $2,000,000. On the Purchase Price Date, the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note”) in the principal amount of $2,055,000 in exchange for payment by Lender of $2,000,000. The principal sum of the Iliad Note reflects the amount invested, plus a 2.25% “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Lender’s legal fees. Out of the proceeds from the Iliad Note, the Company paid the sum of $25,000 to its placement agent, Myers & Associates, L.P., which is a registered broker-dealer. The Company received net proceeds of $1,975,000 in exchange for the Iliad Note. The Iliad Note requires the repayment of all principal and any interest, fees, charges and late fees on the date that is thirteen months after the Purchase Price Date (the “Maturity Date”). Interest is to be paid on the outstanding balance at a rate of ten percent (10%) per annum from the Purchase Price Date until the Iliad Note is paid in full. Interest is accrued during the term of the Iliad Note and all interest calculations shall be computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and shall compound daily. Subject to adjustment as set forth in the Iliad Note, the conversion price for each Lender conversion shall be $0.50 (the “Lender Conversion Price”), convertible into shares of fully paid and non-assessable common stock. Beginning on the date that is six months after the Purchase Price Date and continuing until the Maturity Date, Iliad shall have the right to redeem a portion of the Iliad Note in any amount up to the Maximum Monthly Redemption Amount ($275,000, which is the maximum aggregate redemption amount that may be redeemed in any calendar month), for which payments may be made in cash or by converting the redemption amount into shares of Company common stock at a conversion price which is the lesser of (a) the Lender Conversion Price of $0.50 and (b) the Market Price, defined as 70% (“the Conversion Factor”), subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days is below $0.25 per share then the Conversion Factor will be reduced by 10%, (2) the Company is not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor will be reduced by an additional 5%, or (3) there has occurred a “Major Default” then the Conversion Factor will be reduced by an additional 5%. The Company may prepay the Iliad Note at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company may prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender may convert an amount not to exceed $300,000 under the Iliad Note. In connection with the Iliad Note, as set forth above, the Company incurred an original issue discount of $45,000 and $35,000 of other debt issuance costs, which will be amortized over the Iliad Note term. The Iliad Note is securitized by the Company’s accounts receivable, inventory and equipment.

In November 2016, the Company entered into an Amendment to the Iliad Note (the “Iliad Amendment”), whereby the Lender and the Company agreed that the Maximum Monthly Redemption Amount for the period from November 2016 to January 2017 (the “Reduction Period”) be reduced from $275,000 to $166,667 (the “Reduced Maximum Monthly Redemption Amount”). In addition, if the Lender fails to convert the full Reduced Maximum Monthly Redemption Amount during any month in the Reduction Period, then any such unconverted amount shall increase the Reduced Maximum Monthly Redemption Amount in the following month or months. Furthermore, the Company shall not be allowed to pay any of the Reduced Maximum Monthly Reduction Amounts in cash. As such, all amounts converted must be converted into Redemption Conversion Shares of the Company’s common stock. Also, as part of the Iliad Amendment, the Lender agrees that, with respect to any Redemption Conversion Shares received during the Reduction Period, in any given calendar week its Net Sales of such Redemption Conversion Shares shall not exceed the greater of (a) 10% of the Company’s weekly dollar trading volume in such week or (b) $50,000 (the “Volume Limitation”). However, if the Lender’s Net Sales are less than the Volume Limitation for any given week, then in the following week or weeks, the Lender shall be allowed to sell an additional amount of Redemption Conversion Shares equal to the difference between the amount the Lender was allowed to sell and the amount the Lender actually sold. For the purpose of the Iliad Amendment, Net Sales is defined as the gross proceeds from sales of the Redemption Conversion Shares sold in a calendar week during the Reduction Period minus any trading commissions or costs associated with clearing and selling such Redemption Conversion Shares minus the purchase price paid for any shares of the Company’s common stock purchased in the open market during such week. The Lender and the Company both agree that in the event the Lender breaches the Volume Limitation where its Net Sales of Redemption Conversion Shares during any week during the Reduction Period exceeds the dollar volume the Lender is permitted to sell during such week pursuant to the Volume Limitation (the “Excess Sales”), then the Company’s sole and exclusive remedy for such breach shall be the reduction of the outstanding balance of the Iliad Note by an amount equal to 200% of the Excess Sales upon delivery of written notice to the Lender setting forth its basis for such reduction.

In January 2017, the Company entered into Amendment #2 to the Iliad Note and in March 2017, the Company entered into Amendment #3 to the Iliad Note. In addition, on March 1, 2017, the Company entered into another Securities Purchase Agreement (“Iliad SPA 2”) with Iliad. See Note 15 for additional details.

During the year ended December 31, 2016, Iliad Note redemptions of $175,000 were converted into 903,221 shares of common stock. In addition, on December 28, 2016, a redemption notice of $75,000 was received for the conversion of 398,053 shares of common stock issued subsequent to December 31, 2016. For conversions initiated subsequent to December 31, 2016, see Note 15 for additional details.

The Company’s borrowing and conversions under the Iliad Note for the years ended December 31, 2016 and 2015 is summarized in the table below:

	Maturity	2016	2015	Interest Rate

Secured promissory note payable	June 24, 2017	$2,055,000	$–	10%
Interest accrued		128,311	–
Unamortized original issue discount and debt issuance costs		(35,335)	–
Conversion of convertible promissory notes and accrued interest to common stock		(175,000)	–
Conversion of convertible promissory notes and accrued interest to accrued liabilities		(75,000)	–

Net carrying amount of debt		1,897,976	–
Less current portion		(1,897,976)	–
Long-term borrowings - net of current portion		$–	$–

On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370,000 (the “Iliad Instrument”), which was originally recorded in additional paid-in Capital (“APIC”) and was scheduled for amortization over six months. The Company has since determined that the Iliad Instrument qualifies for derivative accounting treatment. The $370,000 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, we have reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the year ended December 31, 2016, the Company recorded a gain of $147,200 for the change in fair value of the Iliad Instrument as a separate line item in the Company’s Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months; and at December 31, 2016 were (i) Volatility of 82.0%, (ii) Risk-Free Interest Rate of 0.55%; and (iii) Expected Term of four months.

Current Unsecured Note Payable

In November 2016, the Company entered into a Commercial Premium Finance Agreement with First Insurance Funding in order to fund a portion of the Company’s insurance policies. The amount financed was $161,351 and bears interest at a rate of 4.5%. The Company is required to make nine payments of $18,266 a month to satisfy this current unsecured note payable.

Non-Current Unsecured Note Payable

On January 29, 2016, the Company issued an unsecured promissory note to Wiltshire, LLC in the principal amount of $850,000 (the “Promissory Note”) in consideration of a loan provided to the Company by Wiltshire, LLC. The Promissory Note bears interest at 12% per annum, and the Company is obligated to make monthly interest-only payments in the amount of $8,500, for which the interest-only payments obligation commenced on March 1, 2016. All principal and accrued and unpaid interest is due under the Promissory Note on February 1, 2018. The Company has the right to prepay the Promissory Note without penalty or premium. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which will be amortized over the Promissory Note term.

The Company’s borrowing under the Promissory Note for the years ended December 31, 2016 and 2015 is summarized below:

	Maturity	2016	2015	Interest Rate

Unsecured promissory note payable	February 1, 2018	$850,000	$–	12%
Unamortized original issue discount and debt issuance costs		(26,309)	–
Unamortized debt discount - fair value of warrants		(144,517)	–

Net carrying amount of debt		679,174	–
Less current portion		–	–
Long-term borrowings - net of current portion		$679,174	$–

Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire, LLC a common stock purchase warrant providing Wiltshire, LLC with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the year ended December 31, 2016, the Company recorded interest expense of $122,283 for the amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

9.	RELATED PARTIES

Total related party notes receivables from MJNA and MJMD totaled $0 and $617,681 at December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, the Company paid $412,822 and $3,948,304, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. In addition, during the year ended 2016, the Company issued 500,000 shares of common stock in connection with consulting services from a European supplier valued based on the closing trading price of the Company’s common stock on the date of issuance. The fair value of the shares of common stock was $541,126.

For the year ended December 31, 2016 the Company recognized $0 sales to related parties. For the year ended December 31, 2015, the Company recognized sales to the following related parties.

Party	Relationship	For the year ended December 31, 2015
Medical Marijuana, Inc. ("MJNA")	Stockholder	$2,002,910
Percent of total sales		17.4%

10.	STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of December 31, 2016 and December 31, 2015, the Company had 57,617,545 and 45,451,389 shares of common stock issued and outstanding, respectively. During the year ended December 31, 2016, the Company issued 6,465,756 shares of common stock in connection with conversion of convertible debt and also issued 500,000 shares of common stock in connection with investment banking services. Also, the Company issued 500,000 shares of common stock in connection with consulting services from a European supplier and issued 25,000 shares of common stock to a former member of the Company’s Board of Directors. In addition, the Company issued 300,000 shares of common stock in connection with investor relation services. Furthermore, the Company issued 4,500,000 shares of the Company’s common stock to former CanX shareholders upon completion of the development of a U.S. Food & Drug Administration (the “FDA”) current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities. In December 2016, the Company obtained from MJNA the remaining 124,600 shares as collateral under the Settlement Note which were immediately cancelled upon receipt. The common stock issued in connection with professional services during the year ended December 31, 2016 were valued based on the closing trading price of the Company’s common stock on the date of issuance, and had a fair value of $541,126.

On January 28, 2015, we commenced an offering to sell up to $24 million shares of the Company’s restricted common stock in a private placement to accredited investors at a price per share of $2.00 (the “Offering”). The issuance of the shares in connection with the Offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirement of the Securities Act in transaction not involve in a public offering pursuant to Rule 506(b) of Regulation D, as Promulgated by the Securities and Exchange Commission under the Securities Act. During 2015, the Company sold an aggregate of 1,260,000 shares of its restricted common stock pursuant to the Offering to 27 investors for an aggregate purchase price of $2,520,000.

During the year ended December 31, 2015, the Company issued 5,716,230 shares of its common stock to investors in connection with the conversion of secured convertible promissory notes payable in the aggregate principal amount of $765,000 and $13,373 of accrued interest (Note 8).

During the year ended December 31, 2015, the Company issued 225,993 shares of common stock totaling $328,402 to non-employees for professional services. Additionally, during the year ended December 31, 2015, the Company issued 300,000 shares of common stock totaling $625,000 to an officer and director. The common stock issued was valued based on the closing trading price of the Company’s common stock on the date of issuance.

In December 2015, the Company received back 500,000 shares of its common stock totaling $241,889 on foreclosure of a note receivable (Note 3).

On December 30, 2015, the Company issued 5,000,000 shares of its common stock in connection with the CanX Acquisition (Note 6).

In March 2017, the Company issued up to 5,000,000 stock-settled restricted stock units to a consultant (See Note 15).

In March 2017, the Company issued 21,400,000 shares of restricted common stock to the selling CanX shareholders (See Notes 12 and 15).

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of December 31, 2016 and 2015, there is no preferred stock issued and outstanding.

Options/Warrants

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On each of December 21, 2015 and October 24, 2016, the Company’s stockholders approved an amendment to the Amended 2013 Plan to increase the number of shares that may be issued under the Amended 2013 Plan. There are currently 20,000,000 shares of common stock authorized for issuance under the Amended 2013 Plan. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated.

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

In October 2016, in connection with the completion of the development of an FDA current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities, an aggregate 2,750,000 options vested for three members of senior management.

In March 2017, the Company’s Board of Directors approved the grant of an aggregate of 5,400,000 stock options for three members of senior management as well as certain modifications to the Performance Options (See Note 15).

11.	STOCK-BASED COMPENSATION

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. As of December 31, 2016, the Company had 7,159,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

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

The Company recognized expense of $2,732,908 and $5,094,791 relating to stock options and warrants issued to employees, officers, directors and consultants for the years ended December 31, 2016 and 2015, respectively. The Company also recognized expense of $541,126 and $625,000 relating to common stock issued to employees, officers, directors and consultants during the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, stock-based compensation of $3,274,034 and $0, was expensed to Selling, General and Administration and Research and Development, respectively. For the year ended December 31, 2015, stock-based compensation of $5,969,316 and $78,877, was expensed to Selling, General and Administration and Research and Development, respectively. As of December 31, 2016, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $2,197,527, which is expected to be recognized over a weighted-average period of 1.77 years.

The following table summarizes stock option activity for the Amended 2013 Plan during the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2014	6,470,000	$2.70	9.88	$–
Granted	3,605,000	0.71	–	–
Exercised	–	–	–	–
Forfeited	(262,632)	2.59	–	–
Expired	(13,332)	2.82	–	–
Outstanding - December 31, 2015	9,799,036	1.97	9.20	57,800
Granted	3,220,000	0.36	–	–
Exercised	–	–	–	–
Forfeited	(74,631)	0.55	–	–
Expired	(103,405)	2.34	–	–
Outstanding - December 31, 2016	12,841,000	1.57	8.54	415,135

Total exercisable - December 31, 2016	9,116,767	1.91	8.26	196,580
Total unvested - December 31, 2016	3,724,233	0.75	9.22	218,555
Total vested or expected to vest - December 31, 2016	12,841,000	1.57	8.54	415,135

The following table summarizes unvested stock options for the Amended 2013 Plan as of December 31, 2016 and 2015:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date

Unvested stock options - December 31, 2014	3,421,131	$2.31
Granted	3,605,000	0.53
Vested	(4,252,444)	1.36
Cancellations	(262,632)	2.25
Unvested stock options - December 31, 2015	2,511,055	1.37
Granted	3,220,000	0.27
Vested	(1,932,191)	0.96
Cancellations	(74,631)	1.35
Unvested stock options - December 31, 2016	3,724,233	0.63

The following table presents the weighted-average assumptions used by the Company for calculating the fair value of its employee, non-employee, officer and director stock options for the Amended 2013 Plan using the Black-Scholes valuation model that have been granted during the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016		2015
	Employees Weighted Average	Non-Employees Weighted Average	Employees Weighted Average	Non-Employees Weighted Average

Volatility	87.63%	90.38%	89.16%	96.68%
Risk-Free Interest Rate	1.47%	1.37%	1.57%	2.12%
Expected Term	5.68	10.00	5.30	10.00
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value Per Share on Grant Date	$0.27	$0.32	$0.49	$1.68

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the contractual term. Expected volatility is calculated based on the Company’s peer group, consisting of five companies in the industry in which the Company does business because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which stock options are held, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

In connection with the completion of the development of an FDA current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities, an aggregate of 2,750,000 options vested for three members of senior management outside of the Amended 2013 Plan. The following table summarizes stock option activity outside of the Amended 2013 Plan during the years ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2015	–	$–	–	$–
Granted	2,750,000	0.37
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - December 31, 2016	2,750,000	0.37	9.77	170,500

Total exercisable - December 31, 2016	2,750,000	0.37	9.77	170,500
Total unvested - December 31, 2016	–	–	–	–
Total vested or expected to vest - December 31, 2016	2,750,000	0.37	9.77	170,500

The following table summarizes unvested stock options outside of the Amended 2013 Plan as of December 31, 2016:

Unvested stock options - December 31, 2015	–	$–
Granted	2,750,000	0.29
Vested	(2,750,000)	0.29
Cancellations	–	–
Unvested stock options - December 31, 2016	–	–

At December 31, 2016, there were 8,250,000 remaining unvested stock options granted outside of the Amended 2013 Plan which vest upon the completion of future performance conditions.

The following table presents the weighted-average assumptions used by the Company for calculating the fair value of its employee stock options granted outside of the Amended 2013 Plan using the Black-Scholes valuation model during the year ended December 31, 2016:

Employees Assumptions

Volatility	88.11%
Risk-Free Interest Rate	1.22%
Expected Term	5.00
Dividend Rate	0.00%
Fair Value Per Share on Grant Date	$0.29

12.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at December 31, 2016:

Total Operating Leases
For the year ending December 31,

2017	$268,511

The Company incurred rent expense of $476,430 and $441,723 for the years ended December 31, 2016 and 2015, respectively.

The Company has two supply arrangements in place with European farmers to supply raw material in future years, for which the Company has contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both contracts. The Company anticipates the cost under both contracts will remain consistent with current year prices. During the years ended December 31, 2016 and 2015, the Company purchased $412,822 and $3,948,305, respectively, in relation to these supply agreements. We do not intend to purchase any inventory under these supply agreements from the 2017 crop and/or 2018 crop.

In March 2017, the Company’s Board of Directors approved an amendment to the Employment Agreements for two members of senior management, such that upon a Liquidity Event (as defined below), Mr. Mona shall receive four percent (4%) and Mr. Mona III shall receive two percent (2%) of the Gross Closing Proceeds (as defined below), subject to an aggregate cap of $750,000 (See Note 15).

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

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands (the “District Court”), alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain supply agreement between the Company and Dun Agro dated December 19, 2013, and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. The Company filed a reply to the complaint on March 29, 2017 which is now under review by the District Court. Management intends to vigorously defend the complaint allegations and an estimate of possible loss cannot be made at this time.

In the normal course of business, the Company is a party to a variety of agreements pursuant to which they may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, consolidated results of operations or financial condition.

Royalties

In connection with the CanX Acquisition, additional contingent consideration for various milestones reached may have required issuance of up to 15,000,000 shares of the Company’s common stock and the Company was previously obligated to pay a 5% royalty of net sales on each of the first and second CBD products, subject to, and commencing with the first commercial release by the Company of each of the first and second CBD Drug Products (as defined above) by the Company formulated to treat human medical conditions (Note 6). In March 2017, the Company agreed to issue the remaining 15,000,000 shares without the Company having yet achieved the remaining milestones. In March 2017, the Company exercised a buy-out option, on revised terms, whereby the Company issued 6,400,000 shares of the Company’s restricted stock to the former CanX shareholders (See Note 15).

13.	SEGMENT INFORMATION

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

The following table presents information by reportable operating segment for the years ended December 31, 2016 and 2015:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Years Ended
December 31, 2016:
Product sales, net	$11,060,636	$–	$11,060,636
Gross profit	6,997,635	–	6,997,635
Gain on collection of related party notes receivable	379,486	–	379,486
Gain on change in derivative liability	147,200	–	147,200
Impairment of inventory	(3,562,459)	–	(3,562,459)
Impairment of PhytoSPHERE goodwill and intangible assets	(2,746,512)	–	(2,746,512)
Selling, general and administrative	(12,741,211)	(388,739)	(13,129,950)
Research and development	(834,963)	(324,046)	(1,159,009)
Operating (loss) income	$(12,360,824)	$(712,785)	$(13,073,609)

December 31, 2015:
Product sales, net	$11,529,402	$–	$11,529,402
Gross profit	6,730,984	–	6,730,984
Litigation settlement income	756,714	–	756,714
Selling, general and administrative	(17,377,282)	–	(17,377,282)
Research and development	(1,320,003)	–	(1,320,003)
Operating (loss) income	$(11,209,587)	$–	$(11,209,587)

14.	INCOME TAXES

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2016 and 2015, the Company established valuation allowances equal to the full amount of its deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

	2016	2015

Deferred tax assets:
Net operating loss carryforwards	$5,061,830	$2,317,485
Business credit carryforwards	80,551	58,829
Bad debt expense	39,834	1,125,787
Intangible assets	1,742,639	479,565
Stock-based compensation	579,970	163,938
Unrealized capital loss	16,870	16,870
Inventory reserve	1,419,084	–
Other	44,410	29,648
	8,985,188	4,192,122
Deferred tax liabilities:
Depreciation	(18,052)	(62,828)
CanX intangible assets	(1,556,300)	(1,556,300)
	(1,574,352)	(1,619,128)
Valuation allowance	(8,967,136)	(4,129,294)
Net deferred tax liabilities	$(1,556,300)	$(1,556,300)

The valuation allowance increased $4,837,842 and $2,618,766 for years ended December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company has Federal and state net operating loss (“NOL”) carryforwards of approximately $12,691,000 and $12,802,000, respectively, which are available to offset future taxable income and which begin to expire in 2024. These loss carryforwards will likely be further limited pursuant to Internal Revenue Code Section 382 due to the change in control.

The differences between the expected income tax benefit and the actual recorded income tax benefit computed using a statutory federal rate of 34% is as follows for the years ended December 31,

	2016	2015

Income tax benefit at statutory rate	$(4,808,041)	$(4,119,076)
State taxes	(732,064)	(375,792)
Stock-based compensation	553,832	1,686,065
Amortization of derivative liability	180,430	–
Amortization of discount on convertible note	(50,048)	195,207
Permanent differences	3,951	(5,170)
Other	–	–
Change in valuation allowance	4,851,940	2,618,766
Total provision	$–	$–

15.	SUBSEQUENT EVENTS

As noted in Note 8 to the Company’s consolidated financial statements, in January 2017, the Company entered into Amendment #2 to the Iliad Note (the “Iliad Amendment 2”). In accordance with the Iliad Amendment 2, during the period between January 27, 2017 and February 24, 2017, the Company agrees to allow the Lender to convert up to $500,000 (the “Additional Redemption Amount”) in Redemption Conversions under the Note, provided that the Lender shall not effectuate a Redemption Conversion of any Maximum Monthly Redemption Amount between January 27, 2017 and March 1, 2017. During this time period, the Company is not allowed to pay any of the Additional Redemption Amount in cash and all such amounts must be converted into Redemption Conversion Shares of the Company’s common stock. In addition, the Lender agrees that the sale of any Redemption Conversion Shares between January 27, 2017 and April 30, 2017 (the “Limitation Period”) shall be subject to the Volume Limitation. Immediately following the expiration of the Volume Period, the Volume Limitation will be cancelled.

As also noted in Note 8 to the Company’s consolidated financial statements, in March 2017, the Company entered into Amendment #3 to the Iliad Note (the “Iliad Amendment 3”). In accordance with the Iliad Amendment 3, during the period from March 1, 2017 to March 31, 2017, the Company agrees to allow the Lender to convert up to $500,000 (the “Additional Redemption Amount 2”) in Redemption (the “Additional Redemption Amount 2”) in Redemption Conversions under the Note, provided that the Lender shall not effectuate a Redemption Conversion of any Maximum Monthly Redemption Amount from March 1, 2017 until April 1, 2017. During this time period, the Company shall not be allowed to pay any of the Additional Redemption Amount 2 in cash and all such amounts must be converted into Redemption Conversion Shares of the Company’s common stock. In addition, the Lender agrees that the sale of any Redemption Conversion Shares between March 1, 2017 and May 31, 2017 (the “Limitation Period 2”) shall be subject to the Volume Limitation. Immediately following the expiration of the Volume Period, the Volume Limitation will be cancelled.

Furthermore, as noted in Note 8 to the Company’s consolidated financial statements, on March 1, 2017, the Company entered into Iliad SPA 2 pursuant to which the Lender loaned the Company $750,000. On the Purchase Price Date, the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note 2”) in the principal amount of $770,000 in exchange for payment by Lender of $750,000. The principal sum of the Iliad Note reflects the amount invested, plus a $15,000 OID and a $5,000 reimbursement of Lender’s legal fees. The Company received net proceeds of $750,000 in exchange for the Iliad Note 2. The Iliad Note 2 requires the repayment of all principal and any interest, fees, charges and late fees on the date that is fourteen months after the Purchase Price Date (the “Maturity Date”). Interest is to be paid on the outstanding balance at a rate of eight percent (8%) per annum from the Purchase Price Date until the Iliad Note 2 is paid in full. Interest is accrued during the term of the Iliad Note 2 and all interest calculations shall be computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and shall compound daily. Subject to adjustment as set forth in the Iliad Note 2, the conversion price for each Lender conversion shall be the Lender Conversion Price, convertible into shares of fully paid and non-assessable common stock. Beginning on the date that is six months after the Purchase Price Date and continuing until the Maturity Date, Iliad shall have the right to redeem a portion of the Iliad Note 2 in any amount up to the Maximum Monthly Redemption Amount, for which payments may be made in cash or by converting the redemption amount into shares of Company common stock at a conversion price which is the lesser of (a) the Lender Conversion Price of $0.50 and (b) the Market Price, defined as 70% (“the Conversion Factor”), subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days is below $0.25 per share then the Conversion Factor will be reduced by 10%, (2) the Company is not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor will be reduced by an additional 5%, (3) the Company is not Depository Trust Company eligible, then the Conversion Factor will be reduced by an additional 5% or (4) there has occurred a “Major Default” then the Conversion Factor will be reduced by an additional 5% for each of the first three Major Defaults that occur after the effective date. The Company may prepay the Iliad Note 2 at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company may prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender may convert an amount not to exceed $200,000 under the Iliad Note 2. In connection with the Iliad Note 2, as set forth above, the Company incurred an original issue discount of $15,000 and $5,000 of other debt issuance costs, which will be amortized over the Iliad Note 2 term. The Iliad Note 2 is securitized by the Company’s accounts receivable, inventory and equipment.

On December 28, 2016, a redemption notice of $75,000 was received for the conversion of 398,053 shares of common stock issued subsequent to December 31, 2016. On January 5, 2017, a redemption notice of $100,000 was received for the conversion of 520,616 shares of common stock. On January 17, 2017, a redemption notice of $150,000 was received for the conversion of 780,925 shares of common stock. On January 27, 2017, a redemption notice of $75,000 was received for the conversion of 275,078 shares of common stock. On February 1, 2017, a redemption notice of $125,000 was received for the conversion of 547,837 shares of common stock. On February 13,2017, a redemption notice of $100,000 was received for the conversion of 332,458 shares of common stock. On February 16, 2017, a redemption notice of $100,000 was received for the conversion of 332,200 shares of common stock. On February 22, 2017, a redemption notice of $100,000 was received for the conversion of 332,200 shares of common stock. On March 2, 2017, a redemption notice of $100,000 was received for the conversion of 345,622 shares of common stock. On March 9, 2017, a redemption notice of $100,000 was received for the conversion of 357,083 shares of common stock. On March 28, 2017, a redemption notice of $100,000 was received for the conversion of 397,156 shares of common stock.

In March 2017, the disinterested members of the Board approved the grant of 5,000,000 performance-based stock options (the “Mona Performance Options”) to purchase shares of the Company’s common stock to one senior management member of the Company. The Mona Performance Options are contingent and vest only upon the Company achieving three specific milestones related to the success of the Company’s drug development program and were granted outside of the Company’s Amended 2013 Plan. Vesting of such options accelerates upon a sale of the Company or change in control.

In March 2017, the disinterested members of the Board approved a grant of an aggregate of 400,000 stock options to purchase shares of the Company’s common stock to three senior management members of the Company (including the two management members of the Board). Vesting of such options accelerates upon a sale of the Company or change in control.

Also in March 2017, the disinterested members of the Board, as the administrator of the Amended 2013 Plan, approved the amendment to certain stock options granted to employees of the Company, including certain options granted to three senior management members of the Company, to reduce the exercise price of such stock options. As a result of the amendment to the stock option grants each of the covered stock options, including those issued to three senior management members of the Company, have been amended to provide for a strike price equal to $0.38 per share, which represents 100% of the fair market value of the Company’s common stock as of March 15, 2017, the date of the amendment to the such stock option grants.

Also in March 2017, the Board amended the Employment Agreements for two members of senior management, such that upon a Liquidity Event (as defined below), Mr. Mona shall receive four percent (4%) and Mr. Mona III shall receive two percent (2%) of the Gross Closing Proceeds (as defined below), subject to an aggregate cap of $750,000,000. A “Liquidity Event” means and include (A) a licensing of the CBD Drug Product or any other intellectual property asset of the Company, or (B) (i) the direct or indirect sale or transfer, in a single transaction or a series of related transactions, by the stockholders of the Company of voting securities, in which the holders of the outstanding voting securities of the Company immediately prior to such transaction or series of transactions hold, as a result of holding Company securities prior to such transaction, in the aggregate, securities possessing less than twenty percent (20%) of the total combined voting power all outstanding voting securities of the Company or of the acquiring entity immediately after such transaction or series of related transactions, (ii) a merger or consolidation in which the Company is not the surviving entity, except for a transaction in which the holders of the outstanding voting securities of the Company immediately prior to such merger or consolidation hold as a result of holding Company securities prior to such transaction, in the aggregate, securities possessing more than fifty percent (50%) of the total combined voting power of all outstanding voting securities of the surviving entity (or the parent of the surviving entity) immediately after such merger or consolidation, (iii) a reverse merger in which the Company is the surviving entity but in which the holders of the outstanding voting securities of the Company immediately prior to such merger hold as a result of holding Company securities prior to such transaction, in the aggregate, securities possessing less than fifty percent (50%) of the total combined voting power of all outstanding voting securities of the Company or of the acquiring entity immediately after such merger, or (iv) the sale, transfer or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, except for a transaction in which the holders of the outstanding voting securities of the Company immediately prior to such transaction(s) receive as a distribution with respect to securities of the Company, in the aggregate, securities possessing more than fifty percent (50%) of the total combined voting power of all outstanding voting securities of the acquiring entity immediately after such transaction(s). “Gross Closing Proceeds” means and include all cash sums payable to the Company or its stockholders in connection with a Liquidity Event at the closing of a transaction constituting a Liquidity Event, and not including any deferred payments, earnouts, ongoing royalty payments or other contingent or deferred compensation.

In March 2017, the Company entered into an amendment to the principal agreement for the CanX Acquisition as more fully set forth in our Current Report on Form 8-K filed with the SEC on March 22, 2017. Pursuant to such amendment, which was approved by the disinterested members of the Board of Directors of the Company (the “Board”), the Company agreed to issue the remaining 15,000,000 shares of contingent consideration to the former CanX shareholders, without the Company having yet achieved the remaining milestones. (See Note 12)

Additionally, pursuant to such amendment, the parties agreed to revise the Company’s buy-out option to allow the Company to buyout the royalty payment by the issuance to the former CanX shareholders of 6,400,000 shares of the Company’s restricted common stock (the “Royalty Buy-Out Shares”). The Company concurrently exercised the buy-out option, as so revised. In the aggregate, and pursuant to the amendment, the Company agreed to issue to the former CanX shareholders a total of 21,400,000 shares of restricted common stock. As disclosed in the January 2016 8-K, James McNulty, a member of the Board, is a former shareholder of CanX and thereby received a pro rata portion of the consideration paid to the former CanX shareholders.

In March 2017, the Company issued 5,000,000 restricted stock units to a consultant in exchange for consulting services. The restricted stock units vest as follows: 1,000,000 vest immediately and 4,000,000 vest according to performance based criteria.

On January 20, 2017, the Company filed for the dissolution of CannaVest Europe, GmbH, an entity that the Company had a 70% interest in prior to its dissolution, with the District Court, Dusseldorf Germany, effective December 31, 2016. CannaVest Europe GmbH had no assets or liabilities as of December 31, 2016.

