Form 10-Q
period 2017-03-31
CV Sciences, Inc.
filed 2017-05-09
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 3, 2017, the issuer had 88,951,086 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the OTC: QB; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash (Note 2)	$663,378	$781,857
Restricted cash (Note 2)	1,117,115	275,611
Accounts receivable, net (Note 2)	871,048	360,475
Inventory (Note 3)	2,867,387	2,851,772
Prepaid expenses and other current assets	661,773	551,395
Total current assets	6,180,701	4,821,110

Accounts receivable (Note 2)	371,723	389,723
Inventory, net (Note 3)	5,775,345	6,478,727
Property & equipment, net (Note 2)	195,177	242,702
Intangibles, net (Note 5)	3,862,750	3,871,600
Goodwill	2,788,300	2,788,300
Total other assets	12,993,295	13,771,052

Total assets	$19,173,996	$18,592,162

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$496,370	$523,581
Accrued expenses (Note 4)	2,920,691	378,218
Secured convertible promissory notes payable, net (Note 7)	901,533	1,897,976
Unsecured note payable, net (Note 7)	718,595	–
Unsecured note payable (Note 7)	73,402	125,964
Derivative liabilities (Note 7)	41,500	222,800
Total current liabilities	5,152,091	3,148,539

Non-current liabilities
Secured convertible promissory notes payable, net (Note 7)	730,942	–
Unsecured note payable, net (Note 7)	–	679,174
Deferred tax liability	1,556,300	1,556,300
Total liabilities	7,439,333	5,384,013

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 8 and 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 62,146,773 and 57,617,545 shares issued and outstanding as of March 31,2017 and December 31, 2016, respectively	6,215	5,762
Additional paid-in capital	45,644,014	43,333,176
Accumulated deficit	(33,915,566)	(30,130,789)
Total stockholders' equity	11,734,663	13,208,149

Total liabilities and stockholders' equity	$19,173,996	$18,592,162

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended March 31,
	2017	2016

Product sales, net	$3,764,191	$2,422,678
Cost of goods sold	1,331,188	797,043
Gross Profit	2,433,003	1,625,635

Operating Expenses:
Selling, general and administrative	(3,676,710)	(2,689,245)
Research and development	(188,716)	(141,813)
	(3,865,426)	(2,831,058)

Gain on changes in derivative liabilities	210,600	–
Royalty buy-out	(2,432,000)	–
	(6,086,826)	(2,831,058)

Operating Loss	(3,653,823)	(1,205,423)

Other (expense) income:
Interest income	–	27,655
Interest expense	(130,954)	(355,349)
Total Other (Expense) Income	(130,954)	(327,694)

Loss before provision for income taxes	(3,784,777)	(1,533,117)
Provision for income taxes	–	–
Net Loss	$(3,784,777)	$(1,533,117)

Weighted average common shares outstanding
Basic & diluted	60,098,648	49,931,919
Net loss per common share
Basic & diluted	$(0.06)	$(0.03)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2017

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	57,617,545	$5,762	$43,333,176	$(30,130,789)	$13,208,149

Shares issued pursuant to conversion of senior convertible promissory notes and accrued interest (Notes 7 and 8)	4,131,175	413	1,049,587	–	1,050,000
Stock redemptions (Notes 7 and 8)	398,053	40	74,960	–	75,000
Stock-based compensation (Note 9)	–	–	1,186,291	–	1,186,291
Net loss	–	–	–	(3,784,777)	(3,784,777)
Balance - March 31, 2017	62,146,773	$6,215	$45,644,014	$(33,915,566)	$11,734,663

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(3,784,777)	$(1,533,117)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	56,375	263,375
Amortization of debt issuance costs	59,312	126,086
Amortization of beneficial conversion feature of convertible debts	–	38,392
Amortization of derivative liability discounts	3,663	–
Common stock issued for professional services	–	175,000
Stock-based compensation	1,186,291	405,151
Royalty buy-out	2,432,000	–
Accrued interest payable	40,245	–
Gain on changes in derivative liabilities	(210,600)	–
Change in operating assets and liabilities:
Accounts receivable	(492,573)	2,133
Inventory	687,767	321,293
Prepaid expenses and other current assets	(110,378)	(15,508)
Accounts payable and accrued expenses	158,262	104,937
Net cash provided by (used in) operating activities	25,587	(112,258)

INVESTING ACTIVITIES
Net cash flows provided by investing activities	–	–

FINANCING ACTIVITIES
Borrowings from secured convertible debt, net of costs	750,000	–
Borrowing from issuance of unsecured note payable, net of costs	–	801,430
Repayment of convertible debt	–	(612,000)
Repayment of unsecured notes payable	(52,562)	(59,493)
Net cash flows provided by financing activities	697,438	129,937

Net increase in cash and restricted cash	723,025	17,679
Cash and restricted cash, beginning of period	1,057,468	518,462
Cash and restricted cash, end of period	$1,780,493	$536,141

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$1,050,000	$408,000
Value of warrants issued with unsecured promissory note	–	266,800
Inventory returned in satisfaction of note receivable	–	61,897
Value of embedded derivative at inception	29,300	–
Stock redemptions	75,000	–

Supplemental cash flow disclosures:
Interest paid	$27,735	$259,934
Taxes paid	–	–

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of CV Sciences, Inc. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC, Plus CBD, LLC and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations for its current business model on January 29, 2013. On May 2, 2016, the Company filed Articles of Dissolution for its wholly-owned subsidiaries US Hemp Oil, LLC and CannaVEST Laboratories, LLC, with the Secretary of State of Nevada, effective as of April 29, 2016. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, an entity that prior to dissolution, the Company had a 70% interest in, with the District Court, Dusseldorf Germany, effective December 31, 2016. None of US Hemp Oil, LLC, CannaVest Laboratories, LLC, or CannaVest Europe, GmbH entities had any assets or liabilities at the time of their respective dissolutions.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2016, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 31, 2017. The results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no impact on net sales, operating loss, net loss or net loss per share.

Liquidity – For the three months ended March 31, 2017 and 2016, the Company had net losses of $3,784,777 and $1,533,117, respectively. In addition, for the three months ended March 31, 2017, the Company had positive cash flows from operations of $25,587 compared with negative cash flows from operations of $112,258 for the three months ended March 31, 2016. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for the next 12 month period through May 9, 2018, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop. Management believes that it will be able to obtain such financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Derivative Financial Instruments – Derivative financial instruments are initially recognized at fair value on the date a derivative contract is entered into and subsequently remeasured at fair value on a quarter-end reporting basis. Changes in the fair value of derivative financial instruments are recognized as a gain or loss in the Company’s Condensed Consolidated Statements of Operations.

Business Combinations – We apply the provisions of the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions, including without limitation, the CanX Acquisition. ASC 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in an asset purchase. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our condensed consolidated statements of operations.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the three months ended March 31, 2017 and 2016, there were no impairments.

Use of Estimates – The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing derivative financial instruments, inputs for valuing warrants, inputs for valuing notes payable beneficial conversion features and stock-based compensation, valuation of inventory, classification of current and non-current receivables, classification of current and non-current inventory amounts and the allowance for doubtful accounts.

Reportable Segments – The Company has two business segments; consumer products and specialty pharmaceutical. Our consumer products segment develops, manufactures and markets products based on plant-based CBD, including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care, specialty foods and vape. Our specialty pharmaceutical segment is newly established to develop a variety of drug candidates which use synthetic CBD as a primary active ingredient. The specialty pharmaceutical segment began development activities during the second quarter of 2016.

Cash and Cash Equivalents – For purposes of the condensed consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

Restricted Cash – The Company’s current and past arrangements with its credit card processors require that its credit card processors withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processors will refund the Company the entire amounts withheld at its sole discretion. As of March 31, 2017, the Company had $1,117,115 in restricted cash withheld by its current and past credit card processors. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the statement of cash flows:

	March 31, 2017	December 31, 2016

Cash	$663,378	$781,857
Restricted cash	1,117,115	275,611
Total cash and restricted cash shown in the statement of cash flows	$1,780,493	$1,057,468

Concentrations of Credit Risk – As of March 31, 2017, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $308,399 as of March 31, 2017.

One customer represented 35% and 58% of our accounts receivable balance as of March 31, 2017 and December 31, 2016, respectively.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of March 31, 2017 and December 31, 2016, respectively, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $100,000.

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

Shipping and Handling – Shipping and handling costs totaled $157,359 and $86,291 for the three months ended March 31, 2017 and 2016, respectively, and are recorded in cost of goods sold.

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

Bulk Oil Products – Sales of bulk oil products are generally final and the Company does not accept returns under any circumstances.

There was no allowance for customer returns as of March 31, 2017 or December 31, 2016 due to insignificant return amounts experienced during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

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

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors and consultants as compensation and benefits expense in the condensed consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

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

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. As of March 31, 2017, the Company had $680,515 of inventory in Germany and The Netherlands.

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

Property and equipment, net, as of March 31, 2017 and December 31, 2016 were as follows:

	Useful Lives	March 31, 2017	December 31, 2016

Office furniture and equipment	3 years	$340,472	$340,472
Laboratory and other equipment	5 years	321,071	321,071
Tenant improvements	14 to 39 months	70,592	70,592
		732,135	732,135
Less: accumulated depreciation		(536,958)	(489,433)
		$195,177	$242,702

Depreciation expense for the three months ended March 31, 2017 and 2016 was $47,525 and $49,025, respectively.

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

Loss per Share – The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 16,475,222 stock options and restricted stock units (“RSU’s”) outstanding that were anti-dilutive as of March 31, 2017. Subsequent to March 31, 2017, the Company issued 21,400,000 in restricted common stock to the former shareholders of CanX (See Note 8) and an aggregate of 2,000,000 stock options to two members of senior management (See Note 12). In addition, the Company may be required to issue 16,000,000 shares of common stock related to certain performance-based stock options outstanding. As of March 31, 2017, the Company may also be required to issue 4,000,000 shares of restricted stock units for performance-based consulting services. As of March 31, 2017, there were also warrants outstanding to purchase up to 2,100,000 shares of common stock. Furthermore, the Company may be required to issue a variable amount of shares of common stock related to the potential conversion features of the Iliad Notes (as defined below) (See Note 7).

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $49,033 and $141,813 for the three months ended March 31, 2017 and 2016, respectively. Research and development expense for the specialty pharmaceutical segment was $139,683 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ brand products. Advertising costs of $66,900 and $67,821 were expensed as incurred during the three months ended March 31, 2017 and 2016, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of March 31, 2017 and December 31, 2016, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2013.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such annual periods. Early application is permitted. The Company implemented ASU 2015-11 for the interim and annual reporting periods of 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-02 on the Company’s consolidated financial statements and does expect it to potentially have a significant impact on the Company’s future consolidated balance sheets depending on the terms and duration of the Company’s future lease agreements. As such, the Company currently does not intend on early adoption of this update for the benefit of investor comparison analysis.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2015-09”), which involve multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company implemented ASU 2015-09 for the interim and annual reporting periods of 2017.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 requires the entity to apply these amendments on a prospective basis for which it is required to disclose the nature of and reason for the change in accounting upon transition. This disclosure shall be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The Company shall adopt these amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company implemented ASU 2017-04 for the interim and annual reporting periods of 2017.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	INVENTORY

Inventory as of March 31, 2017 and December 31, 2016 was comprised of the following:

	March 31, 2017	December 31, 2016

Raw materials	$7,217,545	$7,699,057
Finished goods	1,425,187	1,631,442
	$8,642,732	$9,330,499

4.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016

Royalty buy-out	$2,432,000	$–
Accrued payroll expenses	266,090	208,126
Other accrued liabilities	222,601	170,092
	$2,920,691	$378,218

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at March 31, 2017 and December 31, 2016:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)

Balance - March 31, 2017:
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	25,000	75,000	5
Non-compete agreements	77,000	19,250	57,750	5
	$3,907,000	$44,250	$3,862,750
Balance - December 31, 2016:
In-process research and development	$3,730,000	$–	$3,730,000	-
Trade names	100,000	20,000	80,000	5
Non-compete agreements	77,000	15,400	61,600	5
	$3,907,000	$35,400	$3,871,600

Amortization expense for the three months ended March 31, 2017 and 2016 totaled $8,850 and $214,350, respectively.

6.	RELATED PARTIES

During the three months ended March 31, 2017 and 2016, the Company paid $9,060 and $2,977, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

7.	NOTES PAYABLE

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

In January 2017, the Company entered into Amendment #2 to the Iliad Note (the “Iliad Amendment 2”). In accordance with the Iliad Amendment 2, during the period between January 27, 2017 and February 24, 2017, the Company agreed to allow the Lender to convert up to $500,000 (the “Additional Redemption Amount”) in Redemption Conversions under the Note, provided that the Lender shall not effectuate a Redemption Conversion of any Maximum Monthly Redemption Amount between January 27, 2017 and March 1, 2017. During this time period, the Company was not allowed to pay any of the Additional Redemption Amount in cash and all such amounts had to be converted into Redemption Conversion Shares of the Company’s common stock. In addition, the Lender agreed that the sale of any Redemption Conversion Shares between January 27, 2017 and April 30, 2017 (the “Limitation Period”) was subject to the Volume Limitation. Immediately following the expiration of the Volume Period, the Volume Limitation will be cancelled.

In March 2017, the Company entered into Amendment #3 to the Iliad Note (the “Iliad Amendment 3”). In accordance with the Iliad Amendment 3, during the period from March 1, 2017 to March 31, 2017, the Company agreed to allow the Lender to convert up to $500,000 (the “Additional Redemption Amount 2”) in Redemption (the “Additional Redemption Amount 2”) in Redemption Conversions under the Note, provided that the Lender not effectuate a Redemption Conversion of any Maximum Monthly Redemption Amount from March 1, 2017 until April 1, 2017. During this time period, the Company was not allowed to pay any of the Additional Redemption Amount 2 in cash and all such amounts had to be converted into Redemption Conversion Shares of the Company’s common stock. In addition, the Lender agreed that the sale of any Redemption Conversion Shares between March 1, 2017 and May 31, 2017 (the “Limitation Period 2”) shall be subject to the Volume Limitation. Immediately following the expiration of the Volume Period, the Volume Limitation will be cancelled.

During the three months ended March 31, 2017, the Company issued 4,131,175 shares of its common stock to Iliad in connection with the conversions of the Iliad Note in the aggregate principal amount of $1,014,060 and $35,940 of accrued interest. The total of $1,050,000 was allocated to common stock and additional paid-in capital.

The Company’s borrowings and conversions under the Iliad SPA for the three months ended March 31, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	March 31, 2017	December 31, 2016	Interest Rate

Secured promissory note payable	June 24, 2017	$2,055,000	$2,055,000	10%
Interest accrued		163,406	128,311
Unamortized original issue discount and debt issuance costs		(16,873)	(35,335)
Conversion of convertible promissory notes and accrued interest to common stock		(1,300,000)	(175,000)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	(75,000)

Net carrying amount of debt		901,533	1,897,976
Less current portion		(901,533)	(1,897,976)
Long-term borrowings - net of current portion		$–	$–

On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370,000 (the “Iliad Instrument”), which was originally recorded in additional paid-in capital (“APIC”) and was scheduled for amortization over six months. The Company determined in 2016 that the Iliad Instrument qualifies for derivative accounting treatment. The $370,000 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, in 2016 we reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the three months ended March 31, 2017, the Company recorded a gain of $206,500 for the change in fair value of the Iliad Instrument as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months; and at March 31, 2017 were (i) Volatility of 61%, (ii) Risk-Free Interest Rate of 0.74%; and (iii) Expected Term of 1 month.

In March 2017, the Company entered into another Securities Purchase Agreement (“Iliad SPA 2”) with Iliad pursuant to which the Lender loaned the Company $750,000. On March 1, 2017 (the “Subsequent Purchase Price Date”), the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note 2”) in the principal amount of $770,000 in exchange for payment by Lender of $750,000. The principal sum of the Iliad Note reflects the amount invested, plus a $15,000 OID and a $5,000 reimbursement of Lender’s legal fees. The Company received net proceeds of $750,000 in exchange for the Iliad Note 2. The Iliad Note 2 requires the repayment of all principal and any interest, fees, charges and late fees on the date that is fourteen months after the Subsequent Purchase Price Date (the “Maturity Date”). Interest is to be paid on the outstanding balance at a rate of eight percent (8%) per annum from the Subsequent Purchase Price Date until the Iliad Note 2 is paid in full. Interest is accrued during the term of the Iliad Note 2 and all interest calculations shall be computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and shall compound daily. Subject to adjustment as set forth in the Iliad Note 2, the conversion price for each Lender conversion shall be the Lender Conversion Price, convertible into shares of fully paid and non-assessable common stock. Beginning on the date that is six months after the Subsequent Purchase Price Date and continuing until the Maturity Date, Iliad shall have the right to redeem a portion of the Iliad Note 2 in an amount not to exceed $100,000. Provided the Company has not suffered an “Event of Default” and is in compliance with certain “Equity Conditions” (unless waived by Iliad, in either case), the Company may make payments on such redemptions in cash or by converting the redemption amount into shares of Company common stock at a conversion price which is the lesser of (a) $0.50 per share and (b) 70% (“the Conversion Factor”) of the average of the three (3) lowest closing bid prices in the previous 20 trading days, subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days is below $0.25 per share then the Conversion Factor will be reduced by 10%, (2) the Company is not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor will be reduced by 5%, (3) the Company is not DTC eligible, then the Conversion Factor will be reduced by an additional 5% or (4) there has occurred a “Major Default” then the Conversion Factor will be reduced by an additional 5% for each of the first three Major Defaults that occur after the effective date. The Company may prepay the Iliad Note 2 at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company may prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender may convert an amount not to exceed $200,000 under the Iliad Note 2. In connection with the Iliad Note 2, as set forth above, the Company incurred an original issue discount of $15,000 and $5,000 of other debt issuance costs, which will be amortized over the Iliad Note 2 term. The Iliad Note 2 is securitized by the Company’s accounts receivable, inventory and equipment.

The Company’s borrowings under the Iliad SPA 2 for the three months ended March 31, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	March 31, 2017	December 31, 2016	Interest Rate

Secured promissory note payable	April 30, 2018	$770,000	$–	8%
Interest accrued		5,150	–
Unamortized original issue discount and debt issuance costs		(18,571)	–
Unamortized discount - embedded derivative		(25,637)

Net carrying amount of debt		730,942	–
Less current portion		–	–
Long-term borrowings - net of current portion		$730,942	$–

On the Subsequent Purchase Price Date, the Company recorded a derivative liability of $29,300 which is scheduled for amortization over 8 months. During the three months ended March 31, 2017, the Company recorded a gain of $4,100 for the change in fair value of the derivative liability as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the derivative liability at the Subsequent Purchase Price Date and at March 31, 2017 using the Binomial Lattice valuation model were: (i) Volatility of 85.0%; (ii) Risk-Free Interest Rate of 0.84%; and (iii) Expected Term of 8 months; and at March 31, 2017 were (i) Volatility of 84.0%, (ii) Risk-Free Interest Rate of 0.93%; and (iii) Expected Term of 7 months.

Redwood Secured Convertible Promissory Notes Payable

On May 19, 2015 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with Redwood Management, LLC (the “Investor” or “Redwood”) pursuant to which the Investor committed to lend to the Company up to $6,500,000 (the “Financing”).

During the year ended December 31, 2015, the Company issued four tranches of convertible promissory notes (collectively, the “Notes”, and individually, “Note 1”, “Note 2”, “Note 3”, and “Note 4”) in the aggregate principal amount of $1,785,000 to the Investor and other third parties who were assigned rights by the Investor to participate in the Financing (together with the Investor, the “Investors”). During the first quarter of 2016, the Company repaid all obligations under the SPA and has no intention of seeking further capital from the Investor, or any other investor(s) in the Financing.

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

The Company’s borrowings and conversions under the SPA for the year ended December 31, 2016 is summarized in the table below:

		2016
	Maturity	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:
Tranche 1 (Note 1)	May 19, 2016	$–	10%
Tranche 2 (Note 2)	June 12, 2016	255,000	10%
Tranche 3 (Note 3)	July 24, 2016	510,000	10%
Tranche 4 (Note 4)	September 16, 2016	255,000	10%
Total borrowings		1,020,000

Convertible notes converted (Note 1)		–
Convertible notes converted (Note 2)		(255,000)
Convertible notes converted/repaid (Note 3)		(510,000)
Convertible notes repaid (Note 4)		(255,000)
Unamortized debt issuance cost		–
Unamortized debt discount - beneficial conversion feature		–

Net carrying amount of debt		–
Less current portion		–
Long-term borrowings - net of current portion		$–

Current Unsecured Note Payable

In November 2016, the Company entered into a Commercial Premium Finance Agreement with First Insurance Funding in order to fund a portion of the Company’s insurance policies. The amount financed was $161,351 and bears interest at a rate of 4.5%. The Company is required to make nine payments of $18,266 a month to satisfy this current unsecured note payable. As of March 31, 2017 and December 31, 2016, the outstanding balance was $73,402 and $125,964, respectively.

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

The Company’s borrowing under the Promissory Note for the three months ended March 31, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	March 31, 2017	December 31, 2016	Interest Rate

Unsecured promissory note payable	February 1, 2018	$850,000	$850,000	12%
Unamortized original issue discount and debt issuance costs		(20,238)	(26,309)
Unamortized debt discount - fair value of warrants		(111,167)	(144,517)

Net carrying amount of debt		718,595	679,174
Less current portion		(718,595)	–
Long-term borrowings - net of current portion		$–	$679,174

Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire, LLC a common stock purchase warrant providing Wiltshire, LLC with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three months ended each of March 31, 2017 and 2016, the Company recorded interest expense of $33,350 and $22,233, respectively, for the amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant at inception using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of March 31, 2017 and December 31, 2016, the Company had 62,146,773 and 57,617,545 shares of common stock issued and outstanding, respectively.

In March 2017, the Company entered into an amendment to the principal agreement for the CanX Acquisition (the “Amendment”), as more fully set forth in our Current Report on Form 8-K filed with the SEC on March 22, 2017 (the “March 2017 8-K”). Pursuant to such Amendment, which was approved by the disinterested members of the Board of Directors of the Company, the Company agreed to issue the remaining 15,000,000 shares of contingent consideration to the former CanX shareholders, without the Company having yet achieved any of the remaining post-closing milestones.

Additionally, pursuant to such Amendment, the parties agreed to revise the Company’s buy-out option of the royalties payable to the CanX shareholders in the future, to allow the Company to buy-out the future royalty payments by the issuance of 6,400,000 shares of the Company’s restricted common stock (the “Royalty Buy-Out Shares”) to the former CanX shareholders. The Company concurrently exercised the buy-out option, as so revised.

In the aggregate, pursuant to the Amendment, the Company agreed to issue to the former CanX shareholders a total of 21,400,000 shares of restricted common stock (See Note 12). As previously disclosed in the January 2016 8-K, James McNulty, a member of the Board, is a former shareholder of CanX and thereby received his pro rata portion of the consideration paid to the former CanX shareholders. During the three months ended March 31, 2017, the Company recorded an expense of $2,432,000 for the value of the Royalty Buy-Out Shares as a separate line item in the Company’s Condensed Consolidated Statement of Operations.

Furthermore, during the three months ended March 31, 2017, the Company issued 4,529,228 shares of common stock in connection with the conversion of the Iliad Note and its required stock redemptions.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of March 31, 2017 and December 31, 2016, there was no preferred stock issued and outstanding.

Options/Warrants/RSU’s

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

In March 2017, as further set forth in the March 2017 8-K, the disinterested members of the Board approved the grant of 5,000,000 performance-based stock options (the “Mona Performance Options”) to purchase shares of the Company’s common stock to one senior management member of the Company. The Mona Performance Options are contingent and vest only upon the Company achieving three specific milestones related to the success of the Company’s drug development program and were granted outside of the Company’s Amended 2013 Plan. Vesting of such options accelerates upon a sale of the Company or change in control.

In March 2017, as further set forth in the March 2017 8-K, the disinterested members of the Board approved a grant of an aggregate of 400,000 fully-vested stock options to purchase shares of the Company’s common stock to three senior management members of the Company (including the two management members of the Board) pursuant to the bonus plan set forth in the Employment Agreements for fiscal year 2016 performance.

Also in March 2017, as further set forth in the March 2017 8-K, the disinterested members of the Board, as the administrator of the Amended 2013 Plan, approved the amendment to certain stock options granted to employees of the Company, including certain options granted to three senior management members of the Company, to reduce the exercise price of such stock options. As a result of the amendment to the stock option grants, each of the covered stock options, including those issued to three senior management members of the Company, have been amended to provide for a strike price equal to $0.38 per share, which represents 100% of the fair market value of the Company’s common stock as of the date of the amendment to these stock option grants.

In addition, in March 2017, the Company issued 5,000,000 RSU’s to a consultant in exchange for consulting services. The restricted stock units vest as follows: 1,000,000 vest immediately and 4,000,000 vest according to future performance-based criteria.

9.	STOCK-BASED COMPENSATION

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, RSU’s, stock bonus awards and performance-based awards. As of March 31, 2017, the Company had 4,524,778 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

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

The Company recognized Selling, General and Administration expenses of $1,186,291 and $405,151, relating to stock options and RSU’s issued to employees, officers, directors and consultants for the three months ended March 31, 2017 and 2016, respectively. The Company also recognized expense of $0 and $175,000 relating to common stock issued to employees, officers, directors and consultants during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $2,416,360, which is expected to be recognized over a weighted-average period of 1.75 years.

The following table summarizes stock option activity for the Amended 2013 Plan during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	12,841,000	$1.57	8.54	$415,135
Granted	8,747,000	0.38	–	–
Exercised	–	–	–	–
Cancelled/Forfeited (1)	(6,100,278)	2.64	–	–
Expired	(12,500)	0.73	–	–
Outstanding - March 31, 2017	15,475,222	0.48	8.58	500,675

Total exercisable - March 31, 2017	10,105,687	0.52	8.14	307,602
Total unvested - March 31, 2017	5,369,535	0.40	9.41	193,073
Total vested or expected to vest - March 31, 2017	15,475,222	0.48	8.58	500,675

(1)	The number of options cancelled/forfeited includes options cancelled in connection with the Exchange Program (see below).

In March 2017, the Company completed an offer to exchange certain employee stock options under the Company’s amended 2013 Plan (the “Exchange Program”). Certain previously granted options were exchanged for new options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of 6,090,000 shares were exchanged. Options granted pursuant to the Exchange Program have an exercise price of $0.38 per share, the closing price of the Company’s common stock on the date of the exchange grant. The Exchange Program resulted in a modification charge of $403,479 which is being recognized over the vesting period of the new options which range from zero months to approximately two years.

The following table summarizes unvested stock options as of March 31, 2017:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2016	3,724,233	$0.63
Granted	8,747,000	0.14
Vested	(1,001,420)	0.32
Cancellations	(6,100,278)	0.48
Unvested stock options - March 31, 2017	5,369,535	0.45

The following table summarizes stock option activity outside of the Amended 2013 Plan during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	2,750,000	$0.37	9.77	$170,500
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - March 31, 2017	2,750,000	0.37	9.52	88,000

Total exercisable - March 31, 2017	2,750,000	0.37	9.52	88,000
Total unvested - March 31, 2017	–	–	–	–
Total vested or expected to vest - March 31, 2017	2,750,000	0.37	9.52	88,000

There was no unvested stock option activity outside of the Amended 2013 Plan during the three months ended March 31, 2017.

The following table summarizes RSU activity outside of the Amended 2013 Plan during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	–	$–	–	$–
Granted	1,000,000	–	–	400,000
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - March 31, 2017	1,000,000	–	–	399,500

Total exercisable - March 31, 2017	1,000,000	–	–	399,500
Total unvested - March 31, 2017	1,000,000	–	–	399,500
Total vested or expected to vest - March 31, 2017	1,000,000	–	–	399,500

The following table summarizes RSU activity outside of the Amended 2013 Plan as of March 31, 2017:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested RSU's - December 31, 2016	–	$–
Granted	1,000,000	0.40
Vested	(1,000,000)	0.40
Cancellations	–	–
Unvested RSU's - March 31, 2017	–	–

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at March 31, 2017:

Total Operating Leases
For the year ending December 31,
2017	$268,511

The Company incurred rent expense of $130,884 and $139,382 for the three months ended March 31, 2017 and 2016, respectively.

The Company has two supply arrangements in place with European farmers to supply raw material in future years, for which the Company has contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both contracts. During the three months ended March 31, 2017 and 2016, the Company purchased $9,060 and $2,977, respectively, in relation to these supply agreements. We do not intend to purchase any inventory under these supply agreements from the 2017 crop and/or 2018 crop.

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

11.	SEGMENT INFORMATION

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

The following table presents information by reportable operating segment for the three months ended March 31, 2017:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three Months Ended
March 31, 2017:
Product sales, net	$3,764,191	$–	$3,764,191
Gross profit	2,433,003	–	2,433,003
Gain on change in derivative liability	210,600	–	210,600
Royalty buy-out	–	(2,432,000)	(2,432,000)
Selling, general and administrative	(3,605,177)	(71,533)	(3,676,710)
Research and development	(49,033)	(139,683)	(188,716)
Operating loss	$(1,010,607)	$(2,643,216)	$(3,653,823)

12.	SUBSEQUENT EVENTS

In April 2017, the disinterested members of the Board approved a grant of an aggregate of 2,000,000 performance-based stock options to purchase shares of the Company’s common stock to two senior management members of the Company (including one management member of the Board). The performance-based stock options are contingent and vest only upon the Company achieving three specific milestones related to the success of the Company’s drug development program and were granted outside of the Company’s Amended 2013 Plan. Vesting of such options accelerates upon a sale of the Company or change in control.

In April 2017, the Company issued an aggregate of 21,400,000 shares of restricted stock to the former CanX shareholders (see Note 8).

On April 17, 2017, a redemption notice of $100,000 was received for the conversion of 404,313 shares of common stock issued under the Iliad Amendment #3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended March 31, 2017 and 2016, respectively, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

OVERVIEW

We are a life science company with two distinct business segments. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing synthetic Cannabidiol (“CBD”). Our consumer product segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors. On June 8, 2016, the Company changed its trading symbol from “CANV” to “CVSI”, and continues to be traded on the OTC: QB.

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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding our performance for the following reasons:

•	because non-cash equity grants made to employees and non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. As such, we do not believe stock-based compensation expense is a key measure of our operating performance;
•	because we do not believe changes in our derivative liabilities are a key measure of operating performance; and
•	revenues and expenses associated with acquisitions, dispositions, equity issuances and related offering costs can vary from period to period and transaction to transaction and are not considered a key measure of our operating performance.

We used Adjusted EBITDA:

•	as a measure of operating performance;
•	to evaluate the effectiveness of our business strategies; and
•	in communication with our Board of Directors concerning our financial performance.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual requirements;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and
•	Adjusted EBITDA can differ significantly from company to company depending on that company’s definition of Adjusted EBITDA, strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and the level of capital investment, thus, limiting its usefulness as a comparative measure.

Adjusted EBITDA should not be considered as a measure of discretionary cash available to us for investment in our business. We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA as supplemental information.

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2017 and 2016 is detailed below:

	For the three months ended March 31,
	2017	2016
Net loss	$(3,784,777)	$(1,533,117)
Interest income	–	(27,655)
Interest expense	130,954	355,349
Amortization of purchased intangible assets	8,850	214,350
Depreciation of property & equipment	47,525	49,025

EBITDA	(3,597,448)	(942,048)
EBITDA Adjustments:
Stock-based compensation expense (1)	1,186,291	405,151
Gain on changes in derivative liabilities (2)	(210,600)	–
Royalty buy-out (3)	2,432,000	–
Total EBITDA Adjustments	3,407,691	405,151

Adjusted EBITDA	$(189,757)	$(536,897)

(1)	Represents stock-based compensation expense related to stock options and RSU’s awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model (See Note 9 of the Company’s condensed consolidated financial statements).
(2)	Represents the gain on changes in derivative liabilities associated with the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements).
(3)	Represents the share-based royalty buy-out associated with the CanX acquisition (See Note 8 of the Company’s condensed consolidated financial statements).

As illustrated above, our $347,140 improvement in our Adjusted EBITDA for the three months ended March 31, 2017 compared with the same period in 2016 is primarily due to decreases in our interest expense and amortization of purchased intangible assets combined with the increasing impact on our net loss due to our stock-based compensation expenses primarily attributable to our stock option grants and RSU awards (See Note 9 of the Company’s condensed consolidated financial statements), and our share-based royalty buy-out expense (See Note 8 of the Company’s condensed consolidated financial statements).

Critical Accounting Policies

We have disclosed in the notes to our consolidated financial statements and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2016 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

See Note 2 in the accompanying notes to condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2017 and 2016

Revenues and gross profit - We had sales of $3,764,191 and gross profit of $2,433,003 representing a gross profit percentage of 64.6% for the three months ended March 31, 2017 compared to sales of $2,422,678 and gross profit of $1,625,635 representing a gross profit percentage of 67.1% for the three months ended March 31, 2016. The sales increase of $1,341,513 for the three months ended March 31, 2017 compared with 2016 is primarily due to an increase in customer awareness and demand for our PlusCBD™ products, as we continue to expand and maintain our core customer base.

For the three months ended March 31, 2017 compared with 2016, our gross margin percentage decrease is primarily due to sales promotions we offered on certain PlusCBD™ products as we continue to adapt our products to our growing customer base.

Selling, general and administrative expenses - For the three months ended March 31, 2017 and 2016, we incurred selling, general and administrative (the “SG&A”) expenses in the amount of $3,676,710 and $2,689,245, respectively. SG&A expense includes non-cash expenses of $1,186,291 and $405,151 of stock-based compensation, $47,525 and $49,025 of depreciation expense, and $8,850 and $214,350 of amortization expense of intangible assets, for the three months ended March 31, 2017 and 2016, respectively. After adjusting for non-cash stock-based compensation, depreciation, and amortization of intangible assets for the three months ended March 31, 2017 and 2016, SG&A expenses increased by $413,325 during the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Part of this increase resulted from $71,533 and $0 of expense related to our specialty pharmaceutical segment during the three months ended March 31, 2017 and 2016, respectively, and increased headcount, commissions and marketing.

Research and development expenses - For the three months ended March 31, 2017 and 2016, the Company incurred research and development (“R&D”) expenses of $188,716 and $141,813, respectively. These expenses are related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment. During the three months ended March 31, 2017, we incurred $139,683 of R&D expenses related to our specialty pharmaceutical segment compared with $0 in the three months ended March 31, 2016. After adjusting for the specialty pharmaceutical R&D expense, R&D costs related to our consumer products segment decreased by $92,780. The decrease for the three months ended March 31, 2017 compared with 2016 relates primarily to the Company transitioning R&D activities into the development of its specialty pharmaceutical segment rather than the production of inventory products.

Gain on changes in derivative liabilities - Gain on changes in derivative liabilities of $210,600 and $0 during the three months ended March 31, 2017 and 2016, respectively relates to the change in the derivative liability from December 31, 2016 on the Iliad Note and the change in the derivative liability from inception for the Iliad Note 2 (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Royalty buy-out - Royalty buy-out of $2,432,000 and $0 during the three months ended March 31, 2017 and 2016, respectively relates to the Company’s share-based royalty buy-out associated with the CanX acquisition (See Note 8 of the Company’s condensed consolidated financial statements).

Interest income/expense - Interest income was $0 and $27,655 for the three months ended March 31, 2017 and 2016, respectively, with the decrease primarily due to the elimination of interest income associated with our previously settled related party notes receivables during the year ended December 31, 2016.

Interest expense was $130,954 and $355,349 for the three months ended March 31, 2017 and 2016, respectively. When adjusting for the economic benefit of our non-cash embedded derivative liabilities and the impact of our non-cash amortizations of debt issuance discounts, we paid cash interest amounts of $27,735 and $259,934, for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash payments during the interim period of 2017 when compared with the interim period of 2016 was due to the repayment of accrued interest amounts during the three months ended March 31, 2016, which did not occur during the three months ended March 31, 2017.

Liquidity and Capital Resources

A summary of our changes in cash flows for the three months ended March 31, 2017 and 2016 is provided below:

	For the three months ended March 31,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$25,587	$(112,258)
Investing activities	–	–
Financing activities	697,438	129,937
Net increase in cash and restricted cash	723,025	17,679
Cash and restricted cash, beginning of period	1,057,468	518,462
Cash and restricted cash, end of period	$1,780,493	$536,141

Operating Activities

Net cash provided by or used in operating activities includes our net loss adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, amortizations of debt issuance costs, gains or losses on our derivative liabilities, stock-based compensation and accrued interest expense. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash provided by operating activities for the three months ended March 31, 2017 totaled $25,587 compared with cash used in operating activities of $112,258 for the three months ended March 31, 2016. Cash provided by the sale of inventory was $687,767 for the three months ended March 31, 2017 compared with cash provided by the sale of inventory of $321,293 for the three months ended March 31, 2016. Cash financed by accounts receivable was $492,573 for the three months ended March 31, 2017 compared to $2,133 in cash received by accounts receivable for the three months ended March 31, 2016. Cash provided by accounts payable and accrued expenses was $158,262 for the three months ended March 31, 2017 compared to cash provided by accounts payable and accrued expenses of $104,937 for the three months ended March 31, 2016. Cash used in the purchase of prepaid expenses was $110,378 during the three months ended March 31, 2017 compared with cash used in the purchase of prepaid expenses of $15,508 during the three months ended March 31, 2016. Amortization of debt issuance costs, derivative liability discounts and a beneficial conversion feature of convertible debt totaled $62,975 for the three months ended March 31, 2017 compared with $164,478 for the three months ended March 31, 2016. Stock-based compensation totaled an aggregate of $1,186,291 for the three months ended March 31, 2017, compared with $580,151 for the three months ended March 31, 2016. Depreciation and amortization totaled $56,375 for the three months ended March 31, 2017 compared with $263,375 for the three months ended March 31, 2016. Accrued interest payable was $40,245, the royalty buy-out was $2,432,000 and the gain on changes in derivative liabilities was $210,600 for the three months ended March 31, 2017.

Investing Activities

The Company had $0 provided by or used in investing activities for the three months ended March 31, 2017 and 2016, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 totaled $697,438 and $129,937, respectively. Cash flows provided by financing activities for the three months ended March 31, 2017 consisted of $750,000 in borrowing net proceeds from the issuance of secured convertible debt and $52,562 of repayments on an unsecured note payable. Cash flows provided by financing activities for the three months ended March 31, 2016 consisted of $801,430 in borrowing net proceeds from the issuance of notes payable, $612,000 of repayments on convertible notes payable and $59,493 of repayments on an unsecured note payable.

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

Liquidity

For the three months ended March 31, 2017 and 2016, the Company had net losses of $3,784,777 and $1,533,117, respectively. In addition, for the three months ended March 31, 2017, the Company had positive cash flows from operations of $25,587 compared with negative cash flows from operations of $112,258 for the three months ended March 31, 2016. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for 2017, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop.

The Company’s pharmaceutical business segment will require additional financing over the next 12 months through May 9, 2018. Management believes that it will be able to obtain such financing on terms acceptable to the Company; however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

We expect to realize revenue to fund our working capital needs through the sale of raw and finished products to third parties. However, we cannot be assured that our working capital needs to develop, launch, market and sell our products will be met through the sale of raw and finished products to third parties. If not, we may not be able to maintain profitable operations. If we are unable to maintain profitable operations sufficient to fund our business, we would need to raise additional capital through either the issuance of debt and/or equity.

Numerous other consumer products are currently in development and we will continue to scale up our processing capability to accommodate new products in our pipeline.

Off-Balance Sheet Arrangements

The Company has two supply arrangements in place with European farmers to supply raw material in future years. The first arrangement contemplates growth and processing of 2,600 kilograms of product and the second contract provides up to 1 million kilograms of raw product to the Company. While we have contractual rights for the growth and processing of hemp oil for delivery through October 2018 under both contracts, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

The Company’s Board of Directors has established the date of the Company’s 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”) as July 14, 2017 and May 24, 2017 as the record date for determining stockholders entitled to notice of, and to vote at, the 2017 Annual Meeting.

The 2017 Annual Meeting has changed by more than 30 days from the anniversary of the date of the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”), which was held on October 24, 2016. As a result, the deadline for any shareholder proposal or shareholder nomination under the rules of the Securities and Exchange Commission (the “SEC”) listed in the Company's Proxy Statement on Schedule 14A, as filed with the SEC on September 13, 2016 (the “2016 Proxy Statement”), is no longer applicable. Stockholders of the Company who wish to have a proposal or nomination considered for inclusion in the Company’s proxy materials for the 2017 Annual Meeting (including a proposal made pursuant to Rule 14a−8 promulgated under the Securities Exchange Act of 1934, as amended, and any notice on Schedule 14N), must ensure that such proposal or nomination is received by the Company’s Secretary at CV Sciences, Inc., 2688 South Rainbow Boulevard, Suite B, Las Vegas, Nevada 89146, Attn: Secretary on or before the close of business on May 15, 2017, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials as the Company will be sending its proxy materials in accordance with the “notice and access” model pursuant to Rule 14a-16 under the Exchange Act. The May 15, 2017 deadline will also apply in determining whether notice of a stockholder proposal or nomination is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) of the Exchange Act. Any such stockholder proposal or nomination must comply with applicable Delaware law, the rules and regulations promulgated by the Securities and Exchange Commission, and the Company’s Bylaws, as amended, in order to be eligible for inclusion in the proxy materials for the 2017 Annual Meeting.

The Company had previously disclosed in the 2016 Proxy Statement that stockholders’ proposals and nominations were required to be received by the Company no later than May 17, 2017 in connection with the 2017 Annual Meeting. The Company has not yet received any such proposals and/or nominations.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1 (2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3 (3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4 (4)	Certificate of Incorporation of the Company, as amended.
3.5 (5)	Amendment to the Bylaws of the Company, as amended.
3.6*	Bylaws of the Company, as amended.
4.1 (6)	CannaVEST Corp. Specimen Stock Certificate
10.1 (7)	Form of Securities Purchase Agreement, dated March 1, 2017, by and between the Company and Iliad Research and Trading, L.P.
10.2 (7)	Form of Secured Convertible Promissory Note, issued by the Company on March 1, 2017, to Iliad Research and Trading, L.P.
10.3 (7)	Security Agreement, dated March 1, 2017, by and between the Company and Iliad Research and Trading, L.P.
10.4*	Amendment No. 1 dated March 16, 2017, to the Agreement and Plan of Reorganization by and among the Company, CANNAVEST Merger Sub, Inc., CANNAVESTAcquisition LLC, CanX, Inc. and the Starwood Trust.
10.5*	Amendment dated March 16, 2017, to Employment Agreement by and between the Company and Michael Mona, Jr.
10.6*	Amendment dated March 16, 2017, to Employment Agreement by and between the Company and Michael Mona, III.
10.7*	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.
10.8*	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling.
10.9*	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.10*	Non-Qualified Stock Option Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.
(3)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.
(4)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.
(5)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 22, 2017.
(6)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(7)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV SCIENCES, INC. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer (Principal Executive Officer)
Dated May 9, 2017

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer (Principal Financial Officer)
Dated May 9, 2017

