Form 10-Q
period 2017-06-30
CV Sciences, Inc.
filed 2017-08-11
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 11, 2017, the issuer had 87,776,501 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash (Note 2)	$956,917	$781,857
Restricted cash (Note 2)	940,653	275,611
Accounts receivable, net (Note 2)	648,082	360,475
Inventory (Note 3)	3,263,965	2,851,772
Prepaid expenses and other current assets	1,445,376	551,395
Total current assets	7,254,993	4,821,110

Accounts receivable (Note 2)	–	389,723
Inventory, net (Note 3)	5,193,952	6,478,727
Property & equipment, net (Note 2)	162,265	242,702
Intangibles, net (Note 5)	3,853,900	3,871,600
Goodwill (Note 5)	2,788,300	2,788,300
Total other assets	11,998,417	13,771,052

Total assets	$19,253,410	$18,592,162

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$831,742	$523,581
Accrued expenses (Note 4)	515,148	378,218
Secured convertible promissory notes payable, net (Note 7)	1,350,480	1,897,976
Unsecured note payable (Note 7)	18,197	125,964
Unsecured note payable, net (Note 7)	758,016	–
Derivative liabilities (Note 7)	14,213	222,800
Total current liabilities	3,487,796	3,148,539

Non-current liabilities
Unsecured note payable, net (Note 7)	–	679,174
Deferred tax liability	1,556,300	1,556,300
Total liabilities	5,044,096	5,384,013

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 8 and 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 86,311,336 and 57,617,545 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	8,631	5,762
Additional paid-in capital	49,108,435	43,333,176
Accumulated deficit	(34,907,752)	(30,130,789)
Total stockholders' equity	14,209,314	13,208,149

Total liabilities and stockholders' equity	$19,253,410	$18,592,162

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Product sales, net	$4,081,832	$2,487,756	$7,846,023	$4,910,434
Cost of goods sold	1,237,374	823,429	2,568,561	1,620,472
Gross Profit	2,844,458	1,664,327	5,277,462	3,289,962

Operating Expenses:
Selling, general and administrative	(3,525,773)	(3,385,726)	(7,202,482)	(6,074,970)
Research and development	(205,647)	(341,547)	(394,363)	(483,360)
	(3,731,420)	(3,727,273)	(7,596,845)	(6,558,330)

Gain on changes in derivative liabilities	27,288	–	237,888	–
Royalty buy-out	–	–	(2,432,000)	–
	(3,704,132)	(3,727,273)	(9,790,957)	(6,558,330)

Operating Loss	(859,674)	(2,062,946)	(4,513,495)	(3,268,368)

Other (expense) income:
Interest income	7	5	7	27,658
Interest expense	(132,521)	(163,961)	(263,475)	(519,309)
Total Other (Expense) Income	(132,514)	(163,956)	(263,468)	(491,651)

Loss before provision for income taxes	(992,188)	(2,226,902)	(4,776,963)	(3,760,019)
Provision for income taxes	–	–	–	–
Net Loss	$(992,188)	$(2,226,902)	$(4,776,963)	$(3,760,019)

Weighted average common shares outstanding
Basic & diluted	82,859,090	51,910,353	71,541,743	50,929,828
Net loss per common share
Basic & diluted	$(0.01)	$(0.04)	$(0.07)	$(0.07)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2017

UNAUDITED

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2016	57,617,545	$5,762	$43,333,176	$(30,130,789)	$13,208,149

Shares issued pursuant to conversion of senior convertible promissory notes and accrued interest (Notes 7 and 8)	5,395,738	539	1,324,461	–	1,325,000
Stock redemptions (Notes 7 and 8)	398,053	40	74,960	–	75,000
Shares issued to settle restricted stock units	1,000,000	100	(100)	–	–
Shares issued pursuant to CanX Acquisition	15,000,000	1,500	(1,500)	–	–
Shares issued pursuant to CanX Royalty Buyout	6,400,000	640	2,431,360	–	2,432,000
Shares issued for prepaid expenses and other current assets	500,000	50	201,950	–	202,000
Stock-based compensation (Note 9)	–	–	1,744,128	–	1,744,128
Net loss	–	–	–	(4,776,963)	(4,776,963)

Balance - June 30, 2017	86,311,336	$8,631	$49,108,435	$(34,907,752)	$14,209,314

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,776,963)	$(3,760,019)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	104,547	526,415
Amortization of debt issuance costs	119,892	173,249
Amortization of beneficial conversion feature of convertible debts	15,088	115,973
Common stock issued for professional services	–	433,125
Stock-based compensation	1,744,128	817,708
Royalty buy-out	2,432,000	–
Bad debt expense	400,435	28,140
Accrued interest payable	75,666	21,227
Gain on changes in derivative liabilities	(237,888)	–
Change in operating assets and liabilities:
Accounts receivable	(298,319)	4,517
Inventory	872,582	635,620
Prepaid expenses and other current assets	(691,981)	45,065
Accounts payable and accrued expenses	445,092	53,320
Net cash provided by (used in) operating activities	204,279	(905,660)

INVESTING ACTIVITIES
Purchase of equipment	(6,410)	–
Net cash flows used in investing activities	(6,410)	–

FINANCING ACTIVITIES
Borrowings from secured convertible debt, net of costs	750,000	1,975,000
Borrowing from issuance of unsecured note payable, net of costs	–	801,430
Payment of contingent consideration	–	(250,000)
Repayment of convertible debt	–	(612,000)
Repayment of unsecured notes payable	(107,767)	(118,910)
Net cash flows provided by financing activities	642,233	1,795,520

Net increase in cash and restricted cash	840,102	889,860
Cash and restricted cash, beginning of period	1,057,468	518,462
Cash and restricted cash, end of period	$1,897,570	$1,408,322

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$1,325,000	$408,000
Value of warrants issued with unsecured promissory note	–	266,800
Inventory returned in satisfaction of note receivable	–	68,112
Value of embedded derivative at inception	29,300	370,000
Equity consideration for royalty buyout	15,000,000	–
Stock redemptions	75,000	–
Issuance of common stock to settle restricted stock units	1,000,000	–
Issuance of stock for prepaid expenses and other current assets	202,000	–
Supplemental cash flow disclosures:
Interest paid	$52,828	$285,788
Taxes paid	35,033	9,328

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

The Company operates two distinct business segments: a consumer products segment in manufacturing, marketing and selling plant-based Cannabidiol (“CBD”) products to a range of market sectors; and, a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing synthetic CBD. The specialty pharmaceutical segment began development activities during the second quarter of 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements include the accounts of CV Sciences, Inc. and its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC, Plus CBD, LLC and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations for its current business model on January 29, 2013. On May 2, 2016, the Company filed Articles of Dissolution with the Secretary of State of Nevada for its wholly-owned subsidiaries US Hemp Oil, LLC and CannaVEST Laboratories, LLC, effective as of April 29, 2016. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, an entity that prior to dissolution, the Company had a 70% interest in, with the District Court, Dusseldorf Germany, effective December 31, 2016. None of US Hemp Oil, LLC, CannaVest Laboratories, LLC, or CannaVest Europe, GmbH entities had any assets or liabilities at the time of their respective dissolutions.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2016, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 31, 2017. The results for the interim period ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no impact on net sales, operating loss, net loss or net loss per share.

Liquidity – For the three months ended June 30, 2017 and 2016, the Company had net losses of $992,188 and $2,226,902, respectively. For the six months ended June 30, 2017 and 2016, the Company had net losses of $4,776,963 and $3,760,019, respectively. In addition, for the six months ended June 30, 2017, the Company had cash flows provided by operations of $204,279 compared with cash flows used in operations of $905,660 for the six months ended June 30, 2016. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for the next 12 month period through August 11, 2018, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop. Management also believes that it will be able to obtain financing as needed on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital as needed, the Company will likely be forced to curtail pharmaceutical development.

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

Goodwill and Intangible Assets – The Company evaluates the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with ASC Topic 350, Intangibles Goodwill and Other and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss is measured. The impairment loss would be calculated by comparing the fair value of a reporting unit’s goodwill to its carrying amount. In calculating the fair value of a reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the three and six months ended June 30, 2017 and 2016, there were no impairments.

Use of Estimates – The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing derivative financial instruments, inputs for valuing warrants, inputs for valuing notes payable beneficial conversion features and stock-based compensation, valuation of inventory, classification of current and non-current receivables, classification of current and non-current inventory amounts, and the allowance for doubtful accounts.

Reportable Segments – The Company has two business segments; consumer products and specialty pharmaceutical. Our consumer products segment develops, manufactures and markets products based on plant-based CBD, including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care, specialty foods, and vape. Our specialty pharmaceutical segment is newly established to develop a variety of drug candidates which use synthetic CBD as a primary active ingredient. The specialty pharmaceutical segment began development activities during the second quarter of 2016.

Cash and Cash Equivalents – For purposes of the condensed consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

Restricted Cash – The Company’s current and past arrangements with its credit card processors require that its credit card processors withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processors will refund the Company the entire amounts withheld at its sole discretion. As of June 30, 2017, the Company had $940,653 in restricted cash held in reserve by its current and past credit card processors. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the statement of cash flows:

	June 30, 2017	December 31, 2016

Cash	$956,917	$781,857
Restricted cash	940,653	275,611
Total cash and restricted cash shown in the statement of cash flows	$1,897,570	$1,057,468

Concentrations of Credit Risk – As of June 30, 2017, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $517,785 as of June 30, 2017.

One customer represented 41% and 58% of our accounts receivable balance as of June 30, 2017 and December 31, 2016, respectively.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of June 30, 2017 and December 31, 2016, respectively, the Company maintained an allowance for doubtful accounts receivable in the amount of $500,000 and $100,000.

Revenue Recognition - The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price, and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to the carrier and the rights of ownership have transferred from the Company to the customer.

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

Shipping and Handling – Shipping and handling costs totaled $166,643 and $111,217 for the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 totaled $324,002 and $197,508, respectively. Shipping and handling costs are recorded in cost of goods sold.

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

There was no allowance for customer returns as of June 30, 2017 or December 31, 2016 due to insignificant return amounts experienced during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

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

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors and consultants as compensation and benefits expense, recorded as selling, general and administrative expense, in the condensed consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

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

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. As of June 30, 2017, the Company had $680,515 of inventory in Germany and The Netherlands.

Property & Equipment – Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. Tenant improvements are amortized on a straight-line basis over the remaining life of the related lease. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is recorded to other income (expense).

Property and equipment, net, as of June 30, 2017 and December 31, 2016 were as follows:

	Useful Lives	June 30, 2017	December 31, 2016

Office furniture and equipment	3 years	$346,882	$340,472
Laboratory and other equipment	5 years	321,071	321,071
Tenant improvements	14 to 39 months	70,592	70,592
		738,545	732,135
Less: accumulated depreciation		(576,280)	(489,433)
		$162,265	$242,702

Depreciation expense for the three months ended June 30, 2017 and 2016 was $39,322 and $48,690, respectively, and for the six months ended June 30, 2017 and 2016 was $86,847 and $97,715, respectively.

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

Loss per Share – The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 16,447,998 stock options and restricted stock units (“RSU’s”) outstanding that were anti-dilutive as of June 30, 2017. In addition, the Company may be required to issue 18,000,000 shares of common stock related to certain performance-based stock options outstanding. As of June 30, 2017, the Company may also be required to issue 4,000,000 shares of restricted stock units for performance-based consulting services. As of June 30, 2017, there were also warrants outstanding to purchase up to 2,100,000 shares of common stock. Furthermore, the Company may be required to issue a variable amount of shares of common stock related to the potential conversion features of the Iliad Notes (as defined below) (See Note 7).

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to: employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility, and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $55,956 and $224,266 for the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 was $104,989 and $366,079, respectively. Research and development expense for the specialty pharmaceutical segment was $149,691 and $117,281 for the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 was $289,374 and $117,281, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ brand products. Advertising costs of $108,555 and $67,821 were expensed as incurred during the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 were $175,455 and $147,965, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of June 30, 2017 and December 31, 2016, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2013.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for public companies for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2017-09 on the Company’s consolidated financial statements, but does not expect it to have a significant impact.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	INVENTORY

Inventory as of June 30, 2017 and December 31, 2016 was comprised of the following:

	June 30, 2017	December 31, 2016

Raw materials	$7,049,990	$7,699,057
Finished goods	1,407,927	1,631,442
	$8,457,917	$9,330,499

4.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016

Accrued payroll expenses	$236,941	$208,126
Other accrued liabilities	278,207	170,092
	$515,148	$378,218

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at June 30, 2017 and December 31, 2016:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)
Balance - June 30, 2017
In-process research and development	$3,730,000	$–	$3,730,000
Trade names	100,000	30,000	70,000	5
Non-compete agreements	77,000	23,100	53,900	5
	$3,907,000	$53,100	$3,853,900

Balance - December 31, 2016:
In-process research and development	$3,730,000	$–	$3,730,000
Trade names	100,000	20,000	80,000	5
Non-compete agreements	77,000	15,400	61,600	5
	$3,907,000	$35,400	$3,871,600

Amortization expense for the three months ended June 30, 2017 and 2016 totaled $8,850 and $214,350, respectively, and for the six months ended June 30, 2017 and 2016 totaled $17,700 and $428,700, respectively.

6.	RELATED PARTIES

During the three months ended June 30, 2017 and 2016, the Company paid $0 and $100,000, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. During the six months ended June 30, 2017 and 2016, the Company paid the same stockholder $9,060 and $102,977, respectively.

During the three months ended June 30, 2017 and 2016, the Company paid $5,250 and $0, respectively, to a company partially owned by a Company director that provides quality control and quality assurance consulting to the Company. During the six months ended June 30, 2017 and 2016, the Company paid the same company $10,500 and $0, respectively.

7.	NOTES PAYABLE

The Company’s outstanding borrowings under secured convertible promissory notes payable were as follows:

	June 30, 2017	December 31, 2016

Iliad Note (defined below)	$587,995	$1,897,976
Iliad Note 2 (defined below)	762,485	–

	$1,350,480	$1,897,976

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

In March 2017, the Company entered into Amendment #3 to the Iliad Note (the “Iliad Amendment 3”). In accordance with the Iliad Amendment 3, during the period from March 1, 2017 to March 31, 2017, the Company agreed to allow the Lender to convert up to $500,000 (the “Additional Redemption Amount 2”) in Redemption Conversions under the Note, provided that the Lender not effectuate a Redemption Conversion of any Maximum Monthly Redemption Amount from March 1, 2017 until April 1, 2017. During this time period, the Company was not allowed to pay any of the Additional Redemption Amount 2 in cash and all such amounts had to be converted into Redemption Conversion Shares of the Company’s common stock. In addition, the Lender agreed that the sale of any Redemption Conversion Shares between March 1, 2017 and May 31, 2017 (the “Limitation Period 2”) shall be subject to the Volume Limitation. Immediately following the expiration of the Volume Period, the Volume Limitation will be cancelled.

During the six months ended June 30, 2017, the Company issued 5,793,791 shares of its common stock to Iliad in connection with the conversions of the Iliad Note in the aggregate principal amount of $1,344,359 and $55,641 of accrued interest. The total of $1,400,000 was allocated to common stock and additional paid-in capital.

The Company’s borrowings and conversions under the Iliad SPA for the six months ended June 30, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	June 30, 2017	December 31, 2016	Interest Rate

Secured promissory note payable	June 24, 2017	$2,055,000	$2,055,000	10%
Interest accrued		182,995	128,311
Unamortized original issue discount and debt issuance costs		–	(35,335)
Conversion of convertible promissory notes and accrued interest to common stock		(1,650,000)	(175,000)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	(75,000)

Net carrying amount of debt		587,995	1,897,976
Less current portion		(587,995)	(1,897,976)
Long-term borrowings - net of current portion		$–	$–

On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370,000 (the “Iliad Instrument”), which was originally recorded in additional paid-in capital (“APIC”) and was scheduled for amortization over six months. The Company determined in 2016 that the Iliad Instrument qualifies for derivative accounting treatment. The $370,000 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, in 2016 we reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the three and six months ended June 30, 2017, the Company recorded a gain of $16,300 and $222,800, respectively, for the change in fair value of the Iliad Instrument as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months.; and at June 30, 2017 were (i) Volatility of 61.0%, (ii) Risk-Free Interest Rate of 0.74%; and (iii) Expected Term of zero months.

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

The Company’s borrowings under the Iliad SPA 2 for the six months ended June 30, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	June 30, 2017	December 31, 2016	Interest Rate

Secured promissory note payable	April 30, 2018	$770,000	$–	8%
Interest accrued		20,983	–
Unamortized original issue discount and debt issuance costs		(14,285)	–
Unamortized discount - embedded derivative		(14,213)

Net carrying amount of debt		762,485	–
Less current portion		(762,485)	–
Long-term borrowings - net of current portion		$–	$–

On the Subsequent Purchase Price Date, the Company recorded a derivative liability of $29,300 which is scheduled for amortization over 8 months. During the three and six months ended June 30, 2017, the Company recorded a gain of $10,988 and $15,088, respectively, for the change in fair value of the derivative liability as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the derivative liability at the Subsequent Purchase Price Date and at June 30, 2017 using the Binomial Lattice valuation model were: (i) Volatility of 85.0%; (ii) Risk-Free Interest Rate of 0.84%; and (iii) Expected Term of 8 months; and at June 30, 2017 were (i) Volatility of 84.0%, (ii) Risk-Free Interest Rate of 0.93%; and (iii) Expected Term of 4 months.

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

Current Unsecured Note Payable

In November 2016, the Company entered into a Commercial Premium Finance Agreement with First Insurance Funding in order to fund a portion of the Company’s insurance policies. The amount financed was $161,351 and bears interest at a rate of 4.5%. The Company is required to make nine payments of $18,266 a month to satisfy this current unsecured note payable. As of June 30, 2017 and December 31, 2016, the outstanding balance was $18,197 and $125,964, respectively.

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

The Company’s borrowing under the Promissory Note for the six months ended June 30, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	June 30, 2017	December 31, 2016	Interest Rate

Unsecured promissory note payable	February 1, 2018	$850,000	$850,000	12%
Unamortized original issue discount and debt issuance costs		(14,167)	(26,309)
Unamortized debt discount - fair value of warrants		(77,817)	(144,517)

Net carrying amount of debt		758,016	679,174
Less current portion		(758,016)	–
Long-term borrowings - net of current portion		$–	$679,174

Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire, LLC a common stock purchase warrant providing Wiltshire, LLC with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three months ended each of June 30, 2017 and 2016, the Company recorded interest expense of $33,350 and $33,350, respectively, for the amortization of the Warrant fair value. During the six months ended each of June 30, 2017 and 2016, the Company recorded interest expense of $66,700 and $55,583, respectively, for the amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant at inception using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of June 30, 2017 and December 31, 2016, the Company had 86,311,336 and 57,617,545 shares of common stock issued and outstanding, respectively.

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

In the aggregate, pursuant to the Amendment, the Company agreed to issue to the former CanX shareholders a total of 21,400,000 shares of restricted common stock which were issued in April 2017. As previously disclosed in the January 2016 8-K, James McNulty, a member of the Board, is a former shareholder of CanX and thereby received his pro rata portion of the consideration paid to the former CanX shareholders. During the six months ended June 30, 2017, the Company recorded an expense of $2,432,000 for the value of all the Royalty Buy-Out Shares as a separate line item in the Company’s Condensed Consolidated Statement of Operations.

Furthermore, during the six months ended June 30, 2017, the Company issued 5,793,791 shares of common stock in connection with the conversion of the Iliad Note and its required stock redemptions.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of June 30, 2017 and December 31, 2016, there was no preferred stock issued and outstanding.

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

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, RSU’s, stock bonus awards and performance-based awards. As of June 30, 2017, the Company had 4,552,002 authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

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

The Company recognized Selling, General and Administration expenses of $557,837 and $670,682, relating to stock options and RSU’s issued to employees, officers, directors and consultants for the three months ended June 30, 2017 and 2016, respectively. The Company recognized Selling, General and Administration expenses of $1,744,128 and $1,250,833, relating to stock options and RSU’s issued to employees, officers, directors and consultants for the six months ended June 30, 2017 and 2016, respectively. The Company recognized expenses of $0 and $258,125 relating to common stock issued to employees, officers, directors and consultants during the three months ended June 30, 2017 and 2016, respectively. The Company recognized expenses of $0 and $433,125 relating to common stock issued to employees, officers, directors and consultants during the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $1,795,520, which is expected to be recognized over a weighted-average period of 1.62 years.

The following table summarizes stock option activity for the Amended 2013 Plan during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	12,841,000	$1.57	8.54	$415,135
Granted	9,147,000	0.37	–	–
Exercised	–	–	–	–
Cancelled/Forfeited (1)	6,525,280	2.50	–	–
Expired	14,722	0.69	–	–
Outstanding - June 30, 2017	15,447,998	0.47	8.34	145,625

Total exercisable - June 30, 2017	10,969,781	0.51	7.98	96,802
Total unvested - June 30, 2017	4,478,217	0.37	9.22	48,823
Total vested or expected to vest - June 30, 2017	15,447,998	0.47	8.34	145,625

(1)	The number of options cancelled/forfeited includes options cancelled in connection with the Exchange Program (see below).

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

The following table summarizes unvested stock options for the Amended 2013 Plan during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date

Unvested stock options - December 31, 2016	3,724,233	$0.63
Granted	9,147,000	0.17
Vested	(1,867,736)	0.34
Cancellations	(6,525,280)	0.46
Unvested stock options - June 30, 2017	4,478,217	0.44

The following table summarizes stock option activity outside of the Amended 2013 Plan during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2016	2,750,000	$0.37	9.77	$170,500
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - June 30, 2017	2,750,000	0.37	9.27	–

Total exercisable - June 30, 2017	2,750,000	0.37	9.27	–
Total unvested - June 30, 2017	–	–	–	–
Total vested or expected to vest - June 30, 2017	2,750,000	0.37	9.27	–

The following table summarizes RSU activity outside of the Amended 2013 Plan during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	–	$–	–	$–
Granted	1,000,000	–	–	400,000
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - June 30, 2017	1,000,000	–	–	399,500

Total exercisable - June 30, 2017	1,000,000	–	–	399,500
Total unvested - June 30, 2017	1,000,000	–	–	399,500
Total vested or expected to vest - June 30, 2017	1,000,000	–	–	399,500

The following table summarizes RSU activity outside of the Amended 2013 Plan during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested RSU's - December 31, 2016	–	$–
Granted	1,000,000	0.40
Vested	(1,000,000)	0.40
Cancellations	–	–
Unvested RSU's - June 30, 2017	–	–

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at June 30, 2017:

For the year ending December 31,

2017	$520,640
2018	491,345
2019	666,275
2020	686,218
2021	706,818
Thereafter	2,977,147
$6,048,443

Included in the schedule of future minimum payments above is an eight-year lease commitment that was executed in June 2017 for the Company’s future San Diego facility with an anticipated lease commencement date of December 1, 2017. Future minimum payments for this lease commitment are $53,760, $491,345, $666,275, $686,218, $706,818 and $2,977,147 for the years 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

The Company incurred rent expense of $111,733 and $88,507 for the three months ended June 30, 2017 and 2016, respectively, and incurred rent expense of $242,617 and $227,889 for the six months ended June 30, 2017 and 2016, respectively.

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

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands (the “District Court”), alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain supply agreement between the Company and Dun Agro dated December 19, 2013, and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. The Company filed a reply to the complaint on March 29, 2017, which is now under review by the District Court. Management intends to vigorously defend the complaint allegations and an estimate of possible loss cannot be made at this time.

On June 15, 2017, the SEC filed an enforcement action against the Company and its Chief Executive Officer. We have cooperated with the SEC’s investigation and believe the claims made in the SEC’s complaint are without merit. We believe the allegations in the complaint mischaracterize the actions of the Company and our Chief Executive Officer in connection with the matters related to our quarterly results in fiscal year 2013. The complaint seeks disgorgement of a $10,000 bonus paid to our Chief Executive Officer as well as other incentive-based and equity-based compensation, and payment of unspecified monetary penalties by the Company and our Chief Executive Officer pursuant to Section 304 of the Sarbanes Oxley Act of 2002 and Section 21(d)(3) of the Exchange Act. Further, the complaint seeks to permanently bar our Chief Executive Officer from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act. We intend to vigorously contest the allegations in the complaint.

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

The following table presents information by reportable operating segment for the three and six months ended June 30, 2017:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three Months Ended
June 30, 2017:
Product sales, net	$4,081,832	$–	$4,081,832
Gross profit	2,844,458	–	2,844,458
Gain on change in derivative liability	27,288	–	27,288
Selling, general and administrative	(3,447,786)	(77,987)	(3,525,773)
Research and development	(55,956)	(149,691)	(205,647)
Operating loss	$(631,996)	$(227,678)	$(859,674)

Three Months Ended
June 30, 2016:
Product sales, net	$2,487,756	$–	$2,487,756
Gross profit	1,664,327	–	1,664,327
Selling, general and administrative	(3,262,917)	(122,809)	(3,385,726)
Research and development	(224,266)	(117,281)	(341,547)
Operating loss	$(1,822,856)	$(240,090)	$(2,062,946)

Six Months Ended
June 30, 2017:
Product sales, net	$7,846,023	$–	$7,846,023
Gross profit	5,277,462	–	5,277,462
Gain on change in derivative liability	237,888	–	237,888
Royalty buy-out	–	(2,432,000)	(2,432,000)
Selling, general and administrative	(7,052,962)	(149,520)	(7,202,482)
Research and development	(104,989)	(289,374)	(394,363)
Operating loss	$(1,642,601)	$(2,870,894)	$(4,513,495)

Six Months Ended
June 30, 2016:
Product sales, net	$4,910,434	$–	$4,910,434
Gross profit	3,289,962	–	3,289,962
Selling, general and administrative	(5,952,161)	(122,809)	(6,074,970)
Research and development	(366,079)	(117,281)	(483,360)
Operating loss	$(3,028,278)	$(240,090)	$(3,268,368)

12.	SUBSEQUENT EVENTS

In July 2017, the Company’s shareholders approved an amendment to the Amended 2013 Plan to increase the number of common stock shares issuable from 20,000,000 to 25,000,000.

In July 2017, the Company received final meeting minutes from its pre-investigational new drug application meeting with the Food and Drug Administration. This milestone resulted in vesting of 1,000,000 RSU’s to a Company consultant, and 5,083,333 stock options to three company executives.

On July 26, 2017, a redemption notice of $75,000 was received for the conversion of 465,165 shares of common stock issued under the Iliad Note.

In August 2017, the Company entered into Amendment #4 to the Iliad Note (the “Iliad Amendment 4”), whereby the Lender and the Company agreed to extend the Maturity Date of the Iliad Note to April 1, 2018. In addition, the parties agreed to amend the Volume Limitation in the Iliad Note, with respect to any Conversion Shares, such that in any given calendar week the Lender’s Net Sales of such Conversion Shares shall not exceed the greater of (a) 15% of the Company’s weekly dollar trading volume in such week or (b) $50,000 (the “Volume Limitation”). However, if the Lender’s Net Sales are less than the Volume Limitation for any given week, then in the following week or weeks, the Lender shall be allowed to sell an additional amount of Conversion Shares equal to the difference between the amount the Lender was allowed to sell and the amount the Lender actually sold. For the purpose of the Iliad Amendment 4, Net Sales is defined as the gross proceeds from sales of the Conversion Shares sold in a calendar week minus any trading commissions or costs associated with clearing and selling such Conversion Shares minus the purchase price paid for any shares of the Company’s common stock purchased in the open market during such week. The Lender and the Company both agree that in the event the Lender breaches the Volume Limitation where its Net Sales of Conversion Shares during any week exceeds the dollar volume the Lender is permitted to sell during such week pursuant to the Volume Limitation (the “Excess Sales”), then the Company’s sole and exclusive remedy for such breach shall be the reduction of the outstanding balance of the Iliad Note by an amount equal to 200% of the Excess Sales upon delivery of written notice to the Lender setting forth its basis for such reduction. In connection with the Iliad Amendment 4, Lender confirmed that no Events of Default or other material breaches exist under the Iliad Note and related Transaction Documents (as defined in the Iliad SPA).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the interim period ended June 30, 2017 and 2016, respectively, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

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

Non-GAAP Financial Measures

We currently focus on Adjusted EBITDA to evaluate our business relationships and our resulting operating performance and financial position. Adjusted EBITDA is defined by us as EBITDA (net income (loss), minus interest income, plus interest expense, income tax expense, depreciation and amortization), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance and it is a meaningful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain non-cash items and other adjustments.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding our performance for the following reasons:

•	non-cash equity grants made to employees and non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. As such, we do not believe stock-based compensation expense is a key measure of our operating performance;
•	we do not believe changes in our derivative liabilities are a key measure of operating performance; and
•	revenues and expenses associated with acquisitions, dispositions, equity issuances and related offering costs can vary from period to period and transaction to transaction and are not considered a key measure of our operating performance.

We used Adjusted EBITDA:

•	as a measure of operating performance;
•	to evaluate the effectiveness of our business strategies; and
•	in communication with our Board of Directors concerning our financial performance.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2017 and 2016 is detailed below:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Net loss	$(992,188)	$(2,226,902)	$(4,776,963)	$(3,760,019)
Interest income	7	(5)	7	(27,658)
Interest expense	132,521	163,961	263,475	519,309
Amortization of purchased intangible assets	8,850	214,350	17,700	428,700
Depreciation of property & equipment	39,322	48,690	86,847	97,715
EBITDA	(811,488)	(1,799,906)	(4,408,934)	(2,741,953)

EBITDA Adjustments:
Stock-based compensation expense (1)	557,837	670,682	1,744,128	1,250,833
Gain on changes in derivative liabilities (2)	(27,288)	–	(237,888)	–
Royalty buy-out (3)		–	2,432,000	–
Total EBITDA Adjustments	530,549	670,682	3,938,240	1,250,833

Adjusted EBITDA	$(280,939)	$(1,129,224)	$(470,694)	$(1,491,120)

(1)	Represents stock-based compensation expense related to stock options and RSU’s awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model (See Note 9 of the Company’s condensed consolidated financial statements).
(2)	Represents the gain on changes in derivative liabilities associated with the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements).
(3)	Represents the share-based royalty buy-out associated with the CanX acquisition (See Note 8 of the Company’s condensed consolidated financial statements).

As illustrated above, our $848,285 and $1,020,426 improvement in our Adjusted EBITDA for the three and six months ended June 30, 2017 compared with the same period in 2016 is primarily due to increased sales and operating margins, decreases in our interest expense and amortization of purchased intangible assets combined with the increasing impact on our net loss due to our stock-based compensation expenses primarily attributable to our stock option grants and RSU awards (See Note 9 of the Company’s condensed consolidated financial statements), and our share-based royalty buy-out expense (See Note 8 of the Company’s condensed consolidated financial statements).

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

Results of Operations

Three and six months ended June 30, 2017 and 2016

Revenues and gross profit - We had sales of $4,081,832 and gross profit of $2,844,458 representing a gross profit percentage of 69.7% for the three months ended June 30, 2017 compared to sales of $2,487,756 and gross profit of $1,664,327 representing a gross profit percentage of 66.9% for the three months ended June 30, 2016. The sales increase of $1,594,076 for the three months ended June 30, 2017 compared with the three months ended June 30, 2016 is primarily due to an increase in distribution and demand for our PlusCBD™ products, as we continue to maintain and expand our core customer base.

For the three months ended June 30, 2017 compared with 2016, our gross margin percentage increase is due to lower cost of goods sold as we continue to adapt our products to our growing customer base.

For the six months ended June 30, 2017, we had sales of $7,846,023 and gross profit of $5,277,462, representing a gross profit percentage of 67.3% compared with sales of $4,910,434 and gross profit of $3,289,962, representing a gross profit of 67.0% for the six months ended June 30, 2016. The same factors impacting the second quarter of 2017 discussed above - increase in customer distribution as we continue to maintain and expand our core customer base - contributed to the $2,935,589 increase in sales for the six months ended June 30, 2017 compared to 2016.

Similarly, the gross margin increase for the six months ended June 30, 2017 compared with the six months ended June 30, 2016, is due to lower cost of goods sold as we continue to adopt our products to a growing customer base.

Selling, general and administrative expenses - For the three months ended June 30, 2017 and 2016, we incurred selling, general and administrative (the “SG&A”) expenses in the amount of $3,525,773 and $3,385,726, respectively. SG&A expense includes non-cash expenses of $557,837 and $670,682 of stock-based compensation, $39,322 and $48,690 of depreciation expense, and $8,850 and $214,350 of amortization expense of intangible assets for the three months ended June 30, 2017 and 2016, respectively. After adjusting for non-cash stock-based compensation, depreciation, and amortization of intangible assets for the three months ended June 30, 2017 and 2016, SG&A expenses increased by $467,760 during the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Part of this increase resulted from $77,987 and $122,809 of expense related to our specialty pharmaceutical segment during the three months ended June 30, 2017 and 2016, respectively, and increased headcount, commissions and marketing.

For the six months ended June 30, 2017 and 2016, we incurred SG&A expenses in the amount of $7,202,482 and $6,074,970, respectively. SG&A expense includes non-cash expenses of $1,744,128 and $1,250,833 of stock-based compensation, $86,847 and $97,715 of depreciation expense, and $17,700 and $428,700 of amortization expense of intangible assets, for the six months ended June 30, 2017 and 2016, respectively. After adjusting for non-cash stock-based compensation, depreciation, and amortization of intangible assets for the six months ended June 30, 2017 and 2016, SG&A expenses increased by $1,056,085 during the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Part of this increase resulted from $149,520 and $122,809 of expense related to our specialty pharmaceutical segment during the six months ended June 30, 2017 and 2016, respectively, and increased headcount, commissions and marketing.

Research and development expenses - For the three months ended June 30, 2017 and 2016, the Company incurred research and development (“R&D”) expenses of $205,647 and $341,547, respectively. These expenses are related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment. During the three months ended June 30, 2017, we incurred $149,691 of R&D expenses related to our specialty pharmaceutical segment compared with $117,281 in the three months ended June 30, 2016. After adjusting for the specialty pharmaceutical R&D expense, R&D costs related to our consumer products segment decreased by $168,310. The decrease for the three months ended June 30, 2017 compared with the three months ended June 30, 2016 relates primarily to the Company transitioning R&D activities into the development of its specialty pharmaceutical segment rather than the production of inventory products.

For the six months ended June 30, 2017 and 2016, the Company incurred R&D expenses of $394,363 and $483,360, respectively. These expenses are related to the same costs incurred during the three months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, we incurred $289,374 of R&D expenses related to our specialty pharmaceutical segment compared with $117,281 in the six months ended June 30, 2016. After adjusting for the specialty pharmaceutical R&D expense, R&D costs related to our consumer products segment decreased by $261,090. The decrease for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 relates primarily to the Company transitioning R&D activities into the development of its specialty pharmaceutical segment rather than the production of inventory products.

Gain on changes in derivative liabilities - Gain on changes in derivative liabilities of $27,288 and $0 during the three months ended June 30, 2017 and 2016, respectively, relates to the change in the derivative liability from March 31, 2017 on the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Gain on changes in derivative liabilities of $237,888 and $0 during the six months ended June 30, 2017 and 2016, respectively, relates to the change in the derivative liability from December 31, 2016 on the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Royalty buy-out - Royalty buy-out of $2,432,000 and $0 during the six months ended June 30, 2017 and 2016, respectively relates to the Company’s share-based royalty buy-out associated with the CanX acquisition (See Note 8 of the Company’s condensed consolidated financial statements).

Interest income/expense - Interest income was insignificant for the three months ended June 30, 2017 and 2016, respectively.

Interest income was $7 and $27,658 for the six months ended June 30, 2017 and 2016, respectively, with the decrease primarily due to the elimination of interest income associated with our previously settled related party notes receivables during the year ended December 31, 2016.

Interest expense was $132,521 and $163,961 for the three months ended June 30, 2017 and 2016, respectively. Interest expense was $263,475 and $519,309 for the six months ended June 30, 2017 and 2016, respectively. When adjusting for the economic benefit of our non-cash embedded derivative liabilities and the impact of our non-cash amortizations of debt issuance discounts, we paid cash interest amounts of $52,828 and $285,788, for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash payments during the interim period of 2017 when compared with the interim period of 2016 was due to the repayment of accrued interest amounts during the six months ended June 30, 2016, which did not occur during the six months ended June 30, 2017.

Liquidity and Capital Resources

A summary of our changes in cash flows for the six months ended June 30, 2017 and 2016 is provided below:

	For the six months ended June 30,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$204,279	$(905,660)
Investing activities	(6,410)	–
Financing activities	642,233	1,795,520
Net increase in cash and restricted cash	840,102	889,860
Cash and restricted cash, beginning of period	1,057,468	518,462
Cash and restricted cash, end of period	$1,897,570	$1,408,322

Operating Activities

Net cash provided by or used in operating activities includes our net loss adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, amortizations of debt issuance costs, gains or losses on our derivative liabilities, royalty buy out, stock-based compensation and accrued interest expense. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash provided by operating activities for the six months ended June 30, 2017 totaled $204,279 compared with cash used in operating activities of $905,660 for the six months ended June 30, 2016. Cash provided by the sale of inventory was $872,582 for the six months ended June 30, 2017 compared with cash provided by the sale of inventory of $635,620 for the six months ended June 30, 2016. Cash used by in accounts receivable was $298,319 for the six months ended June 30, 2017 compared with cash provided by the decrease in accounts receivable of $4,517 for the six months ended June 30, 2016. Cash provided by accounts payable and accrued expenses was $445,092 for the six months ended June 30, 2017 compared to cash provided by accounts payable and accrued expenses of $53,320 for the six months ended June 30, 2016. Cash used in the increase of prepaid expenses was $691,981 during the six months ended June 30, 2017 compared with cash provided by the expensing of prepaid expenses of $45,065 during the six months ended June 30, 2016. Depreciation and amortization totaled $104,547 for the six months ended June 30, 2017 compared with $526,415 for the six months ended June 30, 2016. Amortization of debt issuance costs, derivative liability discounts and a beneficial conversion feature of convertible debt totaled $134,980 for the six months ended June 30, 2017 compared with $289,222 for the six months ended June 30, 2016. Stock-based compensation totaled an aggregate of $1,744,128 for the six months ended June 30, 2017, compared with $1,250,833 for the six months ended June 30, 2016. Bad debt expense was $400,435 for the six months ended June 30, 2017 compared with $28,140 for the six months ended June 30, 2016. Accrued interest payable was $75,666 for the six months ended June 30, 2017 compared with $21,227 for the six months ended June 30, 2016. The royalty buy-out was $2,432,000 and the gain on changes in derivative liabilities was $237,888 for the six months ended June 30, 2017.

Investing Activities

The Company purchased equipment of $6,410 and $0, which is reflected as used in investing activities for the six months ended June 30, 2017 and 2016, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 totaled $642,233 and $1,795,520, respectively. Cash flows provided by financing activities for the six months ended June 30, 2017 consisted of $750,000 in borrowing net proceeds from the issuance of secured convertible debt and $107,767 of repayments on an unsecured note payable. Cash flows provided by financing activities for the six months ended June 30, 2016 consisted of $2,776,430 in borrowing net proceeds from the issuance of notes payable, $250,000 payment of contingent consideration, $612,000 of repayments on convertible notes payable and $118,910 of repayments on a note payable.

The Company has yet to attain a level of operations which allows it to meet operating and working capital cash flow needs. We expect to realize revenue to fund a portion of our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital through either the issuance of equity and/or debt. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, and expenses in order to execute plans for future operations so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

Liquidity

For the three months ended June 30, 2017 and 2016, the Company had net losses of $992,188 and $2,296,902, respectively. For the six months ended June 30, 2017 and 2016, the Company had net losses of $4,776,963 and $3,760,019, respectively. In addition, for the six months ended June 30, 2017, the Company had cash flows provided from operations of $204,279 compared with cash flows used in operations of $905,660 for the six months ended June 30, 2016. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for 2017, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop.

The Company’s pharmaceutical business segment will require additional financing over the next 12 months through August 11, 2018. Management believes that it will be able to obtain such financing on terms acceptable to the Company; however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company will likely be forced to curtail pharmaceutical development.

We expect to realize revenue to fund our working capital needs through the sale of raw and finished products to third parties. However, we cannot be assured that our working capital needs to develop, launch, market, and sell our products will be met through the sale of raw and finished products to third parties. If not, we may not be able to maintain profitable operations. If we are unable to maintain profitable operations sufficient to fund our business, we would need to raise additional capital through either the issuance of debt and/or equity.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 15, 2017, the SEC filed an enforcement action against the Company and its Chief Executive Officer. We have cooperated with the SEC’s investigation and believe the claims made in the SEC’s complaint are without merit. We believe the allegations in the complaint mischaracterize the actions of the Company and our Chief Executive Officer in connection with the matters related to our quarterly results in fiscal year 2013. The complaint seeks disgorgement of a $10,000 bonus paid to our Chief Executive Officer as well as other incentive-based and equity-based compensation, and payment of unspecified monetary penalties by the Company and our Chief Executive Officer pursuant to Section 304 of the Sarbanes Oxley Act of 2002 and Section 21(d)(3) of the Exchange Act. Further, the complaint seeks to permanently bar our Chief Executive Officer from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act. We intend to vigorously contest the allegations in the complaint.

Item 1a. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Amendment No. 4 dated August 2, 2017, to the Secured Convertible Promissory Note by and between the Company and Iliad Research and Trading, L.P., dated May 25, 2016.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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
Dated August 11, 2017

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer (Principal Financial Officer)
Dated August 11, 2017

