Form 10-Q
period 2017-09-30
CV Sciences, Inc.
filed 2017-11-08
CIK 1510964

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 7, 2017, the issuer had 90,512,565 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the OTCQB; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward- looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash (Note 2)	$1,572,125	$781,857
Restricted cash (Note 2)	750,185	275,611
Accounts receivable, net (Note 2)	1,124,236	360,475
Inventory (Note 3)	3,364,266	2,851,772
Prepaid expenses and other current assets	1,324,962	551,395
Total current assets	8,135,774	4,821,110

Accounts receivable (Note 2)	–	389,723
Inventory, net (Note 3)	5,110,004	6,478,727
Other asset	400,000	–
Property & equipment, net (Note 2)	131,368	242,702
Intangibles, net (Note 5)	3,845,050	3,871,600
Goodwill (Note 2)	2,788,300	2,788,300
Total other assets	12,274,722	13,771,052

Total assets	$20,410,496	$18,592,162

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,053,794	$523,581
Accrued expenses (Note 4)	583,622	378,218
Secured convertible promissory notes payable, net (Note 7)	1,138,691	1,897,976
Unsecured note payable (Note 7)	–	125,964
Unsecured note payable, net (Note 7)	797,437	–
Derivative liabilities (Note 7)	3,225	222,800
Total current liabilities	3,576,769	3,148,539

Non-current liabilities
Unsecured note payable, net (Note 7)	–	679,174
Deferred tax liability	1,556,300	1,556,300
Total liabilities	5,133,069	5,384,013

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 8 and 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 89,418,427 and 57,617,545 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	8,942	5,762
Additional paid-in capital	50,766,220	43,333,176
Accumulated deficit	(35,497,735)	(30,130,789)
Total stockholders' equity	15,277,427	13,208,149

Total liabilities and stockholders' equity	$20,410,496	$18,592,162

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Product sales, net	$5,591,210	$2,939,997	$13,437,233	$7,850,430
Cost of goods sold	1,593,561	1,051,048	4,162,122	2,671,519
Gross Profit	3,997,649	1,888,949	9,275,111	5,178,911

Operating Expenses:
Selling, general and administrative	(4,311,078)	(3,072,441)	(11,513,560)	(9,147,411)
Research and development	(179,338)	(396,238)	(573,701)	(879,598)
	(4,490,416)	(3,468,679)	(12,087,261)	(10,027,009)

Gain on changes in derivative liabilities	10,987	–	248,875	–
Royalty buy-out	–	–	(2,432,000)	–
	(4,479,429)	(3,468,679)	(14,270,386)	(10,027,009)

Operating Loss	(481,780)	(1,579,730)	(4,995,275)	(4,848,098)

Other (expense) income:
Interest income	–	–	7	27,658
Interest expense	(108,203)	(321,006)	(371,678)	(840,315)
Total Other (Expense) Income	(108,203)	(321,006)	(371,671)	(812,657)

Loss before provision for income taxes	(589,983)	(1,900,736)	(5,366,946)	(5,660,755)
Provision for income taxes	–	–	–	–
Net Loss	$(589,983)	$(1,900,736)	$(5,366,946)	$(5,660,755)

Weighted average common shares outstanding
Basic & diluted	88,114,604	52,218,272	77,126,737	51,362,444
Net loss per common share
Basic & diluted	$(0.01)	$(0.04)	$(0.07)	$(0.11)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2017

UNAUDITED

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2016	57,617,545	$5,762	$43,333,176	$(30,130,789)	$13,208,149
Shares issued pursuant to conversion of senior convertible promissory notes and accrued interest (Notes 7 and 8)	7,502,829	750	1,654,250	–	1,655,000
Stock redemptions (Notes 7 and 8)	398,053	40	74,960	–	75,000
Shares issued to settle restricted stocks units	2,000,000	200	(200)	–	–
Shares issued pursuant to CanX Acquisition	15,000,000	1,500	(1,500)	–	–
Shares issued pursuant to CanX Royalty Buyout	6,400,000	640	2,431,360	–	2,432,000
Shares issued in exchange for professional services	500,000	50	201,950	–	202,000
Stock-based compensation (Note 9)	–	–	3,072,224	–	3,072,224
Net loss	–	–	–	(5,366,946)	(5,366,946)
Balance - September 30, 2017	89,418,427	$8,942	$50,766,220	$(35,497,735)	$15,277,427

See accompanying notes to the condensed consolidated financial statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	For the nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(5,366,946)	$(5,660,755)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	144,294	789,742
Amortization of debt issuance costs	163,599	231,131
Amortization of beneficial conversion feature of convertible debts	26,076	300,973
Common stock issued in exchange for professional services	–	541,126
Stock-based compensation	3,072,224	1,357,684
Royalty buy-out	2,432,000	–
Bad debt expense	400,435	59,143
Accrued interest payable	103,603	73,779
Gain on changes in derivative liabilities	(248,875)	–
Change in operating assets and liabilities:
Accounts receivable	(774,473)	67,796
Inventory	856,229	995,944
Prepaid expenses and other assets	(971,567)	(45,713)
Accounts payable and accrued expenses	810,617	(140,127)
Net cash provided by (used in) operating activities	647,216	(1,429,277)

INVESTING ACTIVITIES
Purchase of equipment	(6,410)	(17,207)

FINANCING ACTIVITIES
Borrowings from secured convertible debt, net of costs	–	801,430
Borrowing from issuance of unsecured note payable, net of costs	750,000	1,975,000
Payment of contingent consideration	–	(250,000)
Repayment of convertible debt	–	(612,000)
Repayment of unsecured notes payable	(125,964)	(138,975)
Net cash flows provided by financing activities	624,036	1,775,455

Net increase in cash and restricted cash	1,264,842	328,971
Cash and restricted cash, beginning of period	1,057,468	518,462
Cash and restricted cash, end of period	$2,322,310	$847,433

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$1,655,000	$408,000
Value of warrants issued with unsecured promissory note	–	266,800
Inventory returned in satisfaction of note receivable	–	68,112
Value of embedded derivative at inception	29,300	370,000
Equity consideration for royalty buyout	1,500	–
Stock redemptions	75,000	–
Issuance of common stock to settle restricted stock units	200	–
Shares issued in exchange for purchase of inventory	202,000	–
Supplemental cash flow disclosures:
Interest paid	$78,397	$311,359
Taxes paid	39,584	21,583

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1.	ORGANIZATION AND BUSINESS

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

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2016, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 31, 2017. The results for the interim period ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no impact on net sales, operating loss, net loss or net loss per share.

Liquidity – For the three months ended September 30, 2017 and 2016, the Company had net losses of $589,983 and $1,900,736, respectively. For the nine months ended September 30, 2017 and 2016, the Company had net losses of $5,366,946 and $5,660,755, respectively. In addition, for the nine months ended September 30, 2017, the Company had cash flows provided by operations of $647,216 compared with cash flows used in operations of $1,429,277 for the nine months ended September 30, 2016. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations through at least November 7, 2018, solely from current revenues and cash flow, due to increased sales and because our current inventory levels are sufficient to support sales for the next 12 month period through November 7, 2018. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop. Management also believes that it will be able to obtain financing as needed on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital as needed, the Company will likely be forced to curtail pharmaceutical development.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the three and nine months ended September 30, 2017 and 2016, there were no impairments.

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

Cash and Cash Equivalents – For purposes of the condensed consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of September 30, 2017, and December 31, 2016, the Company had no cash equivalents.

Restricted Cash – The Company’s current and past arrangements with its credit card processors require that its credit card processors withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processors will refund the Company the entire amounts withheld at its sole discretion. As of September 30, 2017, the Company had $750,185 in restricted cash held in reserve by its current and past credit card processors. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the statement of cash flows:

	September 30, 2017	December 31, 2016

Cash	$1,572,125	$781,857
Restricted cash	750,185	275,611
Total cash and restricted cash shown in the statement of cash flows	$2,322,310	$1,057,468

Concentrations of Credit Risk – As of September 30, 2017, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $1,038,331 as of September 30, 2017.

One customer represented 28% and 58% of our accounts receivable balance as of September 30, 2017 and December 31, 2016, respectively.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of September 30, 2017, and December 31, 2016, respectively, the Company maintained an allowance for doubtful accounts receivable in the amount of $500,000 and $100,000.

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

Shipping and Handling – Shipping and handling costs totaled $265,685 and $115,990 for the three months ended September 30, 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 totaled $589,687 and $313,498, respectively. Shipping and handling costs are recorded in cost of goods sold.

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

There was no allowance for customer returns as of September 30, 2017 or December 31, 2016 due to insignificant return amounts experienced during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

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

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. As of September 30, 2017, the Company had $703,882 of inventory in Germany and The Netherlands.

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

Property and equipment, net, as of September 30, 2017 and December 31, 2016 were as follows:

	Useful Lives	September 30, 2017	December 31, 2016

Office furniture and equipment	3 years	$346,682	$340,472
Laboratory and other equipment	5 years	321,071	321,071
Tenant improvements	14 to 39 months	70,792	70,592
		738,545	732,135
Less: accumulated depreciation		(607,177)	(489,433)
		$131,368	$242,702

Depreciation expense for the three months ended September 30, 2017 and 2016 was $30,897 and $48,977, respectively, and for the nine months ended September 30, 2017 and 2016 was $117,744 and $146,692, respectively.

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

Loss per Share – The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 17,668,000 stock options and restricted stock units (“RSU’s”) outstanding that were anti-dilutive as of September 30, 2017. In addition, the Company may be required to issue 10,750,000 shares of common stock related to certain performance-based stock options outstanding. As of September 30, 2017, the Company may also be required to issue 3,000,000 shares of restricted stock units for performance- based consulting services. As of September 30, 2017, there were also warrants outstanding to purchase up to 2,100,000 shares of common stock. Furthermore, the Company may be required to issue a variable amount of shares of common stock related to the potential conversion features of the Iliad Notes (as defined below) (See Note 7).

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to: employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility, and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $76,520 and $292,738 for the three months ended September 30, 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 was $181,509 and $658,817, respectively. Research and development expense for the specialty pharmaceutical segment was $102,818 and $103,500 for the three months ended September 30, 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 was $392,192 and $220,781, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ brand products. Advertising costs of $152,687 and $62,912 were expensed as incurred during the three months ended September 30, 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 were $261,442 and $210,877, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of September 30, 2017 and December 31, 2016, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-02 on the Company’s consolidated financial statements and does expect it to potentially have a significant impact on the Company’s future consolidated balance sheets depending on the terms and duration of the Company’s future lease agreements. As such, the Company currently does not intend to early adopt this update for the benefit of investor comparison analysis.

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

3.	INVENTORY

Inventory as of September 30, 2017 and December 31, 2016 was comprised of the following:

	September 30, 2017	December 31, 2016

Raw materials	$6,641,917	$7,699,057
Finished goods	1,832,353	1,631,442
	$8,474,270	$9,330,499

4.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

Accrued payroll expenses	$351,000	$208,126
Other accrued liabilities	232,622	170,092
	$583,622	$378,218

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at September 30, 2017 and December 31, 2016:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)

Balance - September 30, 2017
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	35,000	65,000	5
Non-compete agreements	77,000	26,950	50,050	5
	$3,907,000	$61,950	$3,845,050

Balance - December 31, 2016:
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	20,000	80,000	5
Non-compete agreements	77,000	15,400	61,600	5
	$3,907,000	$35,400	$3,871,600

Amortization expense for the three months ended September 30, 2017 and 2016 totaled $8,850 and $214,350, respectively, and for the nine months ended September 30, 2017 and 2016 totaled $26,550 and $643,050, respectively.

6.	RELATED PARTIES

During the three months ended September 30, 2017 and 2016, the Company paid $0 and $149,531, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. During the nine months ended September 30, 2017 and 2016, the Company paid the same stockholder $9,060 and $252,509, respectively.

During the three months ended September 30, 2017 and 2016, the Company paid $5,250 and $0, respectively, to a company partially owned by a Company director that provides quality control and quality assurance consulting to the Company. During the nine months ended September 30, 2017 and 2016, the Company paid the same company $15,750 and $0, respectively.

7.	NOTES PAYABLE

The Company’s outstanding borrowings under secured convertible promissory notes payable as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

Iliad Note (defined below)	$344,596	$1,897,976
Iliad Note 2 (defined below)	794,095	–
	$1,138,691	$1,897,976

Iliad Secured Convertible Promissory Notes Payable

On May 25, 2016 (the “Purchase Price Date”), the Company entered into a Securities Purchase Agreement (“Iliad SPA”) with Iliad Research and Trading, L.P. (the “Lender” or “Iliad”) pursuant to which the Lender loaned the Company $2,000,000. On the Purchase Price Date, the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note”) in the principal amount of $2,055,000 in exchange for payment by Lender of $2,000,000. The principal sum of the Iliad Note reflects the amount invested, plus a 2.25% “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Lender’s legal fees. Out of the proceeds from the Iliad Note, the Company paid the sum of $25,000 to its placement agent, Myers & Associates, L.P., which is a registered broker-dealer. The Company received net proceeds of $1,975,000 in exchange for the Iliad Note. The Iliad Note requires the repayment of all principal and any interest, fees, charges and late fees on the date that is thirteen (13) months after the Purchase Price Date (the “Maturity Date”). Interest is to be paid on the outstanding balance at a rate of ten percent (10%) per annum from the Purchase Price Date until the Iliad Note is paid in full. Interest is accrued during the term of the Iliad Note and all interest calculations shall be computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and shall compound daily. Subject to adjustment as set forth in the Iliad Note, the conversion price for each Lender conversion shall be $0.50 (the “Lender Conversion Price”), convertible into shares of fully paid and non-assessable common stock. Beginning on the date that is six months after the Purchase Price Date and continuing until the Maturity Date, Iliad shall have the right to redeem a portion of the Iliad Note in any amount up to the Maximum Monthly Redemption Amount ($275,000, which is the maximum aggregate redemption amount that may be redeemed in any calendar month), for which payments may be made in cash or by converting the redemption amount into shares of Company common stock at a conversion price which is the lesser of (a) the Lender Conversion Price of $0.50 and (b) the Market Price, defined as 70% (“the Conversion Factor”), subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days is below $0.25 per share then the Conversion Factor will be reduced by 10%, (2) the Company is not Deposit/Withdrawal At Custodian (“DWAC”) eligible, then the Conversion Factor will be reduced by an additional 5%, or (3) there has occurred a “Major Default” then the Conversion Factor will be reduced by an additional 5%. The Company may prepay the Iliad Note at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company may prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender may convert an amount not to exceed $300,000 under the Iliad Note. In connection with the Iliad Note, as set forth above, the Company incurred an original issue discount of $45,000 and $35,000 of other debt issuance costs, which will be amortized over the Iliad Note term. The Iliad Note is securitized by the Company’s accounts receivable, inventory and equipment.

In November 2016, the Company entered into an Amendment to the Iliad Note (the “Iliad Amendment”), whereby the Lender and the Company agreed that the Maximum Monthly Redemption Amount for the period from November 2016 to January 2017 (the “Reduction Period”) be reduced from $275,000 to $166,667 (the “Reduced Maximum Monthly Redemption Amount”). In addition, if the Lender fails to convert the full Reduced Maximum Monthly Redemption Amount during any month in the Reduction Period, then any such unconverted amount shall increase the Reduced Maximum Monthly Redemption Amount in the following month or months. Furthermore, the Company shall not be allowed to pay any of the Reduced Maximum Monthly Reduction Amounts in cash. As such, all amounts converted must be converted into Redemption Conversion Shares of the Company’s common stock. Also, as part of the Iliad Amendment, the Lender agrees that, with respect to any Redemption Conversion Shares received during the Reduction Period, in any given calendar week its Net Sales of such Redemption Conversion Shares shall not exceed the greater of (a) ten percent (10%) of the Company’s weekly dollar trading volume in such week or (b) $50,000 (the “Volume Limitation”). However, if the Lender’s Net Sales are less than the Volume Limitation for any given week, then in the following week or weeks, the Lender shall be allowed to sell an additional amount of Redemption Conversion Shares equal to the difference between the amount the Lender was allowed to sell and the amount the Lender actually sold. For the purpose of the Iliad Amendment, Net Sales is defined as the gross proceeds from sales of the Redemption Conversion Shares sold in a calendar week during the Reduction Period minus any trading commissions or costs associated with clearing and selling such Redemption Conversion Shares minus the purchase price paid for any shares of the Company’s common stock purchased in the open market during such week. The Lender and the Company both agree that in the event the Lender breaches the Volume Limitation where its Net Sales of Redemption Conversion Shares during any week during the Reduction Period exceeds the dollar volume the Lender is permitted to sell during such week pursuant to the Volume Limitation (the “Excess Sales”), then the Company’s sole and exclusive remedy for such breach shall be the reduction of the outstanding balance of the Iliad Note by an amount equal to 200% of the Excess Sales upon delivery of written notice to the Lender setting forth its basis for such reduction.

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

In August 2017, the Company entered into Amendment #4 to the Iliad Note (the “Iliad Amendment 4”), whereby the Lender and the Company agreed to extend the Maturity Date of the Iliad Note to April 1, 2018. In addition, the parties agreed to amend the Volume Limitation in the Iliad Note, with respect to any Conversion Shares, such that in any given calendar week the Lender’s Net Sales of such Conversion Shares shall not exceed the greater of (a) fifteen percent (15%) of the Company’s weekly dollar trading volume in such week or (b) $50,000 (the “Volume Limitation”). However, if the Lender’s Net Sales are less than the Volume Limitation for any given week, then in the following week or weeks, the Lender shall be allowed to sell an additional amount of Conversion Shares equal to the difference between the amount the Lender was allowed to sell and the amount the Lender actually sold. For the purpose of the Iliad Amendment 4, Net Sales is defined as the gross proceeds from sales of the Conversion Shares sold in a calendar week minus any trading commissions or costs associated with clearing and selling such Conversion Shares minus the purchase price paid for any shares of the Company’s common stock purchased in the open market during such week. The Lender and the Company both agree that in the event the Lender breaches the Volume Limitation where its Net Sales of Conversion Shares during any week exceeds the dollar volume the Lender is permitted to sell during such week pursuant to the Volume Limitation (the “Excess Sales”), then the Company’s sole and exclusive remedy for such breach shall be the reduction of the outstanding balance of the Iliad Note by an amount equal to 200% of the Excess Sales upon delivery of written notice to the Lender setting forth its basis for such reduction. In connection with the Iliad Amendment 4, Lender confirmed that no Events of Default or other material breaches exist under the Iliad Note and related Transaction Documents (as defined in the Iliad SPA).

During the nine months ended September 30, 2017, the Company issued 7,903,822 shares of its common stock to Iliad in connection with the conversions of the Iliad Note in the aggregate principal amount of $1,585,801 and $69,199 of accrued interest. The total aggregate principal and accrued interest of $1,655,000 was allocated to common stock and additional paid-in capital.

The Company’s borrowings and conversions under the Iliad SPA for the nine months ended September 30, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	September 30, 2017	December 31, 2016	Interest Rate

Secured promissory note payable	April 1, 2018	$2,055,000	$2,055,000	10%
Interest accrued		194,596	128,311
Unamortized original issue discount and debt issuance costs		–	(35,335)
Conversion of convertible promissory notes and accrued interest to common stock		(1,905,000)	(175,000)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	(75,000)

Net carrying amount of debt		344,596	1,897,976
Less current portion		(344,596)	(1,897,976)
Long-term borrowings - net of current portion		$–	$–

On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370,000 (the “Iliad Instrument”), which was originally recorded in additional paid-in capital (“APIC”) and was scheduled for amortization over six months. The Company determined in 2016 that the Iliad Instrument qualifies for derivative accounting treatment. The $370,000 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, in 2016 we reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the three and nine months ended September 30, 2017, the Company recorded a gain of $0 and $222,800 respectively, for the change in fair value of the Iliad Instrument as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months; and at September 30, 2017 were (i) Volatility of 61.0%, (ii) Risk-Free Interest Rate of 0.74%; and (iii) Expected Term of zero months.

In March 2017, the Company entered into another Securities Purchase Agreement (“Iliad SPA 2”) with Iliad pursuant to which the Lender loaned the Company $750,000. On March 1, 2017 (the “Subsequent Purchase Price Date”), the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note 2”) in the principal amount of $770,000 in exchange for payment by Lender of $750,000. The principal sum of the Iliad Note reflects the amount invested, plus a $15,000 OID and a $5,000 reimbursement of Lender’s legal fees. The Company received net proceeds of $750,000 in exchange for the Iliad Note 2. The Iliad Note 2 requires the repayment of all principal and any interest, fees, charges and late fees on the date that is fourteen (14) months after the Subsequent Purchase Price Date (the “Maturity Date”). Interest is to be paid on the outstanding balance at a rate of eight percent (8%) per annum from the Subsequent Purchase Price Date until the Iliad Note 2 is paid in full. Interest is accrued during the term of the Iliad Note 2 and all interest calculations shall be computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and shall compound daily. Subject to adjustment as set forth in the Iliad Note 2, the conversion price for each Lender conversion shall be the Lender Conversion Price, convertible into shares of fully paid and non-assessable common stock. Beginning on the date that is six months after the Subsequent Purchase Price Date and continuing until the Maturity Date, Iliad shall have the right to redeem a portion of the Iliad Note 2 in an amount not to exceed $100,000. Provided the Company has not suffered an “Event of Default” and is in compliance with certain “Equity Conditions” (unless waived by Iliad, in either case), the Company may make payments on such redemptions in cash or by converting the redemption amount into shares of Company common stock at a conversion price which is the lesser of (a) $0.50 per share and (b) 70% (“the Conversion Factor”) of the average of the three (3) lowest closing bid prices in the previous twenty (20) trading days, subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days is below $0.25 per share then the Conversion Factor will be reduced by 10%, (2) the Company is not DWAC eligible, then the Conversion Factor will be reduced by 5%, (3) the Company is not DTC eligible, then the Conversion Factor will be reduced by an additional 5% or (4) there has occurred a “Major Default” then the Conversion Factor will be reduced by an additional 5% for each of the first three Major Defaults that occur after the effective date. The Company may prepay the Iliad Note 2 at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company may prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender may convert an amount not to exceed $200,000 under the Iliad Note 2. In connection with the Iliad Note 2, as set forth above, the Company incurred an original issue discount of $15,000 and $5,000 of other debt issuance costs, which will be amortized over the Iliad Note 2 term. The Iliad Note 2 is secured by the Company’s accounts receivable, inventory and equipment.

The Company’s borrowings under the Iliad SPA 2 for the nine months ended September 30, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	September 30, 2017	December 31, 2016	Interest Rate

Secured promissory note payable	April 30, 2018	$770,000	$–	8%
Interest accrued		37,319	–
Unamortized original issue discount and debt issuance costs		(9,999)	–
Unamortized discount - embedded derivative		(3,225)	–

Net carrying amount of debt		794,095	–
Less current portion		(794,095)	–
Long-term borrowings - net of current portion		$–	$–

On the Subsequent Purchase Price Date, the Company recorded a derivative liability of $29,300 which is scheduled for amortization over eight months. During the three and nine months ended September 30, 2017, the Company recorded a gain of $10,987 and $26,075, respectively, for the change in fair value of the derivative liability as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the derivative liability at the Subsequent Purchase Price Date and at September 30, 2017 using the Binomial Lattice valuation model were: (i) Volatility of 85.0%; (ii) Risk-Free Interest Rate of 0.84%; and (iii) Expected Term of eight months; and at September 30, 2017 were (i) Volatility of 84.0%, (ii) Risk-Free Interest Rate of 0.93%; and (iii) Expected Term of four months.

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

Current Unsecured Note Payable

In November 2016, the Company entered into a Commercial Premium Finance Agreement with First Insurance Funding in order to fund a portion of the Company’s insurance policies. The amount financed was $161,351 and bears interest at a rate of 4.5%. The Company is required to make nine payments of $18,266 a month to satisfy this current unsecured note payable. As of September 30, 2017, and December 31, 2016, the outstanding balance was $0 and $125,964, respectively.

Unsecured Note Payable

On January 29, 2016, the Company issued an unsecured promissory note to Wiltshire, LLC in the principal amount of $850,000 (the “Promissory Note”) in consideration of a loan provided to the Company by Wiltshire, LLC. The Promissory Note bears interest at twelve percent (12%) per annum, and the Company is obligated to make monthly interest-only payments in the amount of $8,500, for which the interest-only payments obligation commenced on March 1, 2016. All principal and accrued and unpaid interest is due under the Promissory Note on February 1, 2018. The Company has the right to prepay the Promissory Note without penalty or premium. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which will be amortized over the Promissory Note term.

The Company’s borrowing under the Promissory Note for the nine months ended September 30, 2017 and for the year ended December 31, 2016 is summarized in the table below:

	Maturity	September 30, 2017	December 31, 2016	Interest Rate

Unsecured promissory note payable	February 1, 2018	$850,000	$850,000	12%
Unamortized original issue discount and debt issuance costs		(8,096)	(26,309)
Unamortized debt discount - fair value of warrants		(44,467)	(144,517)

Net carrying amount of debt		797,437	679,174
Less current portion		(797,437)	–
Long-term borrowings - net of current portion		$–	$679,174

Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire, LLC a common stock purchase warrant providing Wiltshire, LLC with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three months ended each of September 30, 2017 and 2016, the Company recorded interest expense of $33,350 and $33,350, respectively, for the amortization of the Warrant fair value. During the nine months ended each of September 30, 2017 and 2016, the Company recorded interest expense of $100,500 and $88,933, respectively, for the amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant at inception using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2017, and December 31, 2016, the Company had 89,418,427 and 57,617,545 shares of common stock issued and outstanding, respectively.

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

In the aggregate, pursuant to the Amendment, the Company agreed to issue to the former CanX shareholders a total of 21,400,000 shares of restricted common stock which were issued in April 2017. As previously disclosed in the January 2016 8-K, James McNulty, a member of the Board, is a former shareholder of CanX and thereby received his pro rata portion of the consideration paid to the former CanX shareholders. During the nine months ended September 30, 2017, the Company recorded an expense of $2,432,000 for the value of all the Royalty Buy-Out Shares as a separate line item in the Company’s Condensed Consolidated Statement of Operations.

As of December 31, 2016, the Company had received notice from the Iliad convertible debt holders requesting to convert $75,000 of convertible debt to common stock. The Company reclassified $75,000 from convertible debt to accrued liabilities as of December 31, 2016 as a result of this conversion notice being received. During the nine months ended September 30, 2017, the Company converted the $75,000 of accrued liabilities with the issuance of 398,053 shares of common stock. For the nine months ended September 30, 2017, the Company also issued an additional 7,502,929 in common stock for the satisfaction of $1,655,000 of additional Iliad Note debt.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of September 30, 2017, and December 31, 2016, there were no shares of preferred stock issued and outstanding.

Options/Warrants/RSU’s

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On each of December 21, 2015. October 24, 2016 and July 14, 2017 the Company’s stockholders approved an amendment to the Amended 2013 Plan to increase the number of shares that may be issued under the Amended 2013 Plan. There are currently 25,000,000 shares of common stock authorized for issuance under the Amended 2013 Plan. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated.

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

In March 2017, as further set forth in the March 22, 2017 8-K, the disinterested members of the Board approved the grant of 5,000,000 performance-based stock options (the “Mona Performance Options”) to purchase shares of the Company’s common stock to one senior management member of the Company. The Mona Performance Options are contingent and vest only upon the Company achieving three specific milestones related to the success of the Company’s drug development program and were granted outside of the Company’s Amended 2013 Plan. Vesting of such options accelerates upon a sale of the Company or change in control.

In March 2017, as further set forth in the March 22, 2017 8-K, the disinterested members of the Board approved a grant of an aggregate of 400,000 fully-vested stock options to purchase shares of the Company’s common stock to three senior management members of the Company (including the two management members of the Board) pursuant to the bonus plan set forth in the Employment Agreements for fiscal year 2016 performance.

Also in March 2017, as further set forth in the March 22, 2017 8-K, the disinterested members of the Board, as the administrator of the Amended 2013 Plan, approved the amendment to certain stock options granted to employees of the Company, including certain options granted to three senior management members of the Company, to reduce the exercise price of such stock options. As a result of the amendment to the stock option grants, each of the covered stock options, including those issued to three senior management members of the Company, have been amended to provide for a strike price equal to $0.38 per share, which represents 100% of the fair market value of the Company’s common stock as of the date of the amendment to these stock option grants.

In addition, in March 2017, as further set forth in the March 22, 2017 8-K, the Company issued 5,000,000 RSU’s to a consultant in exchange for consulting services. The restricted stock units vest as follows: 1,000,000 vest immediately and 4,000,000 vest according to future performance-based criteria.

9.	STOCK-BASED COMPENSATION

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, RSU’s, stock bonus awards and performance-based awards. As of September 30, 2017, the Company had 9,332,000 authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

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

The Company recognized Selling, General and Administration expenses of $1,328,096 and $539,976, relating to stock options and RSU’s issued to employees, officers, directors and consultants for the three months ended September 30, 2017 and 2016, respectively. The Company recognized Selling, General and Administration expenses of $3,072,224 and $1,357,684, relating to stock options and RSU’s issued to employees, officers, directors and consultants for the nine months ended September 30, 2017 and 2016, respectively. The Company recognized expenses of $0 and $108,001 relating to common stock issued to employees, officers, directors and consultants during the three months ended September 30, 2017 and 2016, respectively. The Company recognized expenses of $0 and $541,126 relating to common stock issued to employees, officers, directors and consultants during the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $1,445,272, which is expected to be recognized over a weighted-average period of 1.61 years.

The following table summarizes stock option activity for the Amended 2013 Plan during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	12,841,000	$1.57	8.54	$415,135
Granted	10,002,000	0.37	–	–
Exercised	–	–	–	–
Cancelled/Forfeited (1)	(6,921,253)	2.38	–	–
Expired	(253,747)	0.46	–	–
Outstanding - September 30, 2017	15,668,000	0.47	8.15	146,417

Total exercisable - September 30, 2017	11,648,174	0.51	7.81	108,026
Total unvested - September 30, 2017	4,019,826	0.36	9.16	38,390
Total vested or expected to vest - September 30, 2017	15,668,000	0.47	8.15	146,417

(1)       The number of options cancelled/forfeited includes options cancelled in connection with the Exchange Program (see below).

In March 2017, the Company completed an offer to exchange certain employee stock options under the Company’s amended 2013 Plan (the “Exchange Program”). Certain previously granted options were exchanged for new options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of 6,090,000 shares were exchanged. Options granted pursuant to the Exchange Program have an exercise price of $0.38 per share, the closing price of the Company’s common stock on the date of the exchange grant. The Exchange Program resulted in a total modification expense of of $417,598 which is being recognized over the vesting period of the new options which range from zero months to approximately two years.

The following table summarizes unvested stock options for the Amended 2013 Plan during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date

Unvested stock options - December 31, 2016	3,724,233	$0.63
Granted	10,002,000	0.15
Vested	(2,785,154)	0.34
Cancellations	(6,921,253)	0.32
Unvested stock options - September 30, 2017	4,019,826	0.39

The following table summarizes stock option activity outside of the Amended 2013 Plan during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	2,750,000	$0.37	9.77	$170,500
Granted	4,500,000	0.37	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - September 30, 2017	7,250,000	0.37	9.04	–

Total exercisable - September 30, 2017	7,250,000	0.37	9.04	–
Total unvested -September 30, 2017	–	–	–	–
Total vested or expected to vest - September 30, 2017	7,250,000	0.37	9.04	–

The following table summarizes RSU activity outside of the Amended 2013 Plan during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	–	$–	–	$–
Granted and vested	2,000,000	–	–	700,000
Forfeited	–	–	–	–
Outstanding - September 30, 2017	2,000,000	–	–	699,000

Total exercisable - September 30, 2017	2,000,000	–	–	699,000
Total unvested - September 30, 2017	2,000,000	–	–	699,000
Total vested or expected to vest - September 30, 2017	2,000,000	–	–	699,000

The following table summarizes RSU activity outside of the Amended 2013 Plan during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested RSU's - December 31, 2016	–	$–
Granted	2,000,000	0.40
Vested	(2,000,000)	0.30
Cancellations	–	–
Unvested RSU's - September 30, 2017	–	–

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has non-cancelable operating leases, which expire through 2017. The leases generally contain renewal options ranging from 1 to 3 years and require the Company to pay costs such as real estate taxes and common area maintenance. The following table provides the Company’s lease commitments at September 30, 2017:

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

The Company incurred rent expense of $110,938 and $120,162 for the three months ended September 30, 2017 and 2016, respectively, and incurred rent expense of $353,555 and $348,051 for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table presents information by reportable operating segment for the three and nine months ended September 30, 2017:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three Months Ended
September 30, 2017:
Product sales, net	$5,591,210	$–	$5,591,210
Gross profit	3,997,649	–	3,997,649
Gain on change in derivative liability	10,987	–	10,987
Royalty buy-out	–	–	–
Selling, general and administrative	(4,259,725)	(51,353)	(4,311,078)
Research and development	(76,520)	(102,818)	(179,338)
Operating loss	$(327,609)	$(154,171)	$(481,780)

Three Months Ended
September 30, 2016:
Product sales, net	$2,939,997	$–	$2,939,997
Gross profit	1,888,949	–	1,888,949
Selling, general and administrative	(2,952,533)	(119,908)	(3,072,441)
Research and development	(292,738)	(103,500)	(396,238)
Operating loss	$(1,356,322)	$(223,408)	$(1,579,730)

Nine Months Ended
September 30, 2017:
Product sales, net	$13,437,233	$–	$13,437,233
Gross profit	9,275,111	–	9,275,111
Gain on change in derivative liability	248,875	–	248,875
Royalty buy-out	–	(2,432,000)	(2,432,000)
Selling, general and administrative	(11,312,687)	(200,873)	(11,513,560)
Research and development	(181,509)	(392,192)	(573,701)
Operating loss	$(1,970,210)	$(3,025,065)	$(4,995,275)

Nine Months Ended
September 30, 2016:
Product sales, net	$7,850,430	$–	$7,850,430
Gross profit	5,178,911	–	5,178,911
Selling, general and administrative	(8,904,694)	(242,717)	(9,147,411)
Research and development	(658,817)	(220,781)	(879,598)
Operating loss	$(4,384,600)	$(463,498)	$(4,848,098)

12.	SUBSEQUENT EVENTS

On October 12, 2017, the Company received a redemption notice for the conversion of $75,000 under the Iliad Note into shares of the Company’s common stock. The Company issued 469,239 shares of common stock pursuant to the notice.

On October 13, 2017 pursuant to its rights under the Iliad Note, the Company repaid with cash the total sum of $340,645, which represented all outstanding amounts due under the Iliad Note. As a result, the Company has satisfied all of its obligations under the Iliad Note, and the Iliad Note has been satisfied, repaid, retired and terminated.

On November 3, 2017, the Company received a redemption notice for the conversion of $75,000 under the Iliad Note 2 into shares of the Company’s common stock. The Company issued 624,897 shares of common stock pursuant to the notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the interim period ended September 30, 2017 and 2016, respectively, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

OVERVIEW

We are a life science company with two distinct business segments. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing synthetic Cannabidiol (“CBD”). Our consumer product segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors. On June 8, 2016, the Company changed its trading symbol from “CANV” to “CVSI”, and continues to be traded on the OTCQB.

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

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding our performance for the following reasons:

•	non-cash equity grants made to employees and non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. As such, we do not believe stock-based compensation expense is a key measure of our operating performance;
•	we do not believe changes in our derivative liabilities are a key measure of operating performance; and
•	revenues and expenses associated with acquisitions, dispositions, and capital raising activities can vary from period to period and transaction to transaction and are not considered a key measure of our operating performance.

We used Adjusted EBITDA:

•	as a measure of operating performance;
•	to evaluate the effectiveness of our business strategies; and
•	in communication with our Board of Directors concerning our financial performance.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2017 and 2016 is detailed below:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Net loss	$(589,983)	$(1,900,736)	$(5,366,946)	$(5,660,755)
Interest income	–		7	(27,658)
Interest expense	108,203	321,006	371,678	840,315
Amortization of purchased intangible assets	8,850	214,350	26,550	643,050
Depreciation of property & equipment	30,897	48,977	117,744	146,692
EBITDA	(442,033)	(1,316,403)	(4,850,967)	(4,058,356)

EBITDA Adjustments:
Stock-based compensation expense (1)	1,328,096	647,977	3,072,224	1,898,810
Gain on changes in derivative liabilities (2)	(10,987)	–	(248,875)	–
Royalty buy-out (3)	–	–	2,432,000	–
Total EBITDA Adjustments	1,317,109	647,977	5,255,349	1,898,810

Adjusted EBITDA	$875,076	$(668,426)	$404,382	$(2,159,546)

(1)	Represents stock-based compensation expense related to stock options and RSU’s awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model (See Note 9 of the Company’s condensed consolidated financial statements).
(2)	Represents the gain on changes in derivative liabilities associated with the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements).
(3)	Represents the share-based royalty buy-out associated with the CanX acquisition (See Note 8 of the Company’s condensed consolidated financial statements).

As illustrated above, our $1,543,502 and $2,563,928 improvement in our Adjusted EBITDA for the three and nine months ended September 30, 2017 compared with the same period in 2016 is primarily due to increased sales and operating margins and decreases in our interest expense and amortization of purchased intangible assets.

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

Results of Operations

Three and nine months ended September 30, 2017 and 2016

Revenues and gross profit - We had sales of $5,591,210 and gross profit of $3,997,649 representing a gross profit percentage of 71.5% for the three months ended September 30, 2017 compared to sales of $2,939,997 and gross profit of $1,888,949 representing a gross profit percentage of 64.3% for the three months ended September 30, 2016. The sales increase of $2,651,213 for the three months ended September 30, 2017 compared with the three months ended September 30, 2016 is primarily due to an increase in distribution and demand for our PlusCBD™ products, as we continue to maintain and expand our core customer base.

For the three months ended September 30, 2017 compared with 2016, our gross margin percentage increase is due to lower cost of goods sold as we continue to adapt our products to our growing customer base.

For the nine months ended September 30, 2017, we had sales of $13,437,233 and gross profit of $9,275,111, representing a gross profit percentage of 69.0% compared with sales of $7,850,430 and gross profit of $5,178,911, representing a gross profit of 66.0% for the nine months ended September 30, 2016. The same factors impacting the second quarter of 2017 discussed above - increase in customer distribution as we continue to maintain and expand our core customer base - contributed to the $5,586,803 increase in sales for the nine months ended September 30, 2017 compared to 2016.

Similarly, the gross margin increase for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, is due to lower cost of goods sold as we continue to adapt our products to a growing customer base.

Selling, general and administrative expenses - For the three months ended September 30, 2017 and 2016, we incurred selling, general and administrative (the “SG&A”) expenses in the amount of $4,311,078 and $3,072,441, respectively. SG&A expense includes non-cash expenses of $1,328,096 and $647,977 of stock- based compensation, $30,897 and $48,977 of depreciation expense, and $8,850 and $214,350 of amortization expense of intangible assets for the three months ended September 30, 2017 and 2016, respectively. After adjusting for non-cash stock-based compensation, depreciation, and amortization of intangible assets for the three months ended September 30, 2017 and 2016, SG&A expenses increased by $737,098 during the three months ended September 30, 2017 compared with the three months ended September 30, 2016. Part of this increase resulted from $51,353 and $119,908 of expense related to our specialty pharmaceutical segment during the three months ended September 30, 2017 and 2016, respectively, and increased headcount, commissions and marketing.

For the nine months ended September 30, 2017 and 2016, we incurred SG&A expenses in the amount of $11,513,560 and $9,147,411, respectively. SG&A expense includes non-cash expenses of $3,072,224 and $1,898,810 of stock-based compensation, $117,744 and $146,692 of depreciation expense, and $26,550 and $643,050 of amortization expense of intangible assets, for the nine months ended September 30, 2017 and 2016, respectively. After adjusting for non-cash stock-based compensation, depreciation, and amortization of intangible assets for the nine months ended September 30, 2017 and 2016, SG&A expenses increased by $1,538,183 during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Part of this increase resulted from $200,873 and $242,717 of expense related to our specialty pharmaceutical segment during the nine months ended September 30, 2017 and 2016, respectively, and increased headcount, commissions and marketing.

Research and development expenses - For the three months ended September 30, 2017 and 2016, the Company incurred research and development (“R&D”) expenses of $179,338 and $396,238, respectively. These expenses are related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment. During the three months ended September 30, 2017, we incurred $102,818 of R&D expenses related to our specialty pharmaceutical segment compared with $103,500 in the three months ended September 30, 2016. After adjusting for the specialty pharmaceutical R&D expense, R&D costs related to our consumer products segment decreased by $216,218. The decrease for the three months ended September 30, 2017 compared with the three months ended September 30, 2016 relates primarily to the Company transitioning R&D activities into the development of its specialty pharmaceutical segment rather than the production of consumer products.

For the nine months ended September 30, 2017 and 2016, the Company incurred R&D expenses of $573,701 and $879,598, respectively. These expenses are related to the same costs incurred during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we incurred $392,192 of R&D expenses related to our specialty pharmaceutical segment compared with $220,781 in the nine months ended September 30, 2016. After adjusting for the specialty pharmaceutical R&D expense, R&D costs related to our consumer products segment decreased by $477,308. The decrease for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 relates primarily to the Company transitioning R&D activities into the development of its specialty pharmaceutical segment rather than the production of consumer products.

Gain on changes in derivative liabilities - Gain on changes in derivative liabilities of $10,987 and $0 during the three months ended September 30, 2017 and 2016, respectively, relates to the change in the derivative liability from March 31, 2017 on the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Gain on changes in derivative liabilities of $248,875 and $0 during the nine months ended September 30, 2017 and 2016, respectively, relates to the change in the derivative liability from December 31, 2016 on the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Royalty buy-out - Royalty buy-out of $2,432,000 and $0 during the nine months ended September 30, 2017 and 2016, respectively relates to the Company’s share-based royalty buy-out associated with the CanX acquisition (See Note 8 of the Company’s condensed consolidated financial statements).

Interest income/expense - Interest income was insignificant for the three months ended September 30, 2017 and 2016, respectively.

Interest income was $7 and $27,658 for the nine months ended September 30, 2017 and 2016, respectively, with the decrease primarily due to the elimination of interest income associated with our previously settled related party notes receivables during the year ended December 31, 2016.

Interest expense was $108,203 and $321,006 for the three months ended September 30, 2017 and 2016, respectively. Interest expense was $371,678 and $840,315 for the nine months ended September 30, 2017 and 2016, respectively. When adjusting for the economic benefit of our non-cash embedded derivative liabilities and the impact of our non-cash amortizations of debt issuance discounts, we paid cash interest amounts of $78,397 and $25,568, for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash payments during the interim period of 2017 when compared with the interim period of 2016 was due to the repayment of accrued interest amounts during the nine months ended September 30, 2016, which did not occur during the nine months ended September 30, 2017.

Liquidity and Capital Resources

A summary of our changes in cash flows for the nine months ended September 30, 2017 and 2016 is provided below:

	For the nine months ended September 30,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$647,216	$(1,429,277)
Investing activities	(6,410)	(17,207)
Financing activities	624,036	1,775,455
Net increase in cash and restricted cash	1,264,842	328,971
Cash and restricted cash, beginning of period	1,057,468	518,462
Cash and restricted cash, end of period	$2,322,310	$847,433

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

Net cash provided by operating activities for the nine months ended September 30, 2017 totaled $647,216 compared with cash used in operating activities of $1,429,277 for the nine months ended September 30, 2016. Cash provided by the sale of inventory was $856,229 for the nine months ended September 30, 2017 compared with cash provided by the sale of inventory of $995,944 for the nine months ended September 30, 2016. Cash used by in accounts receivable was $774,473 for the nine months ended September 30, 2017 compared with cash provided by in accounts receivable of $67,796 for the nine months ended September 30, 2016. Cash provided by accounts payable and accrued expenses was $810,617 for the nine months ended September 30, 2017 compared to cash used by accounts payable and accrued expenses of $140,127 for the nine months ended September 30, 2016. Cash used in the increase of prepaid expenses was $971,567 during the nine months ended September 30, 2017 compared with cash used by the expensing of prepaid expenses of $45,713 during the nine months ended September 30, 2016. Depreciation and amortization totaled $144,294 for the nine months ended September 30, 2017 compared with $789,742 for the nine months ended September 30, 2016. Amortization of debt issuance costs, derivative liability discounts and a beneficial conversion feature of convertible debt totaled $189,675 for the nine months ended September 30, 2017 compared with $532,104 for the nine months ended September 30, 2016. Stock-based compensation totaled an aggregate of $3,072,224 for the nine months ended September 30, 2017, compared with $1,357,684 for the nine months ended September 30, 2016. Bad debt expense was $400,435 for the nine months ended September 30, 2017 compared with $59,143 for the nine months ended September 30, 2016. Accrued interest payable was $103,603 for the nine months ended September 30, 2017 compared with $73,779 for the nine months ended September 30, 2016. The royalty buy-out was $2,432,000 and the gain on changes in derivative liabilities was $248,875 for the nine months ended September 30, 2017.

Investing Activities

The Company purchased equipment of $6,410 and $17,207, which is reflected as used in investing activities for the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 totaled $624,036 and $1,775,455, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2017 consisted of $0 in borrowing net proceeds from the issuance of secured convertible debt and $125,964 of repayments on an unsecured note payable. Cash flows provided by financing activities for the nine months ended September 30, 2017 and 2016 consisted of $750,000 and $2,776,430 respectively, in borrowing net proceeds from the issuance of notes payable, $250,000 payment of contingent consideration, $612,000 of repayments on convertible notes payable and $138,975 of repayments on a note payable.

The Company has yet to attain a level of operations which allows it to meet operating and working capital cash flow needs. We expect to realize revenue to fund a portion of our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital through the issuance of equity and/or debt. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, and expenses in order to execute plans for future operations so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

Liquidity

For the three months ended September 30, 2017 and 2016, the Company had net losses of $589,983 and $1,900,736, respectively. For the nine months ended September 30, 2017 and 2016, the Company had net losses of $5,366,946 and $5,660,755, respectively. In addition, for the nine months ended September 30, 2017, the Company had cash flows provided from operations of $647,216 compared with cash flows used in operations of $1,429,277 for the nine months ended September 30, 2016. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations through at least November 7, 2018, solely from current revenues and cash flow, due to increased sales and because our current inventory levels are sufficient to support sales for the next 12 month period through November 7, 2018. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop.

The Company’s pharmaceutical business segment will require additional financing over the next 12 months through November 7, 2018. Management believes that it will be able to obtain such financing on terms acceptable to the Company; however, there can be no assurances that the Company will be successful. If the Company is unable to raise additional capital, the Company will likely be forced to curtail pharmaceutical development.

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

The company actively pursues new product development for its Consumer Product Segment and we will continue to scale up our processing capability to accommodate new products in our pipeline.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework of 1992 (the “1992 COSO Framework”).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

By: /s/ Michael Mona, Jr.
Michael Mona, Jr.
President and Chief Executive Officer (Principal Executive Officer)
Dated: November 7, 2017

By: /s/ Joseph D. Dowling
Joseph D. Dowling
Chief Financial Officer (Principal Financial Officer)
Dated: November 7, 2017

