Form 10-K
period 2017-12-31
CV Sciences, Inc.
filed 2018-03-30
CIK 1510964

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. As of June 30, 2017, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $21,974,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 26, 2018, the issuer had 90,512,563 shares of issued and outstanding common stock, par value $0.0001.

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

ii

PART I

ITEM 1. BUSINESS

Overview

CV Sciences, Inc. (the “Company,” “CV Sciences,” “we,” “our” or “us”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, the Company’s predecessor, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware, reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.” The Company previously operated under the corporate name of CannaVest Corp. The change in corporate name was undertaken in connection with the acquisition of CanX Inc., a Florida-based, specialty pharmaceutical corporation (the “CanX Acquisition”) as more fully set forth in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 4, 2016 (the “January 2016 8-K”). On June 8, 2016, the Company announced that the Financial Industry Regulatory Authority (“FINRA”) had approved a change in the trading symbol for the Company’s common stock to “CVSI.” The Company’s common stock formerly traded under the symbol “CANV.”

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

Current Operations

Consumer Products

We manufacture, market and sell consumer products containing plant-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care, specialty foods and vape. We currently manufacture and distribute more than 50 stock-keeping units and we expect to continue to add new products to our PlusCBD™ portfolio to enhance our line of CBD and hemp-related consumer products. We also expect to develop and launch new brands to more effectively market and sell certain products. We also sell raw materials acquired through our supply relationships in Europe to various customers that produce products for resale into the market.

We seek to take advantage of an emerging worldwide trend to re-energize the production of industrial hemp and to foster its many uses for consumers. Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, nutritional supplements, and much more. The market for hemp-derived products is expected to increase substantially over the next five years, and we believe CV Sciences is well positioned to be a significant player in the hemp industry.

Hemp-derived CBD is one of at least 80 cannabinoids found in hemp, and is non-psychoactive. Our U.S. based operations oversee our raw material supply chain, raw material processing, product development and manufacturing, and sales and marketing. We will continue to scale-up our processing capability to accommodate new products in our pipeline.

We expect to realize revenue to fund our working capital needs through the sale of finished products and raw materials to third parties. However, in order to fund our drug development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unable to raise sufficient additional capital to fund our drug development efforts, we may need to curtail or delay such activity.

Specialty Pharmaceuticals

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

The Company’s first patent-pending product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. There are currently no drugs approved by the U.S. Food & Drug Administration (“FDA”) for treatment of smokeless tobacco use and addiction. We believe this product candidate will provide treatment options for this significant unmet medical need. The Company is hopeful to be in a position to file an Investigational New Drug Application (“IND”) with the FDA in the next 12 months. We completed a pre-IND meeting with the FDA in June 2017 and obtained guidance on this development program. CVSI-007 is based on proprietary formulations, processes and technology that we believe are patent-protectable. In May 2016, we filed a patent application for these formulations and processes with the U.S. Patent and Trademark Office.

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

Description of our Subsidiaries

The Company owns 100% of the issued and outstanding membership interests of two subsidiaries: Plus CBD, LLC (formerly, “Global Hemp Source, LLC”) (“Plus CBD”), and CANNAVEST Acquisition, LLC, a Delaware limited liability company formed in connection with the CanX Acquisition. The Company previously owned a 70% interest in CannaVest Europe, GmbH. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, with the District Court, Dusseldorf Germany, effective December 31, 2016. CannaVest Europe GmbH did not have any assets or liabilities at the time of its dissolution.

Inventory and Sales

Based on expected increasing demand, we have invested significant capital to develop and maintain relationships with growers on a global scale to ensure access to raw materials to support anticipated revenue growth. We have historically sourced our raw materials from well-established and well-recognized hemp growers in Europe. We have maintained access to these growers for their raw material supply, and continue to explore and develop other relationships to ensure that we can meet the expected demand for bulk hemp products well into the future. However, our current inventory levels are sufficient to support sales through 2019, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 and 2018 crop. During the year ended December 31, 2016, we recorded an impairment of inventory expense of $3.6 million (See Note 3 of the Company’s consolidated financial statements). No impairment of inventory expense was recorded for the year ended December 31, 2017.

Subject to applicable law, discussed further below we have initiated hemp research and development studies in the U.S. in Kentucky through partnerships with the Kentucky State Department of Agriculture and several universities, on a pilot scale.

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

Market, Customers and Distribution Methods

The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today includes early adopter retailers and ecommerce entities, and product development companies that use our PlusCBD™ brand oil to develop consumer products for distribution. The number of “mainstream” commercial and retail stores that currently stock and sell our products is increasing primarily through customer awareness. We believe that as awareness grows for the “green”, environmentally-friendly products derived from hemp/cannabis, the consumer market will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp.

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

We have a pending patent application for our product candidate CVSI-007 in the United States that will expire in 2036.

We review our intellectual property portfolio on a periodic basis and we will continue to broaden our portfolio in a fiscally prudent manner. We intend to file for patent protection on our pharmaceutical products based on proprietary formulations, processes and technology.

Research and Development

Our research and development costs have consisted primarily of salaries and related personnel expense, facilities and equipment expense and other costs related to both our consumer product and drug development business segments. We charge all research and development expenses to operations as incurred in the ongoing development of new consumer products and in development of our drug candidate CVSI-007. We incurred research and development expenses of $0.7 million and $1.2 million, respectively, for the years ended December 31, 2017 and 2016.

Source and Availability of Raw Materials

The Company has historically sourced raw materials from well-established and well-recognized hemp growers in Europe. We have maintained access to these growers for their raw material supply, and continue to explore and develop other relationships to ensure that we can meet the expected demand for bulk hemp products well into the future. Our current inventory levels are sufficient to support sales through 2019, resulting in reduced cash outflow for inventory purchases. The Company had two supply arrangements in place with European farmers to supply raw material through 2018, which have since been terminated. As such, we recorded an impairment expense of $2.7 million during the year ended December 31, 2016, related to acquired goodwill and intangible assets from PhytoSPHERE Systems LLC (“PhytoSPHERE”) (See Note 6 of the Company’s consolidated financial statements). In addition, during the year ended December 31, 2016, we recorded a $3.6 million impairment of certain raw material inventory (See Note 3 of the Company’s consolidated financial statements).

Environmental Matters

Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.

Employees

As of March 26, 2018, we had a total of 52 full-time employees. In addition to our full-time employees, we contract with third-parties for the conduct of certain preclinical, clinical and manufacturing activities related to drug development efforts. We do not currently have any part-time employees. We have no collective bargaining agreements with our employees and none are represented by labor unions. Management believes the Company has good relationships with its employees.

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

As of December 31, 2017, our primary facility consists of approximately 24,000 square feet of leased office, laboratory and warehouse space located in San Diego, California, which is leased through January 2026 and used by both of our business segments. We lease one facility in Las Vegas, Nevada and one additional facility in San Diego related to our distribution activities that cover an aggregate of approximately 2,500 square feet of warehouse and office space. We believe that our existing facilities are suitable but we may require additional space to accommodate our growing organization. We believe such space will be available on commercially reasonable terms. (See Note 11 of the Company’s consolidated financial statements).

ITEM 3. LEGAL PROCEEDINGS

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint. After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016. The Company’s reply brief was filed on April 25, 2016. Defendant Stuart Titus was served with the Summons & Complaint in the case and he subsequently completed briefing his motion to dismiss, through separate counsel. No hearing date has been set by the Court at this time with respect to the motions to dismiss. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

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

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands, alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain Supply Agreement between the Company and Dun Agro dated December 19, 2013 and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. The Company filed its reply to the complaint by March 29, 2017. Management intends to vigorously defend the complaint allegations and an estimate of possible loss cannot be made at this time.

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

The Company is a plaintiff in two litigation matters involving former credit card processors of the Company. On September 10, 2017, the Company filed a complaint against one such credit card processor, PayToo Merchant Services Corporation (“Pay Too”), a Florida corporation, in the Circuit Court in Broward County, Florida, asserting breach of contract claims for PayToo’s failure to remit approximately $250,000 to the Company for credit card sales processed by PayToo from January 2017 to February 2017. On December 11, 2017, the Company filed a complaint against the other credit card processor, T1 Payments, LLC (“T1”), a Nevada corporation, in District Court, Clark County, Nevada, asserting breach of contract claims for T1’s failure to remit approximately $500,000 to the Company for credit card sales processed by T1 from February 2017 to October 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC:QB under the symbol CVSI. Trading of securities on the OTC:QB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC:QB for the following periods. These prices reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2017
	High	Low
First Quarter	$0.59	$0.36
Second Quarter	0.41	0.22
Third Quarter	0.36	0.21
Fourth Quarter	0.68	0.14

Fiscal Year Ended December 31, 2016
	High	Low
First Quarter	$1.00	$0.11
Second Quarter	0.62	0.36
Third Quarter	0.38	0.20
Fourth Quarter	0.93	0.26

No cash dividends have been paid on our common stock for the 2017 and 2016 fiscal years and the Board has not considered any change in this practice, and has no intentions of considering any such change in the foreseeable future.

The payment of cash dividends in the future will be determined by our Board of Directors (the “Board”), in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. There were more than 18,000 individual participants in securities positions listings of our common stock on March 26, 2018.

We did not repurchase any shares of our common stock during the fiscal year covered by this Annual Report on Form 10-K. However, during 2015, the Company was issued a $600,000 secured promissory note in connection with a litigation settlement (the “Settlement Note”) with MJNA, HempMeds PX, LLC, Kannaway, LLC, General Hemp, LLC, HDDC Holdings, LLC, Rabbit Hole Technologies, Inc., Hemp Deposit and Distribution Corporation and MJNA Holdings, LLC (collectively, the “MJNA Parties”). The collateral under the Settlement Note was Company common stock held by the issuer of the Settlement Note. The Company received $305,271 in payments on the Settlement Note before the issuer of the Settlement Note defaulted for failure to timely pay the fourth installment obligation in the amount of $101,757. On December 3, 2015, the Company foreclosed on the unpaid balance of the Settlement Note in exchange for 624,600 shares of Company common stock held by the issuer of the Settlement Note. As of December 31, 2015, the Company had received 500,000 shares of Company common stock in partial settlement of the unpaid balance under the Settlement Note. The Settlement Note balance of $60,351 as of December 31, 2015 represents the fair value at the foreclosure date of the remaining 124,600 shares. In December 2016, the Company obtained the remaining 124,600 shares of Company common stock held as collateral from the MJNA Parties pursuant to the terms of the Settlement Note, which were immediately cancelled upon receipt.

See the Equity Compensation Plan Information table in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On March 30, 2017, the Company agreed to issue 500,000 shares of its common stock to Hemp Consult valued at $.404 per share on such date in exchange for hemp oil. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirements of the Act in transactions not involved in a public offering pursuant to Section 4(a)(2) under the Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended December 31, 2017 and December 31, 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

OVERVIEW

We are a life science company with two distinct business segments. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing synthetic CBD. Our consumer product segment is focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors. On June 8, 2016, the Company changed its trading symbol from CANV to CVSI, and continues to be traded on the OTC:QB.

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

We expect to realize revenue from our consumer products business segment to fund our working capital needs. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unable to fund our drug development efforts, we may need to curtail or delay such activity.

Non-GAAP Financial Measures

We currently focus on Adjusted EBITDA to evaluate our business relationships and our resulting operating performance and financial position. Adjusted EBITDA is defined by us as EBITDA (net income minus interest income, plus interest expense, income tax expense, depreciation and amortization), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance and it is a meaningful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain non-cash items and other adjustments.

We believe that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding our performance for the following reasons:

•	because non-cash equity grants made to employees and non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. As such, we do not believe stock-based compensation expense is a key measure of our operating performance; and
•	revenues and expenses associated with acquisitions, dispositions, equity issuance and related offering costs can vary from period to period and transaction to transaction and are not considered a key measure of our operating performance.

We use Adjusted EBITDA:

•	as a measure of operating performance;
•	to evaluate the effectiveness of our business strategies; and
•	in communication with our Board concerning our financial performance.

Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with GAAP.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual requirements;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and
•	Adjusted EBITDA can differ significantly from company to company depending on strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and the level of capital investment, thus, limiting is usefulness as a comparative measure.

Adjusted EBITDA should not be considered as a measure of discretionary cash available to us for investment in our business. We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA as supplemental information.

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2017 and 2016 is detailed below:

	For the years ended December 31,
	2017	2016
Net loss	$(4,897,139)	$(14,141,298)
Interest income	(2)	(27,658)
Interest expense	506,384	1,086,793
Amortization of purchased intangible assets	35,400	857,400
Depreciation of property & equipment	147,395	195,167
EBITDA	(4,207,962)	(12,029,596)

EBITDA Adjustments:
Stock-based compensation expense (1)	3,419,799	3,274,034
Gain on collection of notes receivable (2)	–	(379,486)
Loss on extinguishment of debt (3)	188,822	–
Gain on derivative liability (4)	(248,875)	(147,200)
Royalty buy-out (5)	2,432,000	–
Impairment of inventory (6)	–	3,562,459
Impairment of PhytoSPHERE goodwill and intangible assets (7)	–	2,746,512
Bad debt expense (8)	483,407	–
Total EBITDA Adjustments	6,275,153	9,056,319
Adjusted EBITDA	$2,067,191	$(2,973,277)

   _________________

(1)	Represents stock-based compensation expense related to stock options and warrants awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.
(2)	Represents gain on collection of note receivable.
(3)	Represents loss on extinguishment of debt
(4)	Represents gain on change in derivative liability associated with the Iliad Note (See Note 7 of the Company’s consolidated financial statements).
(5)	Represents the share-based royalty buy-out associated with the CanX acquisition (See Note 5 of the Company’s consolidated financial statements).
(6)	Represents the impairment expense of certain raw material inventory (See Note 3 of the Company’s consolidated financial statements).
(7)	Represents the impairment expense associated with acquired goodwill and intangible assets from PhytoSPHERE (See Note 6 of the Company’s consolidated financial statements).
(8)	Recognition of the write-off of certain of the Company’s accounts receivable during 2017 that are not considered normal write offs.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the year ended December 31, 2016, an impairment expense of $2.7 million was recorded related to the PhytoSPHERE acquired goodwill and intangible assets (See Note 6 of the Company’s consolidated financial statements). No impairments were noted during the year ended December 31, 2017.

Accounts receivable - The Company extends credit to certain customers and distributors located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each of December 31, 2017 and 2016, we maintained an allowance for doubtful accounts related to our accounts receivable in the amount of $200,000 and $100,000, respectively.

Inventory - Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. During the year ended December 31, 2016, the Company recorded an impairment of inventory expense of $3.6 million (See Note 3 of the Company’s consolidated financial statements). No impairment of inventory expense was recorded for the year ended December 31, 2017.

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

Results of Operations

Comparison of the Years ended December 31, 2017 vs. December 31, 2016

Revenues and gross profit - We had sales of $20.7 million and gross profit of $14.5 million, representing a gross profit percentage of 70.0% in 2017 compared with sales of $11.1 million and gross profit of $7.0 million, representing a gross profit percentage of 63.3% in 2016. The Company increased sales by $9.6 million or 87% in 2017 when compared to 2016 results.

The sales increase in 2017 compared with 2016 is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products, particularly during the second half of 2017, as we continued to expand and maintain our core customer base which further supports our decision to change our sales strategy from primarily bulk oil sales during 2015 to primarily branded consumer products in 2016.

The gross profit increase in 2017 compared with 2016 is the result of our change in sales mix and the inventory impairment recorded in 2016 which resulted in lower raw material unit costs.

Selling, general and administrative expenses - Selling, general and administrative (“SG&A”) expenses increased to $16.3 million in 2017 compared with $13.1 million in 2016. SG&A expenses include non-cash expenses of $4.1 million and $4.3 million in 2017 and 2016, respectively, which consisted primarily of stock-based compensation, amortization of intangible assets, depreciation of fixed assets and bad debt expense. After adjusting for these non-cash expenses, SG&A expenses increased by $3.4 million in 2017 compared to 2016, an approximate 38% increase in 2017 compared to 2016. This increase relates primarily to increased employee headcount and higher commissions, both directly related to our 87% increase in sales in 2017 compared to 2016.

Research and development expenses - Research and development (“R&D”) expense decreased to $0.7 million in 2017 compared with $1.2 million in 2016. These expenses are related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment. We incurred $0.4 million and $0.3 million of R&D expenses related to our specialty pharmaceutical segment in 2017 and 2016, respectively. After adjusting for the specialty pharmaceutical R&D expense, R&D costs related to our consumer products segment decreased by $0.6 million in 2017. This decrease resulted primarily from decreased headcount, product research and scientific studies related to our consumer products business segment.

Royalty buy-out – Royalty buyout of $2.4 million in 2017 relates to the Company’s share-based royalty buy-out associated with the CanX Acquisition (See Note 5 of the Company’s consolidated financial statements).

Impairment of Inventory - Impairment of inventory of $3.6 million in 2016 relates to the write-off of certain raw material inventory (See Note 3 of the Company’s consolidated financial statements).

Impairment of PhytoSPHERE goodwill and intangible assets - Impairment of PhytoSPHERE goodwill and intangible assets of $2.7 million in 2016 relates to the write-off of goodwill and intangible assets associated with the PhytoSPHERE acquisition (See Note 6 of the Company’s consolidated financial statements).

Interest expense - Interest expense decreased to $0.5 million in 2017 compared with $1.1 million in 2016. The decrease in interest expense was due to lower borrowings, accrued interest and the amortization of debt discounts and the derivative liability.

Liquidity and Capital Resources

A summary of our changes in cash flows for the years ended December 31, 2017 and 2016 is provided below:

	For the years ended December 31,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$3,615,004	$(2,053,740)
Investing activities	(2,000,395)	852,678
Financing activities	119,467	1,740,068
Net increase (decrease) in cash and restricted cash	1,734,076	539,006
Cash and restricted cash, beginning of period	1,057,468	518,462
Cash and restricted cash, end of period	$2,791,544	$1,057,468

Cash requirements and liquidity needs are primarily funded through operating cash flows and proceeds from selling Company stock and debt issuance.

Operating Activities

Net cash provided by or used in operating activities includes net loss adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, amortizations of debt issuance costs and beneficial conversion features, stock-based compensation and accrued interest expense. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash provided in operating activities increased to $3.6 million in 2017 compared to net cash used in operating activities of $2.1 million in 2016, an improvement of $5.7 million. The primary reason for this change is the reduction in our net loss to $4.9 million in 2017 compared to $14.1 million in 2016, a $9.2 million improvement. Our increased sales, gross margins, and ability to convert our inventory investment into cash are the primary contributors to this improvement.

Investing Activities

Net cash used in investing activities increased to $2.0 million in 2017 compared with $0.9 million of cash provided by investing activities for 2016. Net cash used in investing activity in 2017 consisted of tenant improvements of $1.5 million to our new corporate facility, and $0.5 million in equipment purchases. Net cash provided by investing activities were $0.9 million in 2016 consisting primarily of cash received in connection with the collection of the related parties notes receivable and cash received from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities decreased to $0.1 million in 2017 compared with $1.7 million for 2016. The primary reason for the decrease is the Company’s ability to operate and expand from current operating cash flow, lowering the need for external financing. Cash flows provided by financing activities in 2017 consisted of new external convertible debt financing of $0.8 million, repayment of convertible debt financing of $0.5 million and insurance financing of $0.2 million, compared with $2.8 million of external financing and $0.8 million of convertible debt repayment in 2016.

Liquidity

The Company’s net loss decreased to $4.9 million in 2017 compared with $14.1 million in 2016. In addition, we had positive cash flow from operations of $3.6 million in 2017 compared $2.1 million of negative cash flow from operations in 2016. The decrease in net loss and improvement in cash flow from operations is primarily due to increased sales and gross margin. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current raw material inventory levels are sufficient to support sales through 2019, resulting in reduced cash outflow for raw material inventory purchases. In addition, we do not intend to purchase raw material inventory from our supply chain arrangements from the 2017 or 2018 crop. The Company’s pharmaceutical business segment may require additional capital over the next 12 months. Management believes that it will be able to fund our drug development efforts in 2018 either through current cash flow, or, through external financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to generate sufficient cash flow or raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Off-Balance Sheet Arrangements

The Company previously had two supply arrangements with European farmers to supply raw inventory material through October 2018. Both agreements have been terminated and we do not intend to purchase raw inventory material from the 2017 or 2018 crop.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, begins on page F-1 of this Annual Report on Form 10-K.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2017. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework (2013). Based on that evaluation, the Company’s management concluded that the Company’s internal controls over financial reporting were effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter of the fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and, except for the SEC enforcement actions discussed in Item 3 “Legal Proceedings” above and judgment against Mr. Mona, Jr. in 2012 in connection with the lawsuit filed by Far West Industries, as previously reported by the Company in its Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2014, and other filings made by the Company pursuant to the Exchange Act and the Securities Act, during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position	Director since the below date (1)
Michael Mona, Jr. (2)	63	Director, President and Chief Executive Officer	January 28, 2013
Joseph Dowling (3)	60	Chief Financial Officer and Secretary
Michael Mona, III (4)	32	Director, Chief Operating Officer	May 24, 2016
Larry Raskin	61	Director	May 7, 2014
James McNulty	67	Director	January 4, 2016
Gary Sligar	66	Director	June 2, 2016
Stephen M. Schmitz	61	Director	May 10, 2017
Larry Raskin (5)	62	Director	May 7, 2014
Bart Mackay (6)	61	Director	March 14, 2013

(1)	Each director serves until the next annual meeting of stockholders.

(2)	Elected as President and Chief Executive Officer on November 16, 2012.

(3)	Appointed as Chief Financial Officer on June 16, 2014 and Secretary on August 25, 2014.

(4)	Appointed as Chief Operating Officer on March 15, 2017.

(5)	Resigned on May 5, 2017.
(6)	Resigned on June 1, 2016.

Michael Mona, Jr. Mr. Mona, Jr. is the founder of CV Sciences and possesses more than 30 years of senior management experience in a range of industries including real estate/construction, industrial farming operations, chemical processing and consumer products. Mr. Mona, Jr. is a recognized industry leader in hemp farming operations and chemical extraction, and has established a global supply chain of hemp based products for the Company. Prior to founding CV Sciences, Mr. Mona, Jr. was an entrepreneur, founding two successful real estate/construction companies, M&M Development, Inc., where he has served as the President since 1994, and Mona Co. Development. As our President and Chief Executive Officer, Mr. Mona, Jr. is specially qualified to serve on the Board because of his detailed knowledge of our global operations and supply chain, and the end-consumer market sectors that we serve.

Joseph Dowling. Mr. Dowling was appointed as Chief Financial Officer (“CFO”) of the Company on June 16, 2014 and was appointed Secretary on August 25, 2014. Prior to his appointment as CFO, Mr. Dowling held numerous senior positions including serving as President and CFO of MediVas, LLC, a biotechnology company focused on drug formulation and delivery from 2005 to 2013 where he led day-to-day operations, drug research and development, product development and commercialization and strategic alliance building including license agreements with Pfizer, Merck, Wyeth, DSM, Guidant and Boston Scientific. Mr. Dowling served as a Managing Director in the mergers and acquisitions group at Citigroup from 2005 to 2013. Earlier in his career, Mr. Dowling served in various finance and accounting roles in both public accounting and in the banking industry. Mr. Dowling graduated from University of California, Los Angeles in Economics and is a Certified Public Accountant.

Michael Mona, III. Mr. Mona, III was appointed as Vice President of Operations on July 31, 2013 and has been instrumental in developing the worldwide supply chain for our hemp products. Mr. Mona, III was appointed as Chief Operating Officer in March 2016 and as a director of the Company on May 24, 2016. Mr. Mona, III’s expertise in hemp farming, processing, testing and product development has greatly aided the Company in developing new markets for hemp-based products. Mr. Mona, III heads our consumer product business segment and also leads our efforts to bring hemp, as a viable economic crop, back to the United States through our affiliation with the Kentucky State Department of Agriculture. Prior to joining CV Sciences, Mr. Mona, III held various management positions in the real estate/construction industry including serving as a managing member of Mona Co. Development from 2009-2013. Mr. Mona, III graduated from the University of San Diego in Business Administration.

Larry Raskin. Mr. Raskin was initially appointed as a director of the Company on May 7, 2014 and resigned from this position on May 5, 2017. Mr. Raskin has been the Global Vice President of Leadership Development of ACN Inc., a telecommunications company, since 2012. Mr. Raskin joined ACN Inc. in 1994 and has held various positions in the company, including Vice President of Sales North America from 2001 to 2006 and Senior Vice President in 2012 prior to his current position. Prior to joining ACN Inc., Mr. Raskin was National Marketing Director at National Safety Associates of Memphis, Tennessee from 1988 to 1994. Mr. Raskin’s extensive business background makes him a valuable member of the Board.

James McNulty. Mr. McNulty was initially appointed as a director of the Company on January 4, 2016. Mr. McNulty has served as CFO of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in the development of pharmaceuticals, since 2000. Mr. McNulty currently serves as CEO of MYMD Pharmaceuticals, is a Director of Quantum Sciences Technology, Inc., and is CFO of Defender Pharmaceuticals, Inc., all of which are privately-held companies. Mr. McNulty was CFO of Biodelivery Sciences International, Inc. (NASDAQ: BDSI) (“BDSI”) from 2000 until his retirement from BDSI in December 2014. BDSI is a specialty pharmaceutical company that is leveraging its novel and proprietary patented drug delivery technologies to develop and commercialize, either on its own or in partnerships with third parties, new applications of proven therapeutics. The development strategy focuses on utilization of the FDA’s 505(b)(2) approval process to potentially obtain timely and efficient approval of new formulations of previously approved therapeutics which incorporate the company's licensed drug delivery technologies. Mr. McNulty has performed accounting and consulting services, including expert testimony as a Certified Public Accountant since 1975. Mr. McNulty chairs the Company’s audit committee which was formally chartered on March 16, 2016. Mr. McNulty’s knowledge of the pharmaceutical industry and technical accounting issues as well as extensive business background makes him a valuable addition to the Board.

Gary Sligar. Mr. Sligar was initially appointed as a director of the Company on June 2, 2016. Mr. Sligar’s career spans 35 years in the commercial real estate industry including appraisal, commercial mortgage, property/asset management, leasing, construction and development. Since 2000, Mr. Sligar has co-owned and managed Paradise Properties LLC, a Florida-based real estate investment/development company focusing on office, retail, hotel, restaurant and multifamily properties in Southwest Florida. In 2008, Mr. Sligar founded TRECAP Partners, LLC which was subsequently acquired by Hunt Investment Management, an SEC-registered investment advisor and a subsidiary of the Hunt Companies, Inc. Mr. Sligar served as President of Hunt Investment Management until 2012 and a consultant to Hunt Investment Management from 2012 to 2014. Mr. Sligar also served on the Board of Directors of Hunt Investment Management from 2011 to 2013. Prior to Paradise Properties, LLC, Mr. Sligar was the founder and Chief Executive Officer of Compass Management and Leasing, Inc. from 1989 until its sale to Lasalle Partners in 1999. Before the formation of Compass Management and Leasing, Inc., Mr. Sligar was the Executive Vice President responsible for the New York office asset management operations for Equitable Real Estate from 1986 to 1989. Mr. Sligar is a graduate of Tulsa University and has completed certain graduate studies at the University of Houston. Mr. Sligar’s extensive business background makes him a valuable member of the Board.

Stephen M. Schmitz, MD, MPH, was initially appointed as a director of the Company on May 10, 2017. Dr. Schmitz is a board certified physician with nearly 20 years of experience in the pharmaceutical industry with extensive experience in drug safety, dietary supplement safety, clinical development and regulatory affairs. He has worked for several major pharmaceutical companies in the Boston area, in the therapeutic areas of neurosciences, ophthalmology, medical devices and orphan (rare) diseases. While the focus of his pharma career has been in drug safety, he has also worked in clinical development and served as the medical monitor for numerous studies. Before entering the pharmaceutical industry, Dr. Schmitz worked in preventive medicine, and practiced family medicine and occupational medicine. Dr. Schmitz earned his B.S. in Biology from Fairfield University, an M.D. from Rutgers Medical School, and his M.P.H. from the Boston University School of Public Health. Since 2012, Dr. Schmitz has worked in drug safety for Shire, a global pharmaceutical company. Dr. Schmitz’ knowledge of the pharmaceutical industry as well as extensive business background makes him a valuable addition to the Board.

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

The Compensation Committee consists of all three independent Board members, James McNulty, Gary Sligar and Stephen M. Schmitz, and has established a charter that requires all members of the Compensation Committee to be “non-employee directors” for purposes of Rule 16b-3 of the Exchange Act, and satisfy the requirements of an “outside director” for purposes of Section 16(m) of the Internal Revenue Code. The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers, our general employee compensation and other policies and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is authorized to carry out these activities and other actions reasonably related to the Compensation Committee's purposes or assigned by the Board of Directors from time to time. The Compensation Committee's specific responsibilities are delineated in its charter.

The Audit Committee consists of James McNulty, Gary Sligar and Stephen M. Schmitz, and has established a charter that requires all members of the Audit Committee to be independent in accordance with applicable listing standards. Our securities are quoted on the OTC:QB, which does not have any director independence requirements. Further, companies with securities only listed on the OTC:QB are not required to comply with the independence standards set forth in Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has also determined that Mr. McNulty is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal year 2017 with the exception of: (i) one late Form 4 filed by each of Gary Sligar, Stephen Schmitz, James McNulty, Joseph Dowling, Michael J. Mona Jr., and Michael Mona, III; and (ii) one late Form 3 filed by Stephen Schmitz. Each of the abovementioned reports contained one transaction except for one Form 4 filed by each of Mr. Mona, Jr., Mr. Dowling, Mr. Mona, III, Mr. McNulty and Dr. Schmitz, which contained two transactions.

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

Family Relationships

Our Chief Operating Officer, Michael Mona, III, is the son of our President, Chief Executive Officer and Director, Michael Mona, Jr.

Compensation of Directors

We have an informal plan for compensating our directors for their services, whereby each director, other than Board members who are also Company management, receives $500 per meeting of the Board of Directors attended in person. Each of our directors are expected in the future to receive stock grants as further compensation for their services.

Name of Directors * indicates Independent Director	Fiscal Year	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)(6)	Total ($)
Bart Mackay (1)	2017	$–	$–	$–	$–	$–
	2016	$500	$10,625	$–	$30,831	$41,956
Larry Raskin (2)	2017	$500	$–	$–	$–	$500
	2016	$500	$–	$64,138	$–	$64,638
James McNulty (3)	2017	$500	$–	$25,816	$–	$26,316
	2016	$1,000	$–	$64,138	$–	$65,138
Gary Sligar (4)	2017	$500	$–	$42,796	$–	$43,296
	2016	$500	$–	$64,138	$–	$64,638
Stephen M. Schmitz(5)	2017	$500	$–	$26,094	$–	$26,594
	2016	$–	$–	$–	$–	$–

(1)	Resigned on June 1, 2016.
(2)	Resigned on May 5, 2017.
(3)	Appointed on January 4, 2016.
(4)	Appointed on June 2, 2016.
(5)	Appointed on May 10, 2017.
(6)	Represents the Black-Scholes value for the issuance of a warrant of 100,000 shares to Bart Mackay on July 6, 2016 in recognition of his valuable service to the Company and in connection with his resignation as previously reported in the July 2016 8-K (defined below).

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

On July 6, 2016, the Board of Directors approved the grant of 200,000 stock options to each of Larry Raskin, James McNulty and Gary Sligar in recognition of such individual’s respective Board service. The stock options have a term of ten (10) years, are durational-based, vesting in twenty-four (24) equal monthly installments measured from the date of grant and were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, 166,666 option shares have vested with respect to each such grant to Mr. McNulty and Mr. Sligar. On July 6, 2016, the Board of Directors of the Company approved the grant of 50,000 stock options to Larry Raskin, James McNulty and Gary Sligar. The stock options have a term of ten (10) years, are 100% vested as of the date of grant and were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. None of the recipients has exercised any of the foregoing stock options and all of Mr. Raskin’s options terminated 60 days following the date of his resignation from the Board.

Conflicts of Interest

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

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

Summary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All other Compensation ($)(3)	Total ($)
Michael Mona, Jr.	2017	$330,000	$390,456	$313,200	$403,387	$30,736	$1,467,779
Chairman and CEO	2016	$314,808	$20,000	$–	$485,442	$47,560	$867,810
Joseph Dowling	2017	$275,000	$175,000	$92,421	$74,071	$18,000	$634,492
Chief Financial Officer	2016	$262,340	$20,000	$–	$98,745	$10,500	$391,585
Michael Mona, III	2017	$225,000	$175,000	$107,120	$182,601	$15,793	$705,514
Chief Operating Officer	2016	$202,212	$20,000	$–	$314,710	$37,915	$574,837

____________

(1)	These amounts reflect the grant date fair value of stock options as determined under ASC Topic 718 and using the Black-Scholes model. The underlying valuation assumptions for stock option awards made are further disclosed in Note 10 to our consolidated financial statements filed with our Annual Reports on Form 10-K for the year ended December 31, 2017.
(2)	These amounts reflect the vesting date fair value of performance-based stock options as determined under ASC Topic 718 and using the Black-Scholes model. As further discussed below, on July 6, 2016, each of the executives was granted a performance-based option to purchase shares of the Company’s Common Stock which vest and become exercisable upon the completion of each of four defined option performance conditions. On October 5, 2016, the first performance criteria was met. On July 14, 2017, the second performance criteria was met.
(3)	These amounts reflect $12,482 related to an auto lease and $17,894 related to life insurance premiums paid by the Company on behalf of Michael Mona Jr, $15,793 related to an auto lease paid by the Company on behalf of Michael Mona III and $18,000 related to an auto allowance provided to Joseph Dowling during the year ended December 31, 2017. These amounts reflect $36,824 related to an auto lease and $10,736 related to a life insurance premiums paid by the Company on behalf of Michael Mona, Jr., $37,915 related to an auto lease paid by the Company on behalf of Michael Mona III and $10,500 related to an auto allowance provided to Joseph Dowling during the year ended December 31, 2016.

Compensation Arrangements

The Board of Directors approved a salary of $330,000 for our President and Chief Executive Officer on July 6, 2016 in connection with the entry of the Company into an Employment Agreement with Mr. Mona, Jr. on the same date (the “Mona Employment Agreement”), as previously discussed in the Current Report on Form 8-K filed by the Company with the SEC on July 11, 2016 (the “July 2016 8-K”). During fiscal year 2017, Mr. Mona, Jr.’s total compensation was $1,467,779. During fiscal year 2016, Mr. Mona, Jr.’s total compensation was $867,810. On December 8, 2014, the Compensation Committee approved the grant of 4,000,000 stock options to Mr. Mona, Jr. (the “December 2014 Option”). The stock option has a term of ten (10) years, is durational based, with 67% vested as of the date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from January 31, 2015, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On September 23, 2015, the Compensation Committee approved the grant of 1,470,000 stock options to Mr. Mona, Jr. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant.  On December 28, 2015, the Compensation Committee approved the grant of 530,000 stock options to Mr. Mona, Jr. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 6,000,000 standalone stock options to Mr. Mona, Jr. which were not granted under the Company’s Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”). As set forth in the Current Report on Form 8-K filed with the SEC on March 22, 2017 (the “March 2017 8-K”), the terms of the option were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. As previously reported by the Company in the March 2017 8-K, on March 15, 2017, the Board approved an amendment to the Mona Employment Agreement to provide eligibility for a cash bonus upon the occurrence of certain liquidity events of the Company as more particularly set forth in the March 2017 8-K and approved the re-pricing of the exercise price of the December 2014 Option to $0.38 per share, which represents the fair market value of the Company’s common stock as of such date. Section 162(m) of the Internal Revenue Code of 1986, as amended, denies a deduction to any publicly-held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation to such covered employee exceeds $1.0 million, subject to certain exceptions. It is possible that compensation attributable to the standalone option awards granted to Mr. Mona, Jr. and Mr. Dowling and Mr. Mona, III, as further discussed below, when combined with all other types of compensation received by such individuals from the Company, may cause this limitation to be exceeded in any particular year. Also, as previously reported by the Company in the March 2017 8-K, on March 15, 2017, the disinterested members of the Board approved the grant of 200,000 stock options to Mr. Mona, Jr. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. Also, on March 15, 2017, as previously reported by the Company in the March 2017 8-K, the disinterested members of the Board approved the grant of 5,000,000 standalone stock options to Mr. Mona, Jr., which were not granted under the Amended 2013 Plan. The grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of three defined option performance conditions.

The Board of Directors approved a salary of $275,000 for our Chief Financial Officer on July 6, 2016 in connection with the entry of the Company into an Employment Agreement with Mr. Dowling on the same date, as previously discussed in the July 2016 8-K. During fiscal year 2017, Mr. Dowling’s total compensation was $634,492. During the fiscal year 2016, Mr. Dowling’s total compensation was $391,585. On June 16, 2014, the Compensation Committee approved the grant of 600,000 stock options to Mr. Dowling (the “Dowling October 2014 Option”). The stock option is durational-based, with 25% vested on June 16, 2015, and the remaining options vesting in 36 equal monthly installments measured from June 16, 2015, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On May 13, 2015, the Compensation Committee approved a grant of 100,000 stock options to Mr. Dowling (the “May 2015 Option”). The stock option is durational-based, with 25% vested on May 13, 2016, and the remaining options vesting in 36 equal monthly installments. On September 23, 2015, the Compensation Committee approved the grant of 200,000 stock options to Mr. Dowling.  The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one-year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On December 28, 2015, the Compensation Committee approved the grant of 150,000 stock options to Mr. Dowling. The stock option is durational-based, with 50% of the shares subject to the option vested on September 23, 2016 and the remaining options vesting in twelve (12) successive equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant.  As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 1,000,000 standalone stock options to Mr. Dowling which were not granted under the Amended 2013 Plan. As set forth in the March 2017 8-K, the terms of the options were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. As previously reported by the Company in the March 2017 8-K, on March 15, 2017, the Board approved the re-pricing of the exercise price of the Dowling October 2014 Option and May 2015 Option to $0.38 per share, which represents the fair market value of the Company’s common stock as of such date. Also, as previously reported by the Company in the March 2017 8-K, on March 15, 2017, the Board approved the grant of 100,000 stock options to Mr. Dowling. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As previously discussed in the Current Report on Form 8-K filed with the SEC on April 12, 2017 (the “April 2017 8-K”), on April 7, 2017, the Compensation Committee approved the grant of 1,000,000 standalone stock options to Mr. Dowling which were not granted under the Amended 2013 Plan. As set forth in the April 2017 8-K, the terms of the options were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of three defined option performance conditions.

The Board of Directors approved a salary of $225,000 for our Chief Operating Officer on July 6, 2016 in connection with the entry of the Company into an Employment Agreement with Mr. Mona, III on the same date (the “Mona III Employment Agreement”) as previously discussed in the July 2016 8-K. During fiscal year 2017, Mr. Mona, III’s total compensation was $705,514. During fiscal year 2016, Mr. Mona, III’s total compensation was $574,837. On October 1, 2014, the Compensation Committee approved the grant of 500,000 stock options to Mr. Mona, III (the “Mona III October 2014 Option”). The stock option has a term of ten (10) years, is durational-based, with 125,000 option shares vested on June 16, 2015, and the remaining option shares vesting in thirty-six (36) equal monthly installments measured from June 16, 2015, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. On January 2, 2015, the Compensation Committee approved the award of 250,000 shares of common stock to the Company’s Vice President of Operations, Michael Mona, III, with a value equal to the fair market value of the Company’s common stock at the time of the award. On September 23, 2015, the Compensation Committee approved the grant of 343,000 stock options to Mr. Mona, III.  The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one-year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As previously discussed in the July 2016 8-K, on July 6, 2016, the Compensation Committee approved the grant of 4,000,000 standalone stock options to Mr. Mona, III which were not granted under the Amended 2013 Plan. As set forth in the March 2017 8-K, the terms of the options were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. As previously reported by the Company in the March 2017 8-K, on March 15, 2017, the Board approved an amendment to the Mona III Employment Agreement to provide eligibility for a cash bonus upon the occurrence of certain liquidity events of the Company as more particularly set forth in the March 2017 8-K and approved the re-pricing of the exercise price of the Mona III October 2014 Option to $0.38 per share, which represents the fair market value of the Company’s common stock as of such date. Also, as previously reported by the Company in the March 2017 8-K, on March 15, 2017, the disinterested members of the Board approved the grant of 100,000 stock options to Mr. Mona, III. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As previously discussed in the April 2017 8-K, on April 7, 2017, the Compensation Committee approved the grant of 1,000,000 standalone stock options to Mr. Mona, III which were not granted under the Amended 2013 Plan. As set forth in the April 2017 8-K, the terms of the options were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of three defined option performance conditions.

Option Grants

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On each of December 21, 2015, October 24, 2016 and July 14, 2017, the Company’s stockholders approved an amendment to the Amended 2013 Plan to increase the number of shares that may be issued under the Amended 2013 Plan. There are currently 25,000,000 shares of common stock authorized for issuance under the Amended 2013 Plan. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated. As of December 31, 2017, the Company had 9,176,723 of authorized unissued shares reserved and available for issuance under the Amended 2013 Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides a summary of all outstanding equity awards for Named Executive Officers at the end of fiscal year 2017.

	Option Awards
Name	Award Grant and Commencement of Vesting Date	Number of securities underlying unexercised option (#) exercisable	Number of securities underlying unexercised option (#) unexercisable	Option exercise price ($)	Option Expiration Date

Michael Mona, Jr.	12/8/2014	4,000,000	–	$0.38	12/8/2024
Chairman, CEO	9/23/2015	1,470,000	–	$0.73	9/23/2025
	10/28/2015	530,000	–	$0.16	10/28/2025
	10/5/2016	1,500,000	–	$0.37	7/5/2026
	3/15/2017	200,000	–	$0.38	3/15/2027
	7/14/2017	1,500,000	–	$0.37	7/5/2026
	7/14/2017	1,250,000	–	$0.38	3/15/2027

Joseph Dowling	10/1/2014	524,940	75,060	$0.38	10/1/2024
Chief Financial Officer	5/21/2015	64,577	35,423	$0.38	5/21/2025
	9/23/2105	200,000	–	$0.73	9/23/2025
	12/28/2015	150,000	–	$0.16	12/28/2025
	10/5/2016	250,000	–	$0.37	7/5/2026
	3/15/2017	100,000	–	$0.38	3/15/2027
	7/14/2017	250,000	–	$0.37	7/5/2026
	7/14/2017	250,000	–	$0.38	3/15/2027

Michael Mona, III	10/1/2014	500,000	–	$0.38	10/1/2024
Chief Operating Officer	9/23/2015	343,000	–	$0.73	9/23/2025
	10/5/2016	1,000,000	–	$0.37	7/5/2026
	3/15/2017	100,000	–	$0.38	3/15/2027
	7/14/2017	1,000,000	–	$0.37	7/5/2026
	7/14/2017	250,000	–	$0.38	3/15/2027

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The following table sets forth, as of March 29, 2018, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 2688 South Rainbow Boulevard, Suite B, Las Vegas, NV 89146.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
Mai Dun Limited (3)	5,463,162	6.0%
Mackay Ventures, LLC (4)	6,027,094	6.7%
Michael Mona III (5)	4,912,583	5.3%
Joseph Dowling (6)	1,658,332	1.7%
Michael Mona, Jr (7)	10,450,000	10.3%
Bart Mackay (8)	6,256,726	7.0%
James McNulty (9)	1,778,831	2.0%
Gary Sligar (10)	333,331	*
Stephen Schmitz (11)	1,175,998	1.3*

All executive officers and directors as a group (six persons)	20,309,075	19.2%

________________

*Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 90,512,653 shares of our common stock outstanding on March 29, 2018, and are calculated as required by rules promulgated by the SEC.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

(3)	Representing Mai Dun Limited, LLC’s direct ownership of 5,463,162 shares. The address of Mai Dun Limited, LLC is 6325 S. Jones Blvd., Suite 500, Las Vegas, Nevada 89118.

(4)	Beneficial ownership of Mackay Ventures LLC is reported based upon its direct ownership of 618,564 shares and its 99% ownership in Mai Dun Limited, LLC. The address of Mackay Ventures LLC is 6325 S. Jones Blvd., Suite 500, Las Vegas, Nevada 89118.

(5)	Michael Mona, III owns 980,000 shares of record, is a beneficial owner and beneficiary of Mik Nik Trust, which owns 750,000 shares, and on October 1, 2014 was granted a stock option to purchase 500,000 shares of common stock. The stock option has a term of ten (10) years, is durational-based, with 125,000 option shares vested as of June 16, 2015, and the remaining option shares vesting in thirty-six (36) equal monthly increments (such vesting schedule was modified from the original vesting schedule in connection with the re-pricing of the exercise price of such option as set forth in the March 2017 8-K). As of March 29, 2018, 468,750 of the option shares have vested and 20,833 will vest within 60 days. In September 2015, the Compensation Committee approved the grant of 343,000 stock options to Mr. Mona, III. The stock option has a term of ten (10) years, is durational based, with 50% vesting on the one year anniversary date of grant, and the remainder vesting in twelve (12) equal monthly installments measured from September 23, 2016, and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 29, 2018, 100% of the option shares have vested. On July 6, 2016, Mr. Mona, III was granted a standalone option to purchase 4,000,000 shares of the Company’s common stock, which was not granted under the Amended 2013 Plan. The option is performance-based, and vests and becomes exercisable upon the completion of each of four defined option performance conditions. On October 5, 2016, the first performance criterion was met resulting in vesting of the option as to 1,000,000 shares. On July 14, 2017, the second performance criterion was met resulting in vesting of the option as to 1,000,000 shares. On March 15, 2017, Mr. Mona III was granted a stock option to purchase 100,000 shares of common stock. The stock option has a term of ten (10) years, is durational-based, was fully-vested on the grant date and has an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, 100% of the option shares have vested. In April 2017, the disinterested members of the Board approved a grant of 1,000,000 performance-based stock options to purchase shares of the Company’s common stock to Mr. Mona, III, which were not granted under the Amended 2013 Plan. The option is performance-based, and vests and becomes exercisable upon the completion of each of three defined option performance conditions. On July 14, 2017, the first performance criterion was met resulting in vesting of the option as to 250,000 shares. As of March 29, 2018, 250,000 shares have vested.

(6)	On October 16, 2014, the Compensation Committee approved the grant of 600,000 stock options to Mr. Dowling. The stock option is durational-based, with 25% vested on June 16, 2015, and the remaining options vesting in 36 equal monthly installments. As of March 29, 2018, 562,500 option shares have vested and another 25,000 shares will vest within 60 days. On May 13, 2015, the Compensation Committee approved a grant of 100,000 stock options to Mr. Dowling. The stock option is durational-based, with 25% vested on May 13, 2016, and the remaining options vesting in 36 equal monthly installments. As of March 29, 2018, 66,666 option shares have vested and 4,166 option shares will vest within 60 days. In December 2015, the Compensation Committee approved the grant of 150,000 stock options to Mr. Dowling. The stock option is durational-based, with 50% of the shares subject to the option vested on September 23, 2016 and the remaining options vesting in twelve (12) successive equal monthly installments measured from September 23, 2016. As of March 29, 2018, 100% of the option shares have vested. On July 6, 2016, Mr. Dowling was granted a standalone option to purchase 1,000,000 shares of the Company’s common stock, which was not granted under the Amended 2013 Plan. The option is performance-based, and vests and becomes exercisable upon the completion of each of four defined option performance conditions. On October 5, 2016, the first performance criterion was met resulting in vesting of the option as to 250,000 shares. On July 14, 2017, the second performance criterion was met resulting in vesting of the option as to 250,000 shares. On March 15, 2017, Mr. Dowling was granted a stock option to purchase 100,000 shares of common stock. The stock option has a term of ten (10) years, is durational-based, was fully-vested on the grant date and has an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, 100% of the option shares have vested. In April 2017, the disinterested members of the Board approved a grant of 1,000,000 performance-based stock options to purchase shares of the Company’s common stock to Mr. Dowling, which were not granted under the Amended 2013 Plan. The option is performance-based, and vests and becomes exercisable upon the completion of each of three defined option performance conditions. On July 14, 2017, the first performance criterion was met resulting in vesting of the option as to 250,000 shares. As of March 29, 2018, 250,000 shares have vested.

(7)	On December 8, 2014, the Compensation Committee approved the grant of 4,000,000 stock options to Michael Mona, Jr., the Company’s President and Chief Executive Officer (the “December 2014 Option”). The stock option is durational-based, with 67% vested as of the date of grant and the remainder vesting in twelve (12) equal monthly installments measured from January 31, 2015. In September 2015, the Compensation Committee approved the grant of 1,470,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 29, 2018, both grants were fully vested and 5,470,000 option shares have vested under both grants. In December 2015, the Compensation Committee approved the grant of 530,000 stock options to Mr. Mona. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, 530,000 option shares have vested. Pursuant to the Decree issued by the Court, the Court awarded 3,000,000 shares of the December 2014 Option to Ms. Rhonda Mona, the ex-wife of Mr. Mona. Pursuant to the Amended 2013 Plan, the stock options to purchase shares of common stock granted under the Amended 2013 Plan may not be transferred, however, pursuant to the Decree. Mr. Mona believes that Ms. Mona has shared beneficial ownership of 3,000,000 of the shares of the Company’s common stock that would be acquired upon exercise of the option. On July 6, 2016, Mr. Mona, Jr. was granted a standalone option to purchase 6,000,000 shares of the Company’s common stock, which was not granted under the Amended 2013 Plan. The option is performance-based, and vests and becomes exercisable upon the completion of each of four defined option performance conditions. On October 5, 2016, the first performance criterion was met resulting in vesting of the option as to 1,500,000 shares. On July 14, 2017, the second performance criterion was met resulting in vesting of the option as to 1,500,000 shares. On March 15, 2017, Mr. Mona, Jr. was granted a stock option to purchase 200,000 shares of common stock. The stock option has a term of ten (10) years, is durational-based, was fully-vested on the grant date and has an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, 100% of the option shares have vested. Also, on March 15, 2017, the disinterested members of the Board approved the grant of 5,000,000 standalone stock options to Mr. Mona, Jr., which were not granted under the Amended 2013 Plan. The grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of three defined option performance conditions. On July 14, 2017, the first performance criterion was met resulting in vesting of the option as to 1,250,000 shares. As of March 29, 2018, 1,250,000 shares have vested.

(8)	Beneficial ownership of Bart Mackay is reported based upon his direct ownership of 75,000 shares, his 100% ownership in Mackay Ventures, LLC and his 1% interest in Mai Dun Limited, LLC. Bart Mackay is deemed to have shared voting and investment power over the shares of the Company’s common stock owned by each of Mai Dun Limited, LLC and Mackay Ventures LLC. On July 6, 2016, the Board approved the issuance of a common stock purchase warrant to Mr. Mackay with the right to purchase up to 100,000 shares of the Issuer’s Common Stock (the “Warrant”). The Warrant was 100% vested as of the date of granted and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, all 100,000 warrant shares have vested. The address of Bart Mackay is 6325 S. Jones Blvd., Suite 500, Las Vegas, Nevada 89118.

(9)	Mr. McNulty acquired 50,000 shares pursuant to the CanX purchase agreement at the closing of the transactions contemplated thereby and 45,000 shares subsequently in October 2016 upon achievement of the first milestone as contemplated by the Purchase Agreement. Mr. McNulty was a shareholder of CanX, and acquired his shares of the Company in exchange pursuant to the merger transaction. On July 6, 2016, the Board approved the grant of 50,000 stock options to Mr. McNulty. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 29, 2018, all 50,000 option shares have vested, and Mr. McNulty has not exercised any stock options. On July 6, 2016, the Board approved a grant of 200,000 stock options to Mr. McNulty. The stock option has a term of ten (10) years, is durational-based vesting in twenty-four (24) equal monthly installments measured from July 6, 2016 and an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, 166,665 shares have vested and another 16,666 will vest within 60 days, and Mr. McNulty has not exercised any stock options. On April 12, 2017, Mr. McNulty acquired 1,450,500 shares of common stock of the Company pursuant to the Purchase Agreement Amendment and an agreement regarding share allocation amongst the former CanX shareholders. Mr. McNulty was a shareholder of CanX and acquired these shares pursuant to the issuance of the additional contingent consideration by the Company without the Company having achieved the remaining post-closing milestones and the revisions to the buy-out option of the Company for the royalty payments otherwise due to the former shareholders of CanX.

(10)	On July 6, 2016, the Board approved the grant of 50,000 stock options to Mr. Sligar. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 29, 2018, all 50,000 option shares have vested, and Mr. Sligar has not exercised any stock options. On July 6, 2016, the Board approved a grant of 200,000 stock options to Mr. Sligar. The stock option has a term of ten (10) years, is durational-based vesting in twenty-four (24) equal monthly installments measured from July 6, 2016 and an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, 166,665 shares have vested and another 16,666 will vest within 60 days, and Mr. Sligar has not exercised any stock options. On July 14, 2017, the Board approved a grant of 100,000 stock options to Mr. Sligar. The stock option has a term of ten (10) years, was 100% vested as of the date of grant and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant. As of March 29, 2018, all 100,000 shares have vested and Mr. Sligar has not exercised any stock options.

(11)	Beneficial ownership of Stephen Schmitz is reported based upon his direct ownership of 920,000 shares and his indirect ownership of 56,000 shares which are held in the name of his adult son who resides part-time with Dr. Schmitz. Dr. Schmitz disclaims beneficial ownership of the shares held by his son as such shares are in a custodial account for which Dr. Schmitz ex-wife serves as the custodian. On May 16, 2017, the Board approved the grant of 250,000 stock options to Dr. Schmitz. The stock option has a term of ten (10) years and was granted with an exercise price equal to the fair market value of the Company’s common stock at the time of the grant, with 50,000 option shares vested as of the date of grant, and the remaining 200,000 shares vesting in twenty-four (24) equal monthly installments measured from May 16, 2017. As of March 29, 2018, 133,333 shares have vested and another 16,666 will vest within 60 days. On December 1, 2017, the Board approved the grant of 200,000 stock options to Dr. Schmitz. The stock option has a term of ten (10) years, is durational-based vesting in twenty-four (24) equal monthly installments measured from November 13, 2017 and an exercise price equal to the fair market value of the Company’s common stock at the time of grant. As of March 29, 2018, 33,333 shares have vested and another 16,666 will vest within 60 days, and Dr. Schmitz has not exercised any stock options.

EQUITY COMPENSATION PLAN INFORMATION

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On each of December 21, 2015, October 24, 2016 and July 14, 2017, the Company’s stockholders approved an amendment to the Amended 2013 Plan to increase the number of shares that may be issued under the Amended 2013 Plan. There are currently 25,000,000 shares of common stock authorized for issuance under the Amended 2013 Plan. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated. The information set forth in the table below is provided as of December 31, 2017. As previously discussed in the July 2016 8-K and above, on July 6, 2016, the Compensation Committee approved the grant of 6,000,000 standalone stock options to Mr. Mona, Jr., 4,000,000 standalone stock options to Mr. Mona, III, and 1,000,000 standalone options to Mr. Dowling, which were not granted under the Amended 2013 Plan. As set forth in the March 2017 8-K, the terms of the options were subsequently amended and each grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of four defined option performance conditions. Additionally on March 15, 2017, the disinterested members of the Board approved the grant of 5,000,000 standalone stock options to Mr. Mona, Jr., which were not granted under the Amended 2013 Plan. The grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of three defined option performance conditions. As previously discussed in the April 2017 8-K, on April 7, 2017, the Compensation Committee approved the grant of 1,000,000 standalone stock options to each of Mr. Dowling and Mr. Mona, III which were not granted under the Amended 2013 Plan. As set forth in the April 2017 8-K, the terms of the options were subsequently amended and the stock grant has a term of ten (10) years, is performance-based, with the option shares vesting upon the completion of each of three defined option performance conditions.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	12,084,662	$0.50	12,915,338
Equity compensation plans not approved by security holders	7,250,000	0.37	–
	19,334,662	$0.45	12,915,338

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction since January 1, 2017 which materially affects the Company or has affected the Company.

In March 2017, the Company entered into an amendment to the principal agreement for the CanX Acquisition (the “Amendment”), as more fully set forth in March 2017 8-K. Pursuant to such Amendment, which was approved by the disinterested members of the Board of Directors of the Company, the Company agreed to issue the remaining 15,000,000 shares of contingent consideration to the former CanX shareholders, without the Company having yet achieved any of the remaining post-closing milestones.

Additionally, pursuant to such Amendment, the parties agreed to revise the Company’s buy-out option of the royalties payable to the CanX shareholders in the future, to allow the Company to buy-out the future royalty payments in exchange for the issuance of 6,400,000 shares of the Company’s restricted common stock (the “Royalty Buy-Out Shares”) to the former CanX shareholders. The Company concurrently exercised the buy-out option, as so revised.

In the aggregate, pursuant to the Amendment, the Company agreed to issue to the former CanX shareholders a total of 21,400,000 shares of restricted common stock which were issued in April 2017. As previously disclosed in the January 2016 8-K, James McNulty, a member of the Board, is a former shareholder of CanX and thereby received a portion of the consideration paid to the former CanX shareholders pursuant to the Amendment and an agreement regarding share allocation amongst the former CanX shareholders. During the year ended December 31, 2017, the Company recorded an expense of $2,432,000 for the value of all the Royalty Buy-Out Shares as a separate line item in the Company’s Consolidated Statement of Operations.

In March 2017, as further set forth in the March 2017 8-K, the disinterested members of the Board approved the grant of 5,000,000 performance-based stock options (the “Mona Performance Options”) to purchase shares of the Company’s common stock to the Company’s CEO and member of the Board, Mr. Mona, Jr. The Mona Performance Options are contingent and vest only upon the Company achieving three specific milestones related to the success of the Company’s drug development program and were granted outside of the Company’s Amended 2013 Plan. Vesting of such options accelerates upon a sale of the Company or change in control. As of March 29, 2018, 1,250,000 shares have vested.

In March 2017, as further set forth in the March 2017 8-K, the disinterested members of the Board approved a grant of an aggregate of 200,000 fully-vested stock options to purchase shares of the Company’s common stock to Mr. Mona, Jr., 100,000 to Mr. Dowling and 100,000 to Mr. Mona, III pursuant to the bonus plan set forth in the executives Employment Agreements for fiscal year 2016 performance.

Also, in March 2017, as further set forth in the March 2017 8-K, the disinterested members of the Board, as the administrator of the Amended 2013 Plan, approved the amendment to certain stock options granted to employees of the Company, including certain options granted to each of Mr. Mona, Jr., Mr. Dowling and Mr. Mona, III, to reduce the exercise price of such stock options. As a result of the amendment to the stock option grants, each of the covered stock options, including those issued to Mr. Mona, Jr., Mr. Dowling and Mr. Mona, III, have been amended to provide for a strike price equal to $0.38 per share, which represents 100% of the fair market value of the Company’s common stock as of the date of the amendment to these stock option grants.

In April 2017, the disinterested members of the Board approved a grant of 1,000,000 performance-based stock options to purchase shares of the Company’s common stock to each of Mr. Dowling, the Company’s CFO, and Mr. Mona, III, the Company’s Chief Operating Officer and a member of the Board.

The performance-based stock options are contingent and vest only upon the Company achieving three specific milestones related to the success of the Company’s drug development program and were granted outside of the Company’s Amended 2013 Plan. Vesting of such options accelerates upon a sale of the Company or change in control. As of March 29, 2018, 250,000 shares of each such option have vested.

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

Director Independence

Our securities are quoted on the OTC:QB, which does not have any director independence requirements. However, the Board of Directors has determined that three members of our Board, Dr. Schmitz, Mr. McNulty and Mr. Sligar, are independent under the New York Stock Exchange Listing Manual with regards to both their service on the Board and on each of the Audit and Compensation Committees and made the same determination regarding our former Board member, Mr. Raskin (who previously served on the Compensation Committee).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees, as applicable, of Tanner LLC (“Tanner”) our independent auditors for the years ended December 31, 2017 and 2016, respectively; billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2017	2016
Audit Fees (1)	$175,642	$82,539
Audit Related Fees (2)	–	-
Tax Fees (3)	–	-
All Other Fees (4)	–	-
	$175,642	$82,539

As set forth in the Current Report on Form 8-K filed by the Company with the SEC on February 24, 2017 (the “February 2017 8-K”), on February 23, 2017, PKF Certified Public Accountants (“PKF”), a Professional Corporation, resigned as the independent registered public accounting firm of the Company. As further set forth in the February 2017 8-K, on February 23, 2017, the Company’s Board approved the engagement of Tanner as its independent registered public accounting firm in connection with the audit for the fiscal year ended December 31, 2016. In addition to the amounts reported above as paid to Tanner, additional amounts were paid to PKF for audit and other fees in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2016. The following table summarizes the fees, as applicable, of PKF for the years ended December 31, 2017 and 2016, respectively; billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services (which are in addition to the amounts set forth above):

Fee Category	2017	2016
Audit Fees (1)	$–	$77,000
Audit Related Fees (2)	–	47,056
Tax Fees (3)	–	730
All Other Fees (4)	–	25,025
	$	$149,811

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

(3) Tax fees consist of professional fees rendered by our outside tax advisors (other than PKF or Tanner) for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical advice.

(4) All other fees consist of fees for other miscellaneous items.

Our Audit Committee has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Audit Committee, or, in the period between meetings, by a designated member of the Board of Directors or Audit Committee. Any such approval by the designated member is disclosed to the entire Board of Directors at the next meeting.  The audit fees paid to the auditors with respect to 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the Exhibit Index which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CV Sciences, Inc. (Registrant)

By	/s/ Michael Mona, Jr.
Michael Mona, Jr. President and Chief Executive Officer
Dated March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mona, Jr.	President, Chief Executive Officer and	March 29, 2018
Michael Mona, Jr.	Director

/s/ Michael Mona, III	Chief Operating Officer and	March 29, 2018
Michael Mona, III	Director

/s/ James McNulty	Director	March 29, 2018
James McNulty

/s/ Gary Sligar	Director	March 29, 2018
Gary Sligar

/s/ Stephen Schmitz	Director	March 29, 2018
Stephen Schmitz

/s/ Joseph D. Dowling	Chief Financial Officer	March 29, 2018
Joseph D. Dowling

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.
3.1 (1)	Certificate of Incorporation of CannaVest Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVest Corp., dated as of January 26, 2013.
3.3(2)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016
3.4(3)	Certificate of Incorporation of the Company, as amended.
3.5(4)	Certificate of Amendment to the Bylaws of the Company, as amended.
3.6(15)	Certificate of Amendment to the Bylaws of the Company, as amended.
3.7(14)	Bylaws of the Company, as amended.
4.1 (6)	CannaVest Corp. Specimen Stock Certificate
10.1(7)	Form of Stock Option Award Grant Notice and Form of Stock Award Agreement.
10.2(8)	Agreement and Plan of Merger, dated December 30, 2015, by and among the Company, CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and The Starwood Trust.
10.3(9)	Promissory Note, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.4(9)	Common Stock Purchase Warrant, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.5(10)	Form of Common Stock Purchase Warrant, issued by the Company to Bart Mackay, dated July 6, 2016.
10.6(11)	Amended and Restated 2013 Equity Incentive Plan, as amended.
10.7(12)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.
10.8(12)	Employment Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling
10.9(12)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.10(12)	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.
10.11(12)	Non-Qualified Stock Option Agreement, by and between the Company and Joseph Dowling, dated July 6, 2016.
10.12(12)	Non-Qualified Stock Option Agreement, by and between the Company and Michael Mona, III, dated July 6, 2016.
10.13(13)	Form of Securities Purchase Agreement, dated March 1, 2017, by and between the Company and Iliad Research and Trading, L.P.
10.14(13)	Form of Secured Convertible Promissory Note, issued by the Company on March 1, 2017, to Iliad Research and Trading, L.P.
10.15(13)	Security Agreement, dated March 1, 2017, by and between the Company and Iliad Research and Trading, L.P.
10.16(14)	Amendment No. 1 dated March 16, 2017, to the Agreement and Plan of Reorganization by and among the Company, CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust.
10.17(14)	Amendment dated March 16, 2017, to Employment Agreement by and between the Company and Michael Mona, Jr.
10.18(14)	Amendment dated March 16, 2017, to Employment Agreement by and between the Company and Michael Mona, III.
10.19(14)	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.
10.20(14)	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling.
10.21(14)	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.22(14)	Non-Qualified Stock Option Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.
10.23*	Non-Qualified Stock Option Agreement, dated April 7, 2017, by and between the Company and Joseph Dowling.
10.24*	Non-Qualified Stock Option Agreement, dated April 7, 2017, by and between the Company and Michael Mona, III.
14.1(16)	CV Sciences, Inc. Code of Ethics.
16.1(17)	Letter from PFK to the Securities and Exchange Commission, dated February 24, 2017
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.
(3)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.
(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 26, 2016.
(5)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 12, 2016.
(6)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(7)	Incorporated by reference from an exhibit to our Form S-8 filed on October 6, 2014.
(8)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.
(9)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 3, 2016.
(10)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 11, 2016.
(11)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 26, 2016.
(12)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 1, 2016.
(13)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 7, 2017.
(14)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2017.
(15)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 22, 2017.
(16)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 31, 2017.
(17)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 24, 2017.

CV Sciences, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CV Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CV Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016, and the results of its operations and its cash flows for each of the years in the two-years ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Tanner LLC

We have served as the Company’s auditors since 2016

March 29, 2018

Salt Lake City, Utah

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016

Assets
Current assets:
Cash (Note 2)	$2,012,965	$781,857
Restricted cash (Note 2)	778,579	275,611
Accounts receivable, net (Note 2)	1,507,824	360,475
Inventory (Note 3)	2,822,585	2,851,772
Prepaid expenses and other current assets	813,218	551,395
Total current assets	7,935,171	4,821,110

Accounts receivable (Note 2)	–	389,723
Inventory (Note 3)	5,667,101	6,478,727
Other assets	400,000	–
Property & equipment, net (Note 2)	2,083,433	242,702
Intangibles, net (Note 6)	3,836,200	3,871,600
Goodwill (Note 6)	2,788,300	2,788,300
Total other assets	14,775,034	13,771,052

Total assets	$22,710,205	$18,592,162

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$678,271	$523,581
Accrued expenses (Note 4)	1,931,920	378,218
Secured convertible promissory notes payable, net (Note 7)	609,926	1,897,976
Unsecured note payable (Note 7)	116,370	125,964
Derivative liability (Note 7)	–	222,800
Total current liabilities	3,336,487	3,148,539

Non-current liabilities:
Unsecured note payable, net (Note 7)	850,000	679,174
Deferred rent (Note 11)	1,067,459	–
Deferred tax liability (Notes 5 and 13)	1,074,800	1,556,300
Total liabilities	6,328,746	5,384,013

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 90,512,563 and 57,617,545 shares issued and outstanding as of December 31, 2017 and 2016, respectively	9,051	5,762
Additional paid-in capital	51,400,336	43,333,176
Accumulated deficit	(35,027,928)	(30,130,789)
Total stockholders' equity	16,381,459	13,208,149

Total liabilities and stockholders' equity	$22,710,205	$18,592,162

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Product sales, net	$20,679,239	$11,060,636
Cost of goods sold	6,190,575	4,063,001
Gross Profit	14,488,664	6,997,635

Operating expenses:
Selling, general and administrative	(16,252,376)	(13,129,950)
Research and development	(724,329)	(1,159,009)
	(16,976,705)	(14,288,959)

Royalty buy-out (Note 6)	(2,432,000)	–
Gain on change in derivative liability (Note 7)	248,875	147,200
Loss on extinguishment of debt	(188,822)	–
Impairment of inventory (Note 3)	–	(3,562,459)
Impairment of PhytoSPHERE goodwill and intangible assets (Note 6)	–	(2,746,512)
Gain on collection of related party notes receivable	–	379,486
	(19,348,652)	(20,071,244)

Operating Loss	(4,859,988)	(13,073,609)

Other (expense) income:
Interest income	2	27,658
Interest expense	(506,384)	(1,086,793)
Other	(12,269)	(8,554)
Total Other Expense	(518,651)	(1,067,689)

Loss before income taxes benefit	(5,378,639)	(14,141,298)
Income tax benefit	481,500	–
Net Loss	$(4,897,139)	$(14,141,298)

Weighted average common shares outstanding - Basic & diluted	80,431,771	52,660,749

Net loss per common share - Basic & diluted	$(0.06)	$(0.27)

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2015	45,451,389	$4,544	$39,270,911	$(15,989,491)	$23,285,964
Shares issued for professional services (Note 9)	1,325,000	133	540,993	–	541,126
Shares issued pursuant to conversion of senior convertible promissory notes and accrued interest (Notes 7 & 9)	6,465,756	647	582,353	–	583,000
Fair value of warrants issued in connection with unsecured promissory note (Note 7)	–	–	266,800	–	266,800
Contingent equity consideration issued to CanX (Notes 5 & 9)	4,500,000	450	(450)	–	–
Shares cancelled upon foreclosure of notes receivable	(124,600)	(12)	(60,339)	–	(60,351)
Stock-based compensation (Note 10)	–	–	2,732,908	–	2,732,908
Net loss	–	–	–	(14,141,298)	(14,141,298)
Balance - December 31, 2016	57,617,545	5,762	43,333,176	(30,130,789)	13,208,149
Shares issued pursuant to conversion of senior convertible promissory notes and accrued interest (Notes 7 & 9)	8,596,965	859	1,804,141	–	1,805,000
Stock redemptions (Note 7)	398,053	40	74,960	–	75,000
Shares issued to settle restricted stock units (Note 9)	2,000,000	200	(200)	–	–
Shares issued pursuant to CanX Acquisition (Note 9)	15,000,000	1,500	(1,500)	–	–
Shares issued pursuant to CanX Royalty Buyout (Note 9)	6,400,000	640	2,431,360	–	2,432,000
Shares issued for purchase of inventory (Notes 8 & 9)	500,000	50	201,950	–	202,000
Fair value of warrants issued in connection with extinguishment of unsecured note (Notes 7 and 9)	–	–	136,650	–	136,650
Stock-based compensation (Note 10)	–	–	3,419,799	–	3,419,799
Net loss	–	–	–	(4,897,139)	(4,897,139)
Balance - December 31, 2017	90,512,563	$9,051	$51,400,336	$(35,027,928)	$16,381,459

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,897,139)	$(14,141,298)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation and amortization	182,795	1,052,567
Amortization of debt issuance costs	220,497	289,014
Amortization of derivative liability debt discount	29,301	408,392
Common stock issued for professional services	–	541,126
Stock-based compensation	3,419,799	2,732,908
Stock-based royalty buy-out	2,432,000	–
Bad debt expense	483,407	59,143
Deferred tax liability	(481,500)	–
Change in accrued interest payable included in convertible note payable	189,173	128,311
Fair value of warrant expense incurred on extinguishment of note payable	136,650	–
Loss on sale of fixed assets	12,269	8,554
Gain on collection of related party notes receivable	–	(379,486)
Gain on change in derivative liability	(248,875)	(147,200)
Impairment of inventory	–	3,562,459
Impairment of PhytoSPHERE goodwill and intangible assets	–	2,746,512
Change in operating assets and liabilities:
Accounts receivable	(1,241,033)	70,429
Note receivable	(25,000)	–
Inventory	1,042,813	1,309,074
Prepaid expenses and other current assets	(400,961)	61,083
Accounts payable and accrued expenses	1,780,167	(355,328)
Deferred rent	980,641	–
Net cash provided by (used in) operating activities	3,615,004	(2,053,740)

INVESTING ACTIVITIES
Proceeds from collection of related party notes receivable	–	859,486
Proceeds from sale of fixed assets	–	10,399
Purchase of equipment	(454,510)	(17,207)
Tenant improvements to leasehold real estate	(1,545,885)	–
Net cash flows provided by (used in) investing activities	(2,000,395)	852,678

FINANCING ACTIVITIES
Borrowing from issuance of unsecured note payable, net of costs	–	801,430
Borrowing from convertible debt, net of costs	750,000	1,975,000
Payment of contingent consideration	–	(250,000)
Repayment of convertible debt in cash	(471,895)	–
Repayment of convertible debt	–	(612,000)
Repayment of unsecured notes payable	(158,638)	(174,362)
Net cash flows provided by financing activities	119,467	1,740,068

Net increase in cash and restricted cash	1,734,076	539,006
Cash and restricted cash, beginning of period	1,057,468	518,462
Cash and restricted cash, end of period	$2,791,544	$1,057,468

Supplemental disclosure of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$1,805,000	$583,000
Value of warrants issued with unsecured promissory note	–	266,800
Value of embedded derivative at inception	29,300	370,000
Equity consideration for royalty buy-out	1,500	–
Accrual for required stock redemptions	75,000	75,000
Issuance of common stock to settle restricted stock units	200	–
Shares issued in exchange for purchase of inventory	202,000	–
Purchase of insurance through issuance of note payable	149,044	161,351
Inventory returned in satisfaction of note receivable	–	68,112
Contingent equity consideration issued to CanX	–	450
Shares cancelled upon foreclosure of notes receivable	–	60,351

Supplemental cash flow disclosures:
Interest paid	$182,722	$338,003
Taxes paid	44,134	21,583

See accompanying notes to consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

Basis of Presentation - The consolidated financial statements include the accounts of CV Sciences, Inc. and, as applicable, its wholly-owned subsidiaries US Hemp Oil, LLC, CannaVest Laboratories, LLC, Plus CBD, LLC and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations for its current business model on January 29, 2013. On May 2, 2016, the Company filed Articles of Dissolution for its wholly-owned subsidiaries US Hemp Oil, LLC and CannaVEST Laboratories, LLC, with the Secretary of State of Nevada, effective as of April 29, 2016. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, an entity that prior to dissolution, the Company had a 70% interest in, with the District Court, Dusseldorf Germany, effective December 31, 2016. None of US Hemp Oil, CannaVest Laboratories or CannaVest Europe GmbH had any assets or liabilities at the time of their dissolution.

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

Liquidity – For the years ended December 31, 2017 and 2016, the Company had net losses of $4,897,139 and $14,141,298, respectively. In addition, for the year ended December 31, 2017, the Company had positive cash flows from operations of $3,615,004, and for the year ended December 31, 2016, the Company had negative cash flows from operations $2,053,740. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales through the end of fiscal year 2019, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 and 2018 crop.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the year ended December 31, 2016, an impairment expense of $2,746,512 was recorded related to the PhytoSPHERE Systems LLC acquired goodwill and intangible assets (See Note 7). No impairments were noted during the year ended December 31, 2017.

Use of Estimates – The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing warrants, inputs for valuing notes payable beneficial conversion features and stock-based compensation, valuation of inventory, classification of current and non-current inventory amounts, and the allowance for doubtful accounts.

Reportable Segment – The Company has two business segments; consumer products and specialty pharmaceutical. Our consumer products segment develops, manufactures and markets products based on plant-based CBD, including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care, specialty foods and vape. Our specialty pharmaceutical segment is developing drug candidates which use synthetic CBD as a primary active ingredient. The specialty pharmaceutical segment began development activities during the second quarter of 2016.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. At each of December 31, 2017 and 2016, the Company had no cash equivalents.

Restricted Cash – The Company’s current arrangement with its credit card processor provides the credit card processor with the right to withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processor will refund the Company the entire amounts withheld at their sole discretion. As of December 31, 2017, the Company had $778,559 in restricted cash withheld by former credit card processors. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown in the statement of cash flows as of December 31, 2017 and 2016:

	2017	2016
Cash	$2,012,965	$781,857
Restricted cash	778,579	275,611
Total cash and restricted cash shown in the statement of cash flows	$2,791,544	$1,057,468

Concentrations of Credit Risk – As of December 31, 2017, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $1,547,408 as of December 31, 2017.

There was no concentration of accounts receivable as of December 31, 2017. One customer represented 58% of our accounts receivable balance as of December 31, 2016. There was no significant sales concentration for the years ended December 31, 2017 and 2016.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each December 31, 2017 and 2016, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $200,000 and $100,000, respectively.

Revenue Recognition – The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition which requires persuasive evidence of an arrangement, delivery of a product or service, a fixed or determinable price and assurance of collection within a reasonable period of time. The Company records revenue when goods are delivered to customers and the rights of ownership have transferred from the Company to the customer which in most cases is when goods are delivered to the common carrier.

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

Shipping and Handling – Shipping and handling fees charged to customers are included in product sales. Shipping and handling fees charged to customers totaled $230,213 and $101,515 for the years ended December 31, 2017 and 2016, respectively. Total shipping and handling costs were $854,436 and $497,227 for the years ended December 31, 2017 and 2016, respectively, and are recorded in cost of goods sold.

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

Bulk Oil Products – Sales of bulk oil products are final and the Company no longer accepts returns under any circumstances. There was no allowance for customer returns as of December 31, 2017 or 2016 due to insignificant return amounts experienced during the years ended December 31, 2017 and 2016, respectively.

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

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors, consultants and former directors as compensation and benefits expense on the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

The Company recognizes stock-based compensation for equity awards granted to consultants as selling, general and administrative expense on the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant and unvested awards are revalued at each reporting period. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. Forfeited stock options are accounted for as they occur.

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. As of December 31, 2017 and 2016, the Company had $680,516 of inventory in Germany and The Netherlands. During the year ended December 31, 2016, the Company recorded an impairment of inventory expense of $3,562,459 (See Note 4). No impairment of inventory expense was recorded for the year ended December 31, 2017.

Operating Leases – The Company leases its facilities under operating leases. For leases that contain rent escalation or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as deferred rent liability.

Property & Equipment – Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets estimated useful lives. Tenant improvements are amortized on a straight-line basis over the shorter of the useful life or the remaining life of the related lease. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income (expense).

Property and equipment, net, as of December 31, 2017 and 2016 were as follows:

	Useful Lives	2017	2016
Office furniture and equipment	3 years	$537,607	$340,472
Tenant improvements	14 to 39 months	1,545,885	70,592
Laboratory and other equipment	5 years	398,997	321,071
		2,482,489	732,135
Less: accumulated depreciation		(399,056)	(489,433)
		$2,083,433	$242,702

Depreciation expense for the years ended December 31, 2017 and 2016 was $147,395 and $195,167 respectively.

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

Long-Lived Assets – In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. As of December 31, 2017 and 2016, the Company determined that long-lived assets were not impaired.

Debt Issuance Costs – Debt issuance costs have been recorded as a discount to secured convertible and unsecured promissory notes payable and are being amortized to interest expense using the interest method over the expected terms of the related debt agreements.

Loss per Share – The Company calculates earning or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. The Company had 23,073,277 and 15,591,000 stock options outstanding that were anti-dilutive as of December 31, 2017 and 2016, respectively. In addition, the Company may be required to issue 18,000,000 shares of common stock related to certain performance-based stock options outstanding. As of December 31, 2017 and 2016, there were also warrants outstanding to purchase up to 2,850,000 and 2,100,000 respectively, shares of common stock.

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $251,134 and $834,963 for the years ended December 31, 2017 and 2016, respectively. Research and development expense for the specialty pharmaceutical segment was $473,195 and $324,046 for the years ended December 31, 2017 and 2016, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ brand products. Advertising costs of $380,284 and $311,217 were expensed as incurred during the years ending December 31, 2017 and 2016, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2017 and 2016 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2013.

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606), ASU 2016-08, Revenue from Contracts with Customers (Topic 606), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), ASU 2016-12, Revenue from Contracts with Customers (Topic 606) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 became effective for the Company beginning January 1, 2018 and early adoption was not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the Company’s consolidated financial statements but does not expect it to have a significant impact.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”) requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 (1) provides a definition for the term “substantial doubt,” (2) requires an evaluation every reporting period, interim periods included, (3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, (4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, (5) requires a statement in the footnotes that there is substantial doubt about the entity’s ability to continue as a going concern, as well as other disclosures, if the substantial doubt is not alleviated, and (6) requires an assessment period of one year from the date the financial statements are issued. ASU 2014-15 is effective for the Company’s reporting year beginning January 1, 2016 and early adoption was permitted. The Company implemented ASU 2014-15 ASU 2014-15 during the annual reporting period of 2016.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such annual periods. Early application is permitted. The Company implemented ASU 2015-11 during the annual reporting period of 2017.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (“ASU 2015-16”), which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified and was effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption was permitted for any interim and annual financial statements that have not yet been issued. The Company implemented ASU 2015-16 during the annual reporting period of 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which involve multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company implemented ASU 2016-09 during the annual reporting period of 2017.

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

3.	INVENTORY

Inventory as of December 31, 2017 and 2016 was comprised of the following:

	2017	2016
Raw materials	$6,648,144	$7,699,057
Finished goods	1,841,542	1,631,442
	$8,489,686	$9,330,499

During the year ended December 31, 2016, the Company recorded a 3,562,459 impairment of certain raw material inventory. No such impairments of inventory were noted during the year ended December 31, 2017.

4.	ACCRUED EXPENSES

Accrued expenses as of December 31, 2017 and 2016 were as follows:

	2017	2016
Accrued payroll expenses	$1,037,122	$208,126
Other accrued liabilities	894,798	170,092
	$1,931,920	$378,218

5.	ACQUISITIONS

On December 30, 2015, we completed the CanX Acquisition, a business combination pursuant to a merger agreement with CanX. The assets acquired include in-process research and development, trade names and non-compete agreements associated with pharmaceutical product development programs and a line of consumer products. The purchase price included $250,000 in cash, 5,000,000 shares of Company common stock, plus contingent consideration of $250,000 (subject to a new financing transaction with gross proceeds greater than $750,000) and 19,500,000 shares of Company common stock based on achieving certain post-closing milestones. The CanX Acquisition positioned the Company to pursue both pharmaceutical product development and branded consumer products utilizing CBD.

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

In the aggregate, pursuant to the Amendment, the Company agreed to issue to the former CanX shareholders a total of 21,400,000 shares of restricted common stock (See Note 11). As previously disclosed in the January 2016 8-K, James McNulty, a member of the Board, is a former shareholder of CanX and thereby received his pro rata portion of the consideration paid to the former CanX shareholders. During the year ended December 31, 2017, the Company recorded an expense of $2,432,000 for the value of the Royalty Buy-Out Shares as a separate line item in the Company’s Consolidated Statement of Operations.

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

6.	GOODWILL AND INTANGIBLE ASSETS

During the fourth quarter of 2017 and 2016, the Company completed its annual impairment assessments and concluded that the goodwill and its associated intangibles related to the purchase of PhytoSPHERE Systems, LLC in the first quarter of fiscal year 2013, as originally reported by the Company in that certain Current Report on Form 8-K filed with the SEC on February 12, 2013, was impaired as of December 31, 2016, due to the expiration of the Company’s raw material supply arrangements as the Company does not intend to purchase any inventory under its supply agreements from the 2017 and 2018 crop. As such, a goodwill and intangible impairment expense of $2,746,512 was recorded in the consumer products segment for the year ended December 31, 2016. No impairments were noted during the year ended December 31, 2017.

Goodwill activity for the years ended December 31, 2017 and 2016 was as follows:

Balance - December 31, 2015	$4,643,812
Impairment of PhytoSPHERE goodwill	(1,855,512)
Balance - December 31, 2016	2,788,300

Balance - December 31, 2017	$2,788,300

Intangible asset activity for the years ended December 31, 2017 and 2016 was as follows:

	Vendor Relationships	In-Process Research and Development	Trade Names	Non-compete Agreements	Total
Balance - December 31, 2015	$1,170,000	$3,730,000	$330,000	$2,787,000	$8,017,000
Impairment of PhytoSPHERE intangible assets	(1,170,000)	–	(230,000)	(2,710,000)	(4,110,000)
Balance - December 31, 2016	–	3,730,000	100,000	77,000	3,907,000

Balance - December 31, 2017	$–	$3,730,000	$100,000	$77,000	$3,907,000

Intangible assets consist of the following as of December 31, 2017 and 2016:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)
Balance - December 31, 2017:
In-process research and development	3,730,000	–	3,730,000	–
Trade names	100,000	40,000	60,000	5
Non-compete agreements	77,000	30,800	46,200	5
	$3,907,000	$70,800	$3,836,200

Balance - December 31, 2016:
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	20,000	80,000	5
Non-compete agreements	77,000	15,400	61,600	5
	$3,907,000	$35,400	$3,871,600

Amortization expense for the year ended December 31, 2017 and 2016 totaled $35,400 and $857,400, respectively.

Based on identified intangible assets that are subject to amortization as of December 31, 2017, we expect future amortization expense to be as follows for the years ending December 31:

2018	$35,400
2019	35,400
2020	35,400
$106,200

7.	NOTES PAYABLE

The Company’s outstanding borrowings under secured convertible promissory notes payable as of December 31, 2017 and 2016 were as follows:

	2017	2016

Iliad Note (defined below)	$–	$1,897,976
Iliad Note 2 (defined below)	609,926	–
	$609,626	$1,897,976

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

During the year ended December 31, 2017, the Company issued 8,370,121 shares of its common stock to Iliad in connection with the conversions of the Iliad Note in the aggregate principal amount of $1,727,583 and $77,417 of accrued interest. The total of $1,805,000 was allocated to common stock and additional paid-in capital.

The Company’s borrowings and conversions under the Iliad SPA for the years ended December 31, 2017 and 2016 are summarized in the table below:

	Maturity	2017	2016	Interest Rate

Secured promissory note payable	April 1, 2018	$1,897,976	$2,055,000	10%
Interest accrued		137,334	128,311
Unamortized original issue discount and debt issuance costs		35,335	(35,335)
Conversion of convertible promissory notes and accrued interest to common stock		(1,805,000)	(175,000)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		75,000	(75,000)
Cash repayment of promissory notes and accrued interest		(340,645)	–

Net carrying amount of debt		–	1,897,976
Less current portion		–	(1,897,976)
Long-term borrowings - net of current portion		$–	$–

On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370,000 (the “Iliad Instrument”), which was originally recorded in additional paid-in capital (“APIC”) and was scheduled for amortization over six months. The Company determined in 2016 that the Iliad Instrument qualifies for derivative accounting treatment. The $370,000 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, in 2016 we reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the year ended December 31, 2017, the Company recorded a gain of $222,800, for the change in fair value of the Iliad Instrument as part of a separate line item in the Company’s Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months; and as of December 31, 2017 were (i) Volatility of 61.0%, (ii) Risk-Free Interest Rate of 0.74%; and (iii) Expected Term of zero months.

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

The Company’s borrowings under the Iliad SPA 2 for the years ended December 31, 2017 and 2016 are summarized in the table below:

	Maturity	2017	2016	Interest Rate

Secured promissory note payable	April 30, 2018	$770,000	$–	8%
Interest accrued		51,890	–
Unamortized original issue discount and debt issuance costs		(5,714)	–
Conversion of convertible promissory notes and accrued interest to accrued liabilities		(75,000)	–
Cash repayment of promissory notes and accrued interest		(131,250)	–

Net carrying amount of debt		609,926	–
Less current portion		(609,926)	–
Long-term borrowings - net of current portion		$–	$–

On the Subsequent Purchase Price Date, the Company recorded a derivative liability of $29,300 which is scheduled for amortization over 8 months. During the year ended December 31, 2017, the Company recorded a gain of $29,300, for the change in fair value of the derivative liability as part of a separate line item in the Company’s Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the derivative liability at the Subsequent Purchase Price Date and as of December 31, 2017 using the Binomial Lattice valuation model were: (i) Volatility of 85.0%; (ii) Risk-Free Interest Rate of 0.84%; and (iii) Expected Term of 8 months; and at December 31, 2017 were (i) Volatility of 84.0%, (ii) Risk-Free Interest Rate of 0.93%; and (iii) Expected Term of 4 months.

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

The Company’s borrowings and conversions under the SPA for the year ended December 31, 2016, are summarized in the table below:

	Maturity	Balance	Interest Rate
Senior Secured Convertible Promissory Notes:

Tranche 2 (Note 2)	June 12, 2016	255,000	10%
Tranche 3 (Note 3)	July 24, 2016	510,000	10%
Tranche 4 (Note 4)	September 16, 2016	255,000	10%
Total borrowings		1,020,000

Convertible notes converted (Note 2)		(255,000)
Convertible notes converted/repaid (Note 3)		(510,000)
Convertible notes repaid (Note 4)		(255,000)

Net carrying amount of debt		–
Less current portion		–
Long-term borrowings - net of current portion		$–

Current Unsecured Note Payable

In November 2017, the Company entered into a Commercial Premium Finance Agreement with First Insurance Funding in order to fund a portion of the Company’s insurance policies. The amount financed was $149,044 and bears interest at a rate of 4.65%. The Company is required to make nine payments of $16,883 a month to satisfy this current unsecured note payable. As of December 31, 2017 and 2016, the Company’s current unsecured note payable was $116,370 and $125,964, respectively.

Unsecured Note Payable

On January 29, 2016, the Company issued an unsecured promissory note to Wiltshire, LLC (“Wiltshire”) in the principal amount of $850,000 (the “Promissory Note”) in consideration of a loan provided to the Company by Wiltshire. The Promissory Note bore interest at 12% per annum, and the Company was obligated to make monthly interest-only payments in the amount of $8,500, for which the interest-only payments obligation commenced on March 1, 2016. All principal and accrued and unpaid interest was due under the Promissory Note on February 1, 2018. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which were to be amortized over the Promissory Note term.

On November 9, 2017, the Company extinguished and replaced the Promissory Note with a new note to Wilshire in the principal amount of $850,000 (the “Wiltshire Note 2”) in consideration of a new loan to the Company by Wiltshire. The Wiltshire Note 2 bears interest at 16% per annum, the Company is obligated to make monthly interest-only payments of $11,333, for which the interest-only payments obligation commenced on November 9, 2017. All principal and accrued interest is due under the Wiltshire Note 2 on May 9, 2019. In connection with the Wiltshire Note 2, the Company incurred legal expenses of $12,500.

The Company’s borrowings under the Promissory Note and Wiltshire Note 2 for the years ended December 31, 2017 and 2016 are summarized in the table below:

	2017	2016
Unsecured promissory note - principal amount (Promissory Note)	$850,000	$850,000
Unamortized original issue discount and debt issuance costs	–	(26,309)
Unamortized debt discount - fair value of warrants	–	(144,517)
Debt extinguishment (Promissory Note)	(850,000)	–
Unsecured promissory note - principal amount (Wiltshire 2)	850,000	–

Net carrying amount of debt	850,000	679,174
Less current portion	–	–
Long-term borrowings - net of current portion	$850,000	$679,174

Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire a common stock purchase warrant providing Wiltshire with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the years ended December 31, 2017 and 2016, the Company recorded interest expense of $111,225 and $122,283, respectively, for the amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant at inception using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

Pursuant to the terms of the Wiltshire Note 2, the Company issued to Wiltshire a common stock purchase warrant providing Wiltshire with the right to purchase up to 750,000 shares of the Company’s common stock (the “Warrant 2”). The Warrant 2 is exercisable at any time subsequent to the date of issuance on November 9, 2017, and before the date that is five years from the date of issuance at an exercise price of $0.248 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company used extinguishment accounting to record the repayment of the Promissory Note and Issuance of the Wiltshire Note 2. As a result, the fair value of the Warrant 2 of $136,650 was included in the loss on extinguishment of debt amount totaling $188,822 that was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017. The assumptions used by the Company for calculating the fair value of the Warrant 2 at inception using the Black-Scholes valuation model were: (i) Volatility of 95.9%; (ii) Risk-Free Interest Rate of 2.59%; and (iii) Expected Term of five years.

8.	RELATED PARTIES

During the years ended December 31, 2017 and 2016, the Company paid $202,000 and $412,822, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. In addition, during the year ended 2016, the Company issued 500,000 shares of common stock in connection with the purchase of inventory from a European supplier valued based on the closing trading price of the Company’s common stock on the date of issuance.

9.	STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of December 31, 2017 and 2016, the Company had 90,512,563 and 57,617,545 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2017, the Company issued 8,995,018 shares of common stock in connection with conversion of convertible debt and also issued 500,000 shares of common stock in exchange for purchase of inventory. The shares of common stock issued in connection with the purchase of inventory during the year ended December 31, 2017 were valued based on the closing trading price of the Company’s common stock on the date of issuance, and had a fair value of $202,000.

In March 2017, the Company entered into an amendment to the principal agreement in relation to the CanX Acquisition (the “Amendment”), as more fully set forth in the March 2017 8-K. Pursuant to such Amendment, which was approved by the Board of Directors of the Company, the Company agreed to issue the remaining 15,000,000 shares of contingent consideration to the former CanX shareholders, without the Company having yet achieved any of the remaining equity-based milestones obligations.

Additionally, pursuant to such Amendment, the parties agreed to revise the Company’s future royalties buy-out option to allow the Company to buy-out future royalty payments by the issuance of 6,400,000 shares of the Company’s restricted common stock to the former CanX shareholders, with the Company concurrently exercising the buy-out option, as so revised.

In the aggregate of the milestone and future royalty payments, the Company agreed to issue to the former CanX shareholders a total of 21,400,000 shares of restricted common stock. As previously disclosed in the January 2016 8-K, James McNulty, a member of the Board, is a former shareholder of CanX and thereby received his pro rata portion of the consideration paid to the former CanX shareholders. During the year ended December 31, 2017, the Company recorded an expense of $2,432,000 for the value of its stock-based contingent consideration payments as a separate line item in the Company’s Consolidated Statement of Operations.

During the year ended December 31, 2016, the Company issued 6,465,756 shares of common stock in connection with conversion of convertible debt and also issued 500,000 shares of common stock in connection with investment banking services. Also, the Company issued 500,000 shares of common stock in connection with consulting services from a European supplier and issued 25,000 shares of common stock to a former member of the Company’s Board of Directors. In addition, the Company issued 300,000 shares of common stock in connection with investor relation services. Furthermore, the Company issued 4,500,000 shares of the Company’s common stock to former CanX shareholders upon completion of the development of a U.S. Food & Drug Administration (the “FDA”) current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities. In December 2016, the Company obtained 124,600 shares as collateral under an outstanding note receivable which were immediately cancelled upon receipt. The common stock issued in connection with professional services during the year ended December 31, 2016 were valued based on the closing trading price of the Company’s common stock on the date of issuance.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of December 31, 2017, and 2016, there is no preferred stock issued and outstanding.

Options/Warrants/RSU’s

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. On each of December 21, 2015, October 24, 2016 and July 14, 2017, the Company’s stockholders approved an amendment to the Amended 2013 Plan to increase the number of shares that may be issued under the Amended 2013 Plan. There are currently 25,000,000 shares of common stock authorized for issuance under the Amended 2013 Plan. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated.

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

In addition, in March 2017, the Company issued 5,000,000 restricted stock units (RSU’s) to a consultant under an agreement for consulting services. The restricted stock units were to vest as follows: 1,000,000 vested immediately and 4,000,000 vested according to future performance-based criteria. During 2017, 2,000,000 shares were issued to settle the vested RSU’s. The consultant relationship was terminated in December 2017 and no further RSU’s will vest or be issued under this agreement.

10.	STOCK-BASED COMPENSATION

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. As of December 31, 2017, the Company had 9,176,723 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

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

The Company recognized expense of $3,419,799 and $2,732,908 relating to stock options and warrants issued to employees, officers, directors, consultants and former directors for the years ended December 31, 2017 and 2016, respectively. The Company also recognized expenses of $0 and $541,126 relating to common stock issued to employees, officers, directors, consultants and former directors during the years ended December 31, 2017 and December 31, 2016, respectively. For the years ended December 31, 2017 and 2016, stock-based compensation of $3,419,799 and $3,274,034 and was expensed to Selling, General and Administrative. As of December 31, 2017, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $1,178,635 which is expected to be recognized over a weighted-average period of 1.52 years.

The following table summarizes stock option activity for the Amended 2013 Plan during the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2015	9,799,036	$1.97	9.20	$57,800
Granted	3,220,000	0.36	–	–
Exercised	–	–	–	–
Forfeited	(74,631)	0.55	–	–
Expired	(103,405)	2.34	–	–
Outstanding - December 31, 2016	12,841,000	1.57	8.54	415,135
Granted	10,312,000	0.36	–	–
Exercised	–	–	–	–
Forfeited	(6,930,976)	2.37	–	–
Expired	(398,747)	0.43	–	–
Outstanding - December 31, 2017	15,823,277	0.46	7.91	5,406,499

Total exercisable - December 31, 2017	12,084,662	0.50	7.73	2,059,545
Total unvested - December 31, 2017	3,738,615	0.35	8.48	2,896,954
Total vested or expected to vest - December 31, 2017	15,823,277	1.57	8.54	5,406,499

The following table summarizes unvested stock options for the Amended 2013 Plan as of December 31, 2017 and 2016:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date

Unvested stock options - December 31, 2015	2,511,055	$1.37
Granted	3,220,000	0.27
Vested	(1,932,191)	0.96
Cancellations	(74,631)	1.35
Unvested stock options - December 31, 2016	3,724,233	0.63
Granted	10,312,000	0.21
Vested	(3,366,642)	0.50
Cancellations	(6,930,976)	0.32
Unvested stock options - December 31, 2017	3,738,615	0.36

The following table presents the weighted-average assumptions used by the Company for calculating the fair value of its employee, non-employee, officer and director stock options for the Amended 2013 Plan using the Black-Scholes valuation model that have been granted during the years ended December 31, 2017 and 2016:

	2017		2016
	Employees Weighted Average	Non-Employees Weighted Average	Employees Weighted Average	Non-Employees Weighted Average

Volatility	102.58%	95.94%	87.63%	90.38%
Risk-Free Interest Rate	1.62%	2.59%	1.47%	1.37%
Expected Term	3.17	10.00	5.68	10.00
Dividend Rate	0.00%	0.00%	0.00%	0.00%
Fair Value Per Share on Grant Date	$0.13	$0.33	$0.27	$0.32

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

The Company has established performance milestones in connection with the Company’s drug development efforts for its lead drug candidate CVSI-007. In fiscal year 2016 the Company achieved the milestone of completing the development of an FDA current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities, and an aggregate of 2,750,000 options vested for three members of senior management outside of the Amended 2013 Plan. During fiscal year 2017, the Company achieved the milestone of receiving the minutes from the Pre- Investigational New Drug Application meeting held with the FDA in June 2017 which resulted in an aggregate of 4,500,000 options vested for three members of senior management outside of the Amended 2013 Plan. The following table summarizes stock option activity outside of the Amended 2013 Plan during the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2016	2,750,000	$0.37	9.77	$170,500
Granted	4,500,000	0.37	8.78	1,813,500
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - December 31, 2017	7,250,000	0.37	8.78	1,813,500

Total exercisable - December 31, 2017	7,250,000	0.37	8.78	1,813,500
Total unvested - December 31, 2017	–	–	–	–
Total vested or expected to vest - December 31, 2017	7,250,000	0.37	8.78	1,813,500

The following table summarizes unvested stock options outside of the Amended 2013 Plan as of December 31, 2017:

Unvested stock options - December 31, 2016	–	$–
Granted	7,250,000	0.37
Vested	(7,250,000)	0.37
Cancellations	–	–
Unvested stock options - December 31, 2017	–	–

As of December 31, 2017, there were 10,750,000 remaining unvested stock options granted outside of the Amended 2013 Plan which vest upon the completion of future performance conditions.

The following table presents the weighted-average assumptions used by the Company for calculating the fair value of its employee stock options granted outside of the Amended 2013 Plan using the Black-Scholes valuation model during the year ended December 31, 2017:

Assumptions

Volatility	81.10%
Risk-Free Interest Rate	1.84%
Expected Term	4.63
Dividend Rate	0.00%
Fair Value Per Share on Grant Date	$0.15

11.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company entered an 8-year lease agreement (the “Lease”) consolidating its operations in approximately 24,000 square feet in San Diego, California that commenced on February 1, 2018. The Company is required to pay monthly base rent, utilities and common area maintenance expenses. The Company received a landlord rent incentive of $1,067,459 for tenant improvements. The Lease rent incentive is recorded as a deferred benefit and is amortized over the Lease term.

The following table provides the Company’s Lease commitment as of December 31, 2017:

Operating Lease Commitment

2018	$427,101
2019	651,112
2020	670,595
2021	690,744
2022	711,280
Thereafter	2,329,750
$5,480,582

The Company incurred rent expense of $479,614 and $476,430 for the years ended December 31, 2017 and 2016, respectively.

Contingencies

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff.  Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint. After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016.  The Company’s reply brief was filed on April 25, 2016. Defendant Stuart Titus was served with the Summons & Complaint in the case and he completed briefing his motion to dismiss, through separate counsel. No hearing date has been set by the Court at this time with respect to the motions to dismiss. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

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

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands, alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain Supply Agreement between the Company and Dun Agro dated December 19, 2013, and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. The Company filed its reply to the complaint before the March 29, 2017 deadline. Management intends to vigorously defend the complaint allegations and an estimate of possible loss cannot be made at this time.

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

The Company is a plaintiff in two litigation matters involving former credit card processors of the Company. On September 10, 2017, the Company filed a complaint against one such credit card processor, PayToo Merchant Services, Corporation (“Pay Too”), a Florida corporation, in the Circuit Court in Broward County, Florida, asserting breach of contract claims for PayToo’s failure to remit approximately $250,000 to the Company for credit card sales processed by PayToo from January 2017 to February 2017. On December 11, 2017, the Company filed a complaint against the other credit card processor, T1 Payments, LLC (“T1”), a Nevada corporation, in District Court, Clark County, Nevada, asserting breach of contract claims for T1’s failure to remit approximately $500,000 to the Company for credit card sales processed by T1 from February 2017 to October 2017.

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

The following table presents information by reportable operating segment for the years ended December 31, 2017 and 2016:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Years Ended
December 31, 2017:
Product sales, net	$20,679,239	$–	$20,679,239

Gross profit	$14,488,664	$–	$14,488,664
Loss on extinguishment of debt	(188,822)	–	(188,822)
Gain on change in derivative liability	248,875	–	248,875
Royalty buy-out	(2,432,000)	–	(2,432,000)
Selling, general and administrative	(16,016,615)	(235,761)	(16,252,376)
Research and development	(251,134)	(473,195)	(724,329)
Operating loss	$(4,151,032)	$(708,956)	$(4,859,988)

December 31, 2016:
Product sales, net	$11,060,636	$–	$11,060,636

Gross profit	$6,997,635	$–	$6,997,635
Gain on collection of related party notes receivable	379,486	–	379,486
Gain on change of derivative liability	147,200	–	147,200
Impairment of inventory	(3,562,459)	–	(3,562,459)
Impairment of PhytoSPHERE goodwill and intangible assets	(2,746,512)	–	(2,746,512)
Selling, general and administrative	(12,741,211)	(388,739)	(13,129,950)
Research and development	(834,963)	(324,046)	(1,159,009)
Operating loss	$(12,360,824)	$(712,785)	$(13,073,609)

13.	INCOME TAXES

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2017 and 2016, the Company established valuation allowances equal to the full amount of its deferred tax assets, net of certain tax liabilities, due to the uncertainty of the utilization of the net operating losses in future periods.

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$3,593,000	$5,061,830
Business credit carryforwards	100,000	80,551
Bad debt expense	56,000	39,834
Intangible assets	1,113,000	1,742,639
Stock-based compensation	575,000	579,970
Unrealized capital loss	12,000	16,870
Inventory reserve	997,000	1,419,084
Deferred rent	299,000	–
Other	59,000	44,410
	6,804,000	8,985,188
Deferred tax liabilities:
Property and equipment	(331,000)	(18,052)
CanX intangible assets	(1,074,000)	(1,556,300)
	(1,405,000)	(1,574,352)
Valuation allowance	(6,473,000)	(8,967,136)
Net deferred tax liabilities	$(1,074,000)	$(1,556,300)

The valuation allowance decreased by $2,494,136 for the year ended December 31, 2017 and increased by $4,837,842 for the year ended December 31, 2016.

As of December 31, 2017, the Company has Federal and state net operating loss (“NOL”) carryforwards of approximately $12.9 million and $13.1 million, respectively, which are available to offset future taxable income and which begin to expire in 2033. These loss carryforwards will likely be further limited pursuant to Internal Revenue Code Section 382 due to the change in control. Under Section 382 of the Internal Revenue Code, a substantial change in the Company’s ownership may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. The Company has not completed a study to determine whether a substantial change in ownership has occurred and, if so, the effect on its ability to utilize its NOL carryforwards. A valuation allowance has been recorded to fully reserve the potential benefits of these carryforwards as of December 31, 2017 and 2016. If it is determined that a substantial change in the Company’s ownership occurred in prior years, or if a substantial change in ownership occurs in the future, the Company’s ability to utilize its net operating loss carryforwards in any fiscal year may be significantly limited and the Company may be unable to fully utilize its net operating loss carryforwards prior to their expiration dates.

On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions including a corporate tax rate reduction. The Company has not completed its accounting for the income tax effects of U.S. tax reform. However, the Company has made a reasonable estimate of the 2017 financial statement impact. Accordingly, the Company recorded a $481,500 net gain for the year ended December 31, 2017, to decrease deferred tax liabilities to reflect the reduction in the U.S. corporate tax rate from 34 percent to 21 percent beginning January 1, 2018. We are still analyzing certain aspects of the law and refining our calculations of basis differences as of December 31, 2017, which could affect the measurement of these balances. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. These updates could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances.

The differences between the expected income tax benefit and the actual recorded income tax (expense) benefit computed using a statutory federal rate of 34% as of December 31, 2017 and 34% as of December 31, 2016 is as detailed below:

	2017	2016

Income tax benefit at statutory rate	$(1,829,000)	$(4,808,041)
State taxes	(37,000)	(732,064)
Effect of change in future tax rate on deferred tax balances	2,226,000	–
Stock-based compensation	685,000	553,832
Change in derivative liability	(85,000)	180,430
Amortization of discount on convertible note	–	(50,048)
Non-deductible interest on convertible notes	135,000	–
Royalty buyout	827,000	–
Other permanent differences	85,000	3,951
Other	5,500	–
Change in valuation allowance	(2,494,000)	4,851,940
Total provision	$(481,500)	$–

14.	SUBSEQUENT EVENTS

The Company paid the $100,000 installment obligations in cash under the Iliad Note 2 on January 6, 2018. On February 6, 2018, and March 5, 2018.

