Form 10-Q
period 2018-03-31
CV Sciences, Inc.
filed 2018-05-14
CIK 1510964

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 14, 2018, the issuer had 90,512,563 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

On our Internet website, http://www.cvsciences.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us” we mean CV Sciences, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation: marketability of our products; legal and regulatory risks associated with the OTC: QB; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2018	December 31, 2017

Assets
Current assets
Cash (Note 2)	$3,106,218	$2,012,965
Restricted cash (Note 2)	781,310	778,579
Accounts receivable, net (Note 2)	1,270,641	1,507,824
Inventory (Note 3)	3,665,799	2,822,585
Prepaid expenses and other current assets	717,969	813,218
Total current assets	9,541,937	7,935,171

Inventory (Note 3)	4,314,860	5,667,101
Other assets	400,000	400,000
Property & equipment, net (Note 2)	2,181,967	2,083,433
Intangibles, net (Note 5)	3,827,350	3,836,200
Goodwill (Note 2)	2,788,300	2,788,300
	13,512,477	14,775,034

Total assets	$23,054,414	$22,710,205

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$547,681	$678,271
Accrued expenses (Note 4)	1,000,878	1,931,920
Secured convertible promissory notes payable, net (Note 7)	323,086	609,926
Unsecured note payable (Note 7)	66,883	116,370
Total current liabilities	1,938,528	3,336,487

Non-current liabilities
Unsecured note payable, net (Note 7)	850,000	850,000
Deferred rent (Note 11)	1,155,140	1,067,459
Deferred tax liability	1,074,800	1,074,800
Total liabilities	5,018,468	6,328,746

Commitments and contingencies (Note 11)

Stockholders' equity (Note 8)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 90,512,563 issued and outstanding	9,051	9,051
Additional paid-in capital	52,435,489	51,400,336
Accumulated deficit	(34,408,594)	(35,027,928)
Total stockholders' equity	18,035,946	16,381,459

Total liabilities and stockholders' equity	$23,054,414	$22,710,205

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended March 31,
	2018	2017
Product sales, net	$8,070,765	$3,764,191
Cost of goods sold	2,508,862	1,331,188
Gross Profit	5,561,903	2,433,003

Operating expenses:
Selling, general and administrative	(4,740,593)	(3,676,710)
Research and development	(153,704)	(188,716)
	(4,894,297)	(3,865,426)

Gain on change in derivative liability (Note 7)	–	210,600
Royalty buy-out	–	(2,432,000)
	(4,894,297)	(6,086,826)

Operating Income (Loss)	667,606	(3,653,823)

Other expense:
Interest expense	(48,272)	(130,954)
Total Other Expense	(48,272)	(130,954)

Net income (loss) before provision for income taxes	619,334	(3,784,777)
Provision for income taxes (Note 10)	–	–
Net Income (Loss)	$619,334	$(3,784,777)

Earnings (net loss) per common share:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

Shares used in computing earnings (net loss) per common share:
Basic	90,512,563	60,098,648
Diluted	95,635,870	60,098,648

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018

UNAUDITED

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	90,512,563	$9,051	$51,400,336	$(35,027,928)	$16,381,459
Stock-based compensation (Note 9)	–	–	1,035,153	–	1,035,153
Net income	–	–	–	619,334	619,334
Balance - March 31, 2018	90,512,563	$9,051	$52,435,489	$(34,408,594)	$18,035,946

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$619,334	$(3,784,777)
Adjustments to reconcile net income (loss) to net cash flow used in operating activities:
Depreciation and amortization	119,046	56,375
Amortization of debt issuance costs	–	59,312
Amortization of derivative liability discount	13,160	3,663
Stock-based compensation	1,035,153	1,186,291
Royalty buy-out	–	2,432,000
Bad debt expense	2,498	–
Accrued interest payable	–	40,245
Gain on change in derivative liability	–	(210,600)
Change in operating assets and liabilities:
Accounts receivable	234,685	(492,573)
Inventory	509,027	687,767
Prepaid expenses and other current assets	95,249	(110,378)
Accounts payable and accrued expenses	(1,061,632)	158,262
Deferred rent	87,681	–
Net cash provided by operating activities	1,654,201	25,587

INVESTING ACTIVITIES
Purchase of equipment	(137,515)	–
Tenant improvements to leasehold real estate	(71,215)	–
Net cash flows used in investing activities	(208,730)	–

FINANCING ACTIVITIES
Borrowing from convertible debt, net of costs	–	750,000
Repayment of convertible debt in cash	(300,000)	–
Repayment of unsecured notes payable	(49,487)	(52,562)
Net cash flows provided by (used in) financing activities	(349,487)	697,438

Net increase in cash and restricted cash	1,095,984	723,025
Cash and restricted cash, beginning of period	2,791,544	1,057,468
Cash and restricted cash, end of period	$3,887,528	$1,780,493

Supplements disclosure of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$–	$1,050,000
Value of embedded derivative at inception	–	29,300
Stock redemptions	–	75,000

Supplemental cash flow disclosures:
Interest paid	$34,000	$27,735

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of CV Sciences, Inc. and its wholly-owned subsidiaries Plus CBD, LLC and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations for its current business model on January 29, 2013. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, an entity that prior to dissolution, the Company had a 70% interest in, with the District Court, Dusseldorf Germany, effective December 31, 2016. On April 27, 2018, the Company filed a Certificate of Cancellation for its wholly-owned subsidiary, CANNAVEST Acquisition, LLC, with the Secretary of State of Delaware, effective as of April 27, 2018. Neither CANNAVest Acquisition, LLC nor CannaVest Europe, GmbH had any material assets or liabilities at the time of their respective dissolutions.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2017, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 29, 2018. The results for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Liquidity – For the three months ended March 31, 2018 and 2017, the Company had net income (losses) of $619,334 and ($3,784,777), respectively. In addition, for the three months ended March 31, 2018 and 2017, the Company had positive cash flows from operations of $1,654,201 and $25,587, respectively. Management believes the Company has the funds necessary to continue its consumer product and pharmaceutical business segments and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales for the next 12-month period through May 14, 2019, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from any supply chain arrangements over the next twelve months.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the three months ended March 31, 2018 and 2017, there were no impairments.

Use of Estimates – The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing derivative financial instruments, inputs for valuing warrants, inputs for valuing notes payable beneficial conversion features and stock-based compensation, valuation of inventory, classification of current and non-current inventory amounts and the allowance for doubtful accounts.

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

Cash and Cash Equivalents – For purposes of the condensed consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Restricted Cash – The Company’s current and past arrangements with its credit card processors require that its credit card processors withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processors will refund the Company the entire amounts withheld at its sole discretion. As of March 31, 2018 and December 31, 2017, the Company had $781,310 and $778,579, respectively, in restricted cash withheld by former credit card processors. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the statement of cash flows:

	March 31, 2018	December 31, 2017

Cash	$3,106,218	$2,012,965
Restricted cash	781,310	778,579
Total cash and restricted cash shown in the statement of cash flows	$3,887,528	$2,791,544

Concentrations of Credit Risk – As of March 31, 2018, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $3,089,397 as of March 31, 2018.

There was no concentration of accounts receivable, revenue and purchases as of, and for the period and year ended March 31, 2018 and December 31, 2017.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of March 31, 2018 and December 31, 2017, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $200,000.

Revenue Recognition - Our revenue is generated from the sale of products consisting primarily of nutritional supplements and beauty products. We recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. We consider a performance obligation satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Revenue from product sales is generally recognized upon shipment to the end customer, which is when control of the product is deemed to be transferred. Payment or invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue is recorded net of discounts and promotions.

Sales Tax – The Company is responsible for collecting tax on sales to end customers and remitting these taxes to applicable jurisdictions. These taxes are assessed based on the location of the end customer and the laws of the jurisdiction in which they reside. Such taxes are accounted for on a net basis, and not included in revenues.

Shipping and Handling – Shipping and handling fees charged to customers are included in product sales. Shipping and handling fees charged to customers totaled $85,489 and $41,956 for the three months ended March 31, 2018 and 2017, respectively. Total shipping and handling costs were $319,024 and $157,359 for the three months ended March 31, 2018 and 2017, respectively, and are recorded in cost of goods sold.

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

There was no allowance for customer returns as of March 31, 2018 or 2017 due to insignificant return amounts experienced during the three months ended March 31, 2018 and March 31, 2017.

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

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. As of March 31, 2018, the Company had $680,516 of inventory in Germany and The Netherlands.

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

Property and equipment, net, as of March 31, 2018 and December 31, 2017 were as follows:

	Useful Lives	March 31, 2018	December 31, 2017

Office furniture and equipment	3 years	$655,593	$537,607
Laboratory and other equipment	5 years	418,526	398,997
Tenant improvements	14 to 39 months	1,617,100	1,545,885
		2,691,219	2,482,489
Less: accumulated depreciation		(509,252)	(399,056)
		$2,181,967	$2,083,433

Depreciation expense for the three months ended March 31, 2018 and 2017 was $110,196 and $47,525, respectively.

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

Earnings (net loss) per Share – The Company calculates earnings or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. The Company had 3,721,679 stock options and 1,401,628 warrants outstanding that were potentially dilutive as of March 31, 2018. In addition, the Company may be required to issue 10,750,000 additional shares of common stock related to certain performance-based stock options outstanding.

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $116,634 and $49,033 for the three months ended March 31, 2018 and 2017, respectively. Research and development expense for the specialty pharmaceutical segment was $37,070 and $139,683 for the three months ended March 31, 2018 and 2017, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ brand products. Advertising costs of $181,644 and $66,900 were expensed as incurred during the three months ended March 31, 2018 and 2017, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of March 31, 2018, and December 31, 2017, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2014.

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606), ASU 2016-08, Revenue from Contracts with Customers (Topic 606), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), ASU 2016-12, Revenue from Contracts with Customers (Topic 606) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 became effective for the Company beginning on January 1, 2018. The Company implemented ASU 2014-09 during the first quarter of 2018, which resulted in no changes to how we recognize revenue.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-15”), which provides amendments to specific statement of cash flows classification issues. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company implemented ASU 2016-15 during the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. ASU 2017-01 requires that for an acquisition to be considered a business, the business would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of the term “outputs,” which are now considered the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-01 during the first quarter of 2018.

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

3.	INVENTORY

Inventory as of March 31, 2018 and December 31, 2017 was comprised of the following:

	March 31, 2018	December 31, 2017

Raw materials	$5,803,635	$6,648,144
Finished goods	2,177,024	1,841,542
	$7,980,659	$8,489,686

4.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017

Accrued payroll expenses	$466,251	$1,037,122
Other accrued liabilities	534,627	894,798
	$1,000,878	$1,931,920

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at March 31, 2018 and December 31, 2017:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)

Balance - March 31, 2018:
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	45,000	55,000	5
Non-compete agreements	77,000	34,650	42,350	5
	$3,907,000	$79,650	$3,827,350
Balance - December 31, 2017:
In-process research and development	$3,730,000	$–	$3,730,000	-
Trade names	100,000	40,000	60,000	5
Non-compete agreements	77,000	30,800	46,200	5
	$3,907,000	$70,800	$3,836,200

Amortization expense for the three months ended March 31, 2018 and 2017 totaled $8,850 and $8,850, respectively.

6.	RELATED PARTIES

During the three months ended March 31, 2018 and 2017, the Company paid $0 and $9,060, respectively, to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company.

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

The Company’s borrowings and conversions under the Iliad SPA for the three months ended March 31, 2018 and for the year ended December 31, 2017 are summarized in the table below:

	Maturity	March 31, 2018	December 31, 2017	Interest Rate

Secured promissory note payable	April 1, 2018	$–	$1,897,976	10%
Interest accrued		–	137,334
Unamortized original issue discount and debt issuance costs		–	35,335
Conversion of convertible promissory notes and accrued interest to common stock		–	(1,805,000)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	75,000
Cash repayment of promissory notes and accrued interest		–	(340,645)

Net carrying amount of debt		–	–
Less current portion		–	–
Long-term borrowings - net of current portion		$–	$–

On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370,000 (the “Iliad Instrument”), which was originally recorded in additional paid-in capital (“APIC”) and was scheduled for amortization over six months. The Company determined in 2016 that the Iliad Instrument qualifies for derivative accounting treatment. The $370,000 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, in 2016 we reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the three months ended March 31, 2017, the Company recorded a gain of $210,600 for the change in fair value of the Iliad Instrument as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months; and at March 31, 2017 were (i) Volatility of 61%, (ii) Risk-Free Interest Rate of 0.74%; and (iii) Expected Term of 1 month.

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

The Company’s borrowings under the Iliad SPA 2 for the three months ended March 31, 2018 and for the year ended December 31, 2017 is summarized in the table below:

	Maturity	March 31, 2018	December 31, 2017	Interest Rate

Secured promissory note payable	April 30, 2018	$609,926	$770,000	8%
Interest accrued		8,874	51,890
Unamortized original issue discount and debt issuance costs, net		4,286	(5,714)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	(75,000)
Cash repayment of promissory notes and accrued interest		(300,000)	(131,250)

Net carrying amount of debt		323,086	609,926
Less current portion		(323,086)	(609,926)
Long-term borrowings - net of current portion		$–	$–

On the Subsequent Purchase Price Date, the Company recorded a derivative liability of $29,300 which was scheduled for amortization over 8 months. The assumptions used by the Company for calculating the fair value of the derivative liability at the Subsequent Purchase Price Date and at March 31, 2017 using the Binomial Lattice valuation model were: (i) Volatility of 85.0%; (ii) Risk-Free Interest Rate of 0.84%; and (iii) Expected Term of 8 months; and at March 31, 2017 were (i) Volatility of 84.0%, (ii) Risk-Free Interest Rate of 0.93%; and (iii) Expected Term of 7 months. On April 24, 2018, the Company repaid all amounts outstanding under the Iliad Note 2.

Current Unsecured Note Payable

In November 2017, the Company entered into a new loan agreement with First Insurance Funding to fund a portion of the Company’s insurance policies. The amount financed was $149,044 and bears interest at a rate of 4.65%. The Company is required to make nine monthly payments of $16,883 to satisfy this current unsecured note payable. As of March 31, 2018 and December 31, 2017, the outstanding balance was $66,833 and $116,370, respectively.

Unsecured Note Payable

On January 29, 2016, the Company issued an unsecured promissory note to Wiltshire, LLC (“Wiltshire”) in the principal amount of $850,000 (the “Promissory Note”) in consideration of a loan provided to the Company by Wiltshire. The Promissory Note accrued interest at 12% per annum, and the Company was obligated to make monthly interest-only payments in the amount of $8,500, for which the interest-only payments obligation commenced on March 1, 2016. All principal and accrued and unpaid interest was due under the Promissory Note on February 1, 2018. The Company had the right to prepay the Promissory Note without penalty or premium. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which will be amortized over the Promissory Note term.

On November 9, 2017, the Company extinguished and replaced the Promissory Note with a new note to Wiltshire in the principal amount of $850,000 (the “Wiltshire Note 2”) in consideration of a new loan to the Company by Wiltshire. The Wiltshire Note 2 bears interest at 16% per annum, the Company is obligated to make monthly interest-only payments of $11,333, for which the interest-only payments obligation commenced on November 9, 2017. All principal and accrued interest is due under the Wiltshire Note 2 on May 9, 2019. In connection with the Wiltshire Note 2, the Company incurred legal expenses of $12,500.

The Company’s borrowing under the Promissory Note for the three months ended March 31, 2018 and for the year ended December 31, 2017 is summarized in the table below:

	March 31, 2018	December 31, 2017

Unsecured promissory note payable	$850,000	$850,000
Debt extinguishment (Promissory Note)	–	(850,000)
Unsecured promissory note – principal amount (Wiltshire 2)	–	850,000

Net carrying amount of debt	850,000	850,000
Less current portion	–	–
Long-term borrowings - net of current portion	$850,000	$850,000

Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire a warrant with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three months ended each of March 31, 2017 and 2016, the Company recorded interest expense of $33,350 and $22,233, respectively, for the amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant at inception using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

Pursuant to the terms of the Wiltshire Note 2, the Company issued to Wiltshire a warrant with the right to purchase up to 750,000 shares of the Company’s common stock (the “Warrant 2”). The Warrant 2 is exercisable at any time subsequent to the date of issuance on November 9, 2017, and before the date that is five years from the date of issuance at an exercise price of $0.248 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company used extinguishment accounting to record the repayment of the Promissory Note and issuance of the Wiltshire Note 2. As a result, the fair value of the Warrant 2 of $136,650 was included in the loss on extinguishment of debt amount totaling $188,822 that was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017. The assumptions used by the Company for calculating the fair value of the Warrant 2 at inception using the Black-Scholes valuation model were: (i) Volatility of 95.9%; (ii) Risk-Free Interest Rate of 2.59%; and (iii) Expected Term of five years.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of March 31, 2018 and December 31, 2017, the Company had 90,512,563 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of March 31, 2018 and December 31, 2017, there was no preferred stock issued and outstanding.

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

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, RSU’s, stock bonus awards and performance-based awards. As of March 31, 2018, the Company had 2,513,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

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

The Company recognized Selling, General and Administration expenses of $1,035,153 and $1,186,291, relating to stock options and RSU’s issued to employees, officers, directors and consultants for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, and directors was $2,150,643, which is expected to be recognized over a weighted-average period of 2.26 years.

The following table summarizes stock option activity for the Amended 2013 Plan during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	15,823,277	$0.46	8.54	$5,406,499
Granted	6,669,000	0.40	–	–
Exercised	–	–	–	–
Cancelled/Forfeited	–	–	–	–
Expired	(5,277)	0.45	–	–
Outstanding - March 31, 2018	22,487,000	0.45	8.33	2,573,402

Total exercisable - March 31, 2018	15,187,459	0.49	7.79	1,645.367
Total unvested - March 31, 2018	7,299,541	0.38	9.44	928,035
Total vested or expected to vest - March 31, 2018	22,487,000	0.45	8.33	2,573,402

The following table summarizes unvested stock options as of March 31, 2018:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2017	3,738,615	0.36
Granted	6,669,000	0.30
Vested	(3,108,074)	0.34
Cancellations	–	–
Unvested stock options - March 31, 2018	7,299,541	0.31

The following table summarizes stock option activity outside of the Amended 2013 Plan during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	7,250,000	$0.37	8.78	$1,813,500
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - March 31, 2018	7,250,000	0.37	8.54	943,500

Total exercisable - March 31, 2018	7,250,000	0.37	8.54	943,500
Total unvested - March 31, 2018	–	–	–	–
Total vested or expected to vest - March 31, 2018	7,250,000	0.37	8.54	943,500

As of March 31, 2018, there were 10,750,000 remaining unvested stock options granted outside of the Amended 2013 Plan which vest upon the completion of future performance conditions.

10.	INCOME TAXES

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted in the United States (the “U.S.”). The Tax Legislation significantly revises the U.S. corporate income tax by lowering the statutory corporate tax rate to 21%, among other changes.

The Company has preliminarily accounted for the effects of the Tax Legislation and estimate that our effective tax rate for 2018 will be zero because we expect that our taxable income for 2018 will be fully offset by net operating loss carry forwards. Due to uncertainties in estimating our taxable income after 2018, we cannot determine that it is more likely than not that net operating loss carry forwards and other deferred tax assets will be utilized after 2018.

Our income tax provision for the three months ended March 31, 2018 and 2017 was $0.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company entered an 8-year lease agreement (the “Lease”) consolidating its operations of approximately 24,000 square feet in San Diego, California that commenced on February 1, 2018. The Company is required to pay monthly base rent, utilities and common area maintenance expenses. The Company received a landlord rent incentive of $1,067,459 for tenant improvements. The Lease rent incentive is recorded as a deferred liability and is amortized over the Lease term to rent expense.

The Company entered a 3-year lease agreement for additional warehouse space of approximately 5,000 square feet in San Diego, California that commenced on April 1, 2018.

The following table provides the Company’s future minimum payments under all Company lease commitments as of March 31, 2018:

Operating Lease Commitment

2018 – for the nine months ending December 31, 2018	$425,951
2019	733,849
2020	755,813
2021	712,204
2022	711,280
Thereafter	2,329,750
$5,668,847

The Company incurred rent expense of $182,339 and $130,884 for the three months ended March 31, 2018 and 2017, respectively.

Contingencies

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - a reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated complaint” on September 14, 2015, asserting two claims: (1) for violation of Section 10(b) of the Exchange Act and SEC Rule 10B-5 promulgated thereunder against all defendants, and (2) for violation of Section 20(a) of the Exchange Act against the individual defendants. The 70-page consolidated complaint expanded on the allegations of the original complaint and asserted putative class action claims for violations of securities laws principally related to certain disclosures regarding revenues, GAAP compliance, as well as financial information related to the Company’s acquisition of PHYTOSPHERE Systems, LLC. Plaintiffs sued the Company, Michael Mona, Jr., Bart Mackay, Theodore Sobieski, Edward Wilson, Stuart Titus, and Michael Llamas.

On December 11, 2015, the Company and the individuals (except for Messrs. Titus and Llamas) filed a motion to dismiss the consolidated complaint. On April 2, 2018, the Court issued an order granting in part and denying in part the motion to dismiss. With respect to the First Claim for violation of Section 10(b) of the Exchange Act, the court ruled that plaintiffs failed to allege misstatements or omissions attributable to Messrs. Mackay, Sobieski, or Titus, and so granted the motion on that claim as to those parties. The court found the allegations sufficient as to the Company and Messrs. Wilson, and Mona Jr., and so denied the motion as to those parties. Under plaintiffs’ separate theory of “market manipulation,” the Court granted the motion in favor of all defendants.  While the Court granted plaintiffs leave to amend the complaint, counsel for plaintiffs has advised defense counsel that he will not be so amending and, as a result, Messrs. Titus and Sobieski have been dismissed from the litigation, while claims remain against the Company, and Messrs. Mona Jr., Mackay, and Wilson. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same events as the already-pending securities class action case in New York discussed above – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015. Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above. The parties will soon be filing a notice with the court to advise of the New York District Court’s ruling and expect to thereafter address the amended complaint. Management intends to vigorously defend the complaint allegations. Since no discovery has been conducted and the case has been stayed for nearly three years, an estimate of the possible loss or recovery cannot be made at this time.

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

The following table presents information by reportable operating segment for the three months ended March 31, 2018 and 2017:

	Consumer Products Segments	Specialty Pharmaceutical Segment	Consolidated Totals
Three Months Ended
March 31, 2018:
Product sales, net	$8,070,765	$–	$8,070,765
Gross profit	5,561,903	–	5,561,903
Selling, general and administrative	(4,726,584)	(14,009)	(4,740,593)
Research and development	(116,634)	(37,070)	(153,704)
Operating loss	$718,685	$(51,079)	$667,606

March 31, 2017:
Product sales, net	$3,764,191	$–	$3,764,191
Gross profit	2,433,003	–	2,433,003
Gain on change in derivative liability	210,600	–	210,600
Royalty buy-out	–	(2,432,000)	(2,432,000)
Selling, general and administrative	(3,605,177)	(71,533)	(3,676,710)
Research and development	(49,033)	(139,683)	(188,716)
Operating loss	$(1,010,607)	$(2,643,216)	$(3,653,823)

13.	SUBSEQUENT EVENTS

On April 24, 2018, the Company repaid all amounts outstanding under the Iliad Note 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended March 31, 2018 and 2017, respectively, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

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

We expect to realize revenue from our consumer products business segment to fund our working capital needs during 2018. The Company’s pharmaceutical business segment may require additional capital over the next 12 months. Management believes that it will be able to fund our drug development efforts in 2018 either through current cash flow, or, through external financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to generate sufficient cash flow or raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Non-GAAP Financial Measures

We currently focus on Adjusted EBITDA to evaluate our operating performance and financial position. Adjusted EBITDA is defined by us as EBITDA (net income (loss) minus interest income, plus interest expense, income tax expense, depreciation and amortization), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We present Adjusted EBITDA because we consider it an important measure of our performance and it is a meaningful financial metric in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business, such as certain non-cash items and other adjustments. The Company believes that Adjusted EBITDA, viewed in addition to, and not in lieu of, our reported results in accordance with accounting principles generally accepted in the United States (“GAAP”), provides useful information to investors regarding the Company’s performance.

Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The term “Adjusted EBITDA” is not defined under GAAP, and Adjusted EBITDA is not a measure of net income (loss), operating income or any other performance measure derived in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. CV Sciences’ management compensates for these limitations by relying primarily on GAAP results and using Adjusted EBITDA as supplemental information.

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2018 and 2017 is detailed below:

	For the three months ended March 31,
	2018	2017
Net income (loss)	$619,334	$(3,784,777)
Interest expense	48,272	130,954
Amortization of purchased intangible assets	8,850	8,850
Depreciation of property & equipment	110,196	47,525
EBITDA	786,652	(3,597,448)

EBITDA Adjustments:
Stock-based compensation expense (1)	1,035,153	1,186,291
Gain on derivative liability (2)	–	(210,600)
Royalty buy-out (3)	–	2,432,000
Total EBITDA Adjustments	1,035,153	3,407,691
Adjusted EBITDA	$1,821,805	$(189,757)

(1)	Represents stock-based compensation expense related to stock options and RSU’s awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model (See Note 9 of the Company’s condensed consolidated financial statements).
(2)	Represents the gain on changes in derivative liabilities associated with the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements).
(3)	Represents the share-based royalty buy-out associated with the CanX acquisition.

As illustrated above, our $2,011,562 Adjusted EBITDA improvement for the three months ended March 31, 2018 compared with the same period in 2017 is primarily due to the Company’s transition from a net loss to net income position through growth of sales.

Critical Accounting Policies

We have disclosed in the notes to our consolidated financial statements and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2017 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

See Note 2 in the accompanying notes to condensed consolidated financial statements.

Results of Operations

Comparison of the Three months ended March 31, 2018 and 2017

Revenues and gross profit - We had sales of $8.07 million and gross profit of $5.56 million representing a gross profit percentage of 68.9% for the three months ended March 31, 2018 compared to sales of $3.76 million and gross profit of $2.43 million, representing a gross profit percentage of 64.6% for the three months ended March 31, 2017. The Company increased sales by $4.31 million, or a 114% increase, for the three months ended March 31, 2018 when compared to results for three months ended March 31, 2017.

The sales increase for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products, as we continued to expand and maintain our core customer base which further supports our decision to change our sales strategy to focus primarily on branded consumer products.

The gross profit increase for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 is the result of our change in sales mix and the inventory impairment recorded in 2016 which resulted in lower raw material unit costs.

Selling, general and administrative expenses – Selling, general and administrative (“SG&A”) expenses increased to $4.74 million for the three months ended March 31, 2018, compared with $3.68 million for the three months ended March 31, 2017. SG&A expenses include non-cash expenses of $1.15 million and $1.30 million for the three months ended March 31, 2018 and 2017, respectively, which consisted primarily of stock-based compensation, amortization of intangible assets, depreciation of fixed assets and bad debt expense. After adjusting for these non-cash expenses, SG&A expenses increased by $1.21 million for the three months ended March 31, 2018 compared to three months ended March 31, 2017, an approximate 51% increase. This increase relates primarily to increased employee headcount and higher commissions, both directly related to our 114% increase in sales for the three months ended March 31, 2018, as compared to three months ended March 31, 2017.

Research and development expenses - For the three months ended March 31, 2018 and 2017, the Company incurred research and development (“R&D”) expenses of $0.15 million and $0.19 million, respectively. These expenses are related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment.

During the three months ended March 31, 2018, we incurred $0.04 million of R&D expenses related to our specialty pharmaceutical segment compared with $0.14 million for the three months ended March 31, 2017. We expect R&D expense related to our pharmaceutical segment to increase each quarter over the next 12 months.

Gain on changes in derivative liabilities - Gain on changes in derivative liabilities of $0 and $0.21 million during the three months ended March 31, 2018 and 2017, respectively, relates to the change in the derivative liability from the Iliad Note and the change in the derivative liability from inception for the Iliad Note 2 (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Royalty buy-out - Royalty buy-out of $0 and $2.43 million during the three months ended March 31, 2018 and 2017, respectively relates to the Company’s share-based royalty buy-out associated with the Company’s acquisition of CanX, Inc., Florida-based, specialty pharmaceutical corporation, as disclosed by the Company in that certain Current Report on Form 8-K filed by the Company with the SEC on March 22, 2017.

Liquidity and Capital Resources

A summary of our changes in cash flows for the three months ended March 31, 2018 and 2017 is provided below:

	For the three months ended March 31,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$1,654,201	$25,587
Investing activities	(208,730)	–
Financing activities	(349,487)	697,438
Net increase in cash and restricted cash	1,095,984	723,025
Cash and restricted cash, beginning of period	2,791,544	1,057,468
Cash and restricted cash, end of period	$3,887,528	$1,780,493

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

Net cash provided in operating activities increased to $1.65 million as of March 31, 2018 compared to $0.03 million as of March 31, 2017, an improvement of $1.62 million. The primary reasons for this improvement include our increased sales, gross margins, and ability to convert our inventory investment into cash, as well as the Company’s transition from a net loss to net income position during the first quarter of 2018.

Investing Activities

The Company had $0.21 million and $0 used in investing activities for the three months ended March 31, 2018 and 2017, respectively. The investing activities for the first quarter of 2018 included purchase of equipment and leasehold improvements.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2018 and 2017 totaled ($0.35) million and $0.70 million, respectively. Cash flows used by financing activities for the three months ended March 31, 2018 consisted of $0.30 million of cash repayments on convertible debt and $0.05 million of repayments on an unsecured note payable. Cash flows provided by financing activities for the three months ended March 31, 2017 consisted of $0.75 million in borrowing net proceeds from the issuance of secured convertible debt and $0.05 million of repayments on an unsecured note payable.

Liquidity

For the three months ended March 31, 2018 and 2017, the Company had net income (loss) of $0.62 million and ($3.78) million, respectively. In addition, for the three months ended March 31, 2018 and 2017, the Company had positive cash flows from operations of $1.65 million and $0.03 million. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales through 2019, resulting in reduced cash outflow for inventory purchases. In addition, we do not intend to purchase raw inventory from our supply chain arrangements from the 2017 crop and/or 2018 crop. The Company’s pharmaceutical business segment may require additional capital over the next 12 months. Management believes that it will be able to fund our drug development efforts in 2018 either through current cash flow, or, through external financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to generate sufficient cash flow or raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework (2013).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased 325 shares of the Company’s common stock for a total investment of $15,791. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1,275,000 were restated to $1,082,375 - a reduction of $192,625) and restated goodwill as $1,855,512 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated complaint” on September 14, 2015, asserting two claims: (1) for violation of Section 10(b) of the Exchange Act and SEC Rule 10B-5 promulgated thereunder against all defendants, and (2) for violation of Section 20(a) of the Exchange Act against the individual defendants. The 70-page consolidated complaint expanded on the allegations of the original complaint and asserted putative class action claims for violations of securities laws principally related to certain disclosures regarding revenues, GAAP compliance, as well as financial information related to the Company’s acquisition of PHYTOSPHERE Systems, LLC. Plaintiffs sued the Company, Michael Mona, Jr., Bart Mackay, Theodore Sobieski, Edward Wilson, Stuart Titus, and Michael Llamas.

On December 11, 2015, the Company and the individuals (except for Messrs. Titus and Llamas) filed a motion to dismiss the consolidated complaint. On April 2, 2018, the Court issued an order granting in part and denying in part the motion to dismiss. With respect to the First Claim for violation of Section 10(b) of the Exchange Act, the court ruled that plaintiffs failed to allege misstatements or omissions attributable to Messrs. Mackay, Sobieski, or Titus, and so granted the motion on that claim as to those parties. The court found the allegations sufficient as to the Company and Messrs. Wilson, and Mona Jr., and so denied the motion as to those parties. Under plaintiffs’ separate theory of “market manipulation,” the Court granted the motion in favor of all defendants.  While the Court granted plaintiffs leave to amend the complaint, counsel for plaintiffs has advised defense counsel that he will not be so amending and, as a result, Messrs. Titus and Sobieski have been dismissed from the litigation, while claims remain against the Company, and Messrs. Mona Jr., Mackay, and Wilson. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same events as the already-pending securities class action case in New York discussed above – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015. Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above. The parties will soon be filing a notice with the court to advise of the New York District Court’s ruling and expect to thereafter address the amended complaint. Management intends to vigorously defend the complaint allegations. Since no discovery has been conducted and the case has been stayed for nearly three years, an estimate of the possible loss or recovery cannot be made at this time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1 (2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3 (3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4 (4)	Certificate of Incorporation of the Company, as amended.
3.5 (5)	Amendment to the Bylaws of the Company, as amended.
3.6 (6)	Bylaws of the Company, as amended.
4.1 (7)	CannaVEST Corp. Specimen Stock Certificate
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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
Dated May 14, 2018

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Financial Officer (Principal Financial Officer)
Dated May 14, 2018

