Form 10-Q
period 2018-06-30
CV Sciences, Inc.
filed 2018-08-01
CIK 1510964

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 1, 2018, the issuer had 90,945,896 shares of issued and outstanding common stock, par value $0.0001.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash (Note 2)	$6,452,597	$2,012,965
Restricted cash (Note 2)	778,579	778,579
Accounts receivable, net (Note 2)	2,586,868	1,507,824
Inventory (Note 3)	3,658,104	2,822,585
Prepaid expenses and other current assets	782,015	813,218
	14,258,163	7,935,171

Inventory, net (Note 3)	3,631,346	5,667,101
Other assets	400,000	400,000
Property & equipment, net (Note 2)	2,133,753	2,083,433
Intangibles, net (Note 5)	3,818,500	3,836,200
Goodwill (Note 5)	2,788,300	2,788,300

Total assets	$27,030,062	$22,710,205

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$638,139	$678,271
Accrued expenses (Note 4)	1,509,148	1,931,920
Secured convertible promissory notes payable, net (Note 7)	–	609,926
Unsecured notes payable (Note 7)	866,818	116,370
Total current liabilities	3,014,105	3,336,487

Non-current liabilities
Unsecured note payable, net (Note 7)	–	850,000
Deferred rent	1,189,175	1,067,459
Deferred tax liability	1,074,800	1,074,800
Total liabilities	5,278,080	6,328,746

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 8 and 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 90,945,896 and 90,512,563 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	9,094	9,051
Additional paid-in capital	52,965,572	51,400,336
Accumulated deficit	(31,222,684)	(35,027,928)
Total stockholders' equity	21,751,982	16,381,459

Total liabilities and stockholders' equity	$27,030,062	$22,710,205

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Product sales, net	$12,348,695	$4,081,832	$20,419,460	$7,846,023
Cost of goods sold	3,288,619	1,237,374	5,797,481	2,568,561
Gross Profit	9,060,076	2,844,458	14,621,979	5,277,462

Operating Expenses:
Selling, general and administrative	(5,320,604)	(3,525,773)	(10,061,197)	(7,202,482)
Research and development	(442,004)	(205,647)	(595,708)	(394,363)
	(5,762,608)	(3,731,420)	(10,656,905)	(7,596,845)

Gain on changes in derivative liabilities	–	27,288	–	237,888
Royalty buy-out	–	–	–	(2,432,000)
	(5,762,608)	(3,704,132)	(10,656,905)	(9,790,957)

Operating Income (Loss)	3,297,468	(859,674)	3,965,074	(4,513,495)

Other (expense) income:
Interest income	–	7	–	7
Interest expense	(71,558)	(132,521)	(119,830)	(263,475)
Total Other Expense	(71,558)	(132,514)	(119,830)	(263,468)

Income (loss) before provision for income taxes	3,225,910	(992,188)	3,845,244	(4,776,963)
Provision for income taxes	40,000	–	40,000	–
Net Income (Loss)	$3,185,910	$(992,188)	$3,805,244	$(4,776,963)

Weighted average common shares outstanding
Basic	90,712,929	82,859,090	90,613,300	71,541,743
Diluted	112,466,463	82,859,090	106,291,469	71,541,743
Net income (loss) per common share
Basic	$0.04	$(0.01)	$0.04	$(0.07)
Diluted	$0.03	$(0.01)	$0.04	$(0.07)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	90,512,563	$9,051	$51,400,336	$(35,027,928)	$16,381,459
Issuance of stock for professional services	150,000	15	61,560	–	61,575
Exercise of stock options	283,333	28	107,374	–	107,402
Stock based compensation	–	–	1,396,302	–	1,396,302
Net Income	–	–	–	3,805,244	3,805,244
Balance - June 30, 2018	90,945,896	$9,094	$52,965,572	$(31,222,684)	$21,751,982

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$3,805,244	$(4,776,963)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	244,910	104,547
Amortization of debt issuance costs and accrued interest	50,074	119,892
Amortization of beneficial conversion feature of convertible debts	–	15,088
Common stock issued for professional services	61,575	–
Stock-based compensation	1,396,302	1,744,128
Royalty buy-out	–	2,432,000
Bad debt expense	2,216	400,435
Accrued interest payable	–	75,666
Gain on changes in derivative liabilities	–	(237,888)
Change in operating assets and liabilities:
Accounts receivable	(1,081,260)	(298,319)
Notes receivable	17,500	–
Inventory	1,200,236	872,582
Prepaid expenses and other current assets	13,703	(691,981)
Accounts payable and accrued expenses	(462,904)	445,092
Deferred rent	121,716	–
Net cash provided by operating activities	5,369,312	204,279

INVESTING ACTIVITIES
Purchase of equipment	(190,600)	(6,410)
Tenant improvements to leasehold real estate	(86,930)	–
Net cash flows used in investing activities	(277,530)	(6,410)

FINANCING ACTIVITIES
Borrowings from secured convertible debt, net of costs	–	750,000
Repayment of convertible debt in cash	(660,000)	–
Repayment of unsecured notes payable	(99,552)	(107,767)
Proceeds from exercise of stock options	107,402	–
Net cash flows provided by (used in) financing activities	(652,150)	642,233

Net increase in cash and restricted cash	4,439,632	840,102
Cash and restricted cash, beginning of period	2,791,544	1,057,468
Cash and restricted cash, end of period	$7,231,176	$1,897,570

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$–	$1,325,000
Value of embedded derivative at inception	–	29,300
Issuance of common stock in consideration for royalty buyout	–	15,000,000
Issuance of common stock to settle restricted stock units	–	1,000,000
Issuance of common stock for prepaid expenses and other current assets	–	202,000
Stock Redemptions	–	75,000
Supplemental cash flow disclosures:
Interest paid	$119,830	$52,828
Taxes paid	17,699	35,033

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

Basis of Presentation – The condensed consolidated financial statements include, as applicable, the accounts of CV Sciences, Inc. and its wholly-owned subsidiaries Plus CBD, LLC and CANNAVEST Acquisition, LLC; and the accounts of a 70% interest in CannaVest Europe, GmbH (collectively, as applicable, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company commenced commercial operations for its current business model on January 29, 2013. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, an entity that, prior to dissolution, the Company had a 70% interest in, with the District Court, Dusseldorf Germany, effective December 31, 2016. On April 27, 2018, the Company filed a Certificate of Cancellation for its wholly-owned subsidiary, CANNAVEST Acquisition, LLC, with the Secretary of State of Delaware, effective as of April 27, 2018. Neither CANNAVest Acquisition, LLC nor CannaVest Europe, GmbH had any material assets or liabilities at the time of their respective dissolutions.

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods and ensure that the financial statements are not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2017, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 29, 2018. The results for the interim periods ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Liquidity – For the three months ended June 30, 2018 and 2017, the Company had net income (losses) of $3,185,910 and ($992,188), respectively. For the six months ended June 30, 2018 and 2017, the Company had net income (losses) of $3,805,244 and ($4,776,963), respectively. In addition, for the six months ended June 30, 2018 and 2017, the Company had positive cash flows from operations of $5,369,313 and $204,279, respectively. Management believes the Company has the funds necessary to continue its consumer product and pharmaceutical business segments and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support anticipated sales for the next 12-month period through August 1, 2019, resulting in reduced cash outflow for inventory purchases.

Derivative Financial Instruments – Derivative financial instruments are initially recognized at fair value on the date a derivative contract is entered into and subsequently remeasured at fair value on a quarter-end reporting basis. Changes in the fair value of derivative financial instruments are recognized as a gain or loss in the Company’s Condensed Consolidated Statements of Operations.

Goodwill and Intangible Assets – The Company evaluates the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles Goodwill and Other and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of a reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of a reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. In process research and development (“IPR&D”) has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the three and six months ended June 30, 2018 and 2017, there were no impairments.

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

Cash and Cash Equivalents – For purposes of the condensed consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Restricted Cash – The Company’s current and past arrangements with its credit card processors require that its credit card processors withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processors will refund the Company the entire amounts withheld at its sole discretion. The Company had $778,579 in restricted cash withheld by former credit card processors as of June 30, 2018 and December 31, 2017. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the statement of cash flows:

	June 30, 2018	December 31, 2017

Cash	$6,452,597	$2,012,965
Restricted cash	778,579	778,579
Total cash and restricted cash shown in the statement of cash flows	$7,231,176	$2,791,544

Concentrations of Credit Risk – As of June 30, 2018, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $6,410,526 as of June 30, 2018.

There was no concentration of accounts receivable, revenue and purchases as of, and for the period and year ended June 30, 2018 and December 31, 2017.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of June 30, 2018 and December 31, 2017, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $200,000.

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

Shipping and Handling – Shipping and handling expenses are recorded in cost of goods sold and totaled $487,939 and $166,643 for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 totaled $806,963 and $324,002, respectively.

Returns – Finished Products – Within ten (10) days of a customer’s receipt of the Company’s finished products, the customer may return (i) finished products that do not conform to the Company’s product specifications or, (ii) finished products which are defective, provided that notice of condition is given within five (5) days of the customer’s receipt of the finished products. The failure to comply with the foregoing time requirements shall be deemed a waiver of customer’s claim for incorrect or defective shipments. In the event of the existence of one or more material defects in any finished product upon delivery to the customer, the Company shall, at its sole option and cost, either (a) take such measures as are required to cure the defect(s) designated in the customer’s notice, or (b) replace such defective finished product(s). The Company may, at its sole option, require the return or destruction of the defective finished products. The customer shall afford the Company the opportunity to verify that such defects existed prior to shipment and were not, for purposes of example and not limitation, the result of improper transport, handling, storage, product rotation or misuse by the customer.

Bulk Oil Products – Sales of bulk oil products are generally final and the Company does not accept returns under any circumstances.

There was no allowance for customer returns as of June 30, 2018 or December 31, 2017 due to insignificant return amounts experienced during the six months ended June 30, 2018 and the year ended December 31, 2017.

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

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors, consultants and former directors as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

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

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. As of June 30, 2018, the Company had $680,515 of inventory in Germany and The Netherlands.

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

Property and equipment, net, as of June 30, 2018 and December 31, 2017 were as follows:

	Useful Lives	June 30, 2018	December 31, 2017

Office furniture and equipment	3 years	$708,678	$537,607
Laboratory and other equipment	5 years	418,526	398,997
Tenant improvements	14 to 39 months	1,632,815	1,545,885
		2,760,019	2,482,489
Less: accumulated depreciation		(626,266)	(399,056)
		$2,133,753	$2,083,433

Depreciation expense for the three months ended June 30, 2018 and 2017 was $117,014 and $39,322, respectively, and for the six months ended June 30, 2018 and 2017 was $227,210 and $86,847, respectively.

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

Earnings (net loss) per Share – The Company calculates earnings or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. The Company had 19,431,331 stock options and 2,322,203 warrants outstanding that were potentially dilutive as of June 30, 2018. In addition, the Company may be required to issue 10,750,000 additional shares of common stock related to certain performance-based stock options outstanding.

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $75,833 and $55,956 for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 was $192,467 and $104,989, respectively. Research and development expense for the specialty pharmaceutical segment was $366,171 and $149,691 for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 was $403,241 and $289,374, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ brand products. Advertising costs of $220,915 and $108,555 were expensed as incurred during the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 were $402,559 and $175,455, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of June 30, 2018, and December 31, 2017, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2014.

Recently Issued and Newly Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606), ASU 2016-08, Revenue from Contracts with Customers (Topic 606), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), ASU 2016-12, Revenue from Contracts with Customers (Topic 606) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and the International Financial Reporting Standards. ASU 2014-09 became effective for the Company beginning on January 1, 2018. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2018, which resulted in no changes to how we recognize revenue.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which involves multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company implemented ASU 2016-09 during the annual reporting period of 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-15”), which provides amendments to specific statement of cash flows classification issues. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company implemented ASU 2016-15 for the interim and annual reporting periods of 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. ASU 2017-01 requires that for an acquisition to be considered a business, the business would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of the term “outputs,” which are now considered the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-01 for the interim and annual reporting periods of 2018.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. Under ASU 2018-07, most of the guidance on share-based payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2018-07 on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have, a material impact on the Company’s present or future financial statements.

3.	INVENTORY

Inventory as of June 30, 2018 and December 31, 2017 was comprised of the following:

	June 30, 2018	December 31, 2017

Raw materials	$5,033,276	$6,648,144
Finished goods	2,256,174	1,841,542
	$7,289,450	$8,489,686

4.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017

Accrued payroll expenses	$402,278	$1,037,122
Other accrued liabilities	1,106,870	894,798
	$1,509,148	$1,931,920

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at June 30, 2018 and December 31, 2017:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)

Balance - June 30, 2018:
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	50,000	50,000	5
Non-compete agreements	77,000	38,500	38,500	5
	$3,907,000	$88,500	$3,818,500
Balance - December 31, 2017:
In-process research and development	$3,730,000	$–	$3,730,000	-
Trade names	100,000	40,000	60,000	5
Non-compete agreements	77,000	30,800	46,200	5
	$3,907,000	$70,800	$3,836,200

Amortization expense for the three months ended June 30, 2018 and 2017 totaled $8,850 and $8,850, respectively and for the six months ended June 30, 2018 and 2017 totaled $17,700 and $17,700, respectively.

6.	RELATED PARTIES

During the six months ended June 30, 2018 and 2017, the Company paid a Company stockholder who is a supplier of raw material inventory to the Company $0 and $9,060, respectively.

During the three months ended June 30, 2018 and 2017, the Company paid $5,250 and $5,250, respectively, to a company partially owned by a Company director that provides quality control and quality assurance consulting to the Company. During the six months ended June 30, 2018 and 2017, the Company paid the same company $10,500 and $10,500, respectively.

7.	NOTES PAYABLE

Iliad Secured Convertible Promissory Notes Payable

On May 25, 2016 (the “Purchase Price Date”), the Company entered into a Securities Purchase Agreement (“Iliad SPA”) with Iliad Research and Trading, L.P. (the “Lender” or “Iliad”) pursuant to which the Lender loaned the Company $2,000,000. On the Purchase Price Date, the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note”) in the principal amount of $2,055,000 in exchange for payment by Lender of $2,000,000. The principal sum of the Iliad Note reflected the amount invested, plus a 2.25% “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Lender’s legal fees. Out of the proceeds from the Iliad Note, the Company paid the sum of $25,000 to its placement agent, Myers & Associates, L.P., which is a registered broker-dealer. The Company received net proceeds of $1,975,000 in exchange for the Iliad Note. The Iliad Note required the repayment of all principal and any interest, fees, charges and late fees on the date that was thirteen months after the Purchase Price Date (the “Maturity Date”). Interest was to be paid on the outstanding balance at a rate of ten percent (10%) per annum from the Purchase Price Date until the Iliad Note was paid in full. Interest was accrued during the term of the Iliad Note and all interest calculations were computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and compounded daily. Subject to adjustment as set forth in the Iliad Note, the conversion price for each Lender conversion was $0.50 (the “Lender Conversion Price”), convertible into shares of fully paid and non-assessable common stock. Beginning on the date that was six months after the Purchase Price Date and continuing until the Maturity Date, Iliad had the right to redeem a portion of the Iliad Note in any amount up to the Maximum Monthly Redemption Amount ($275,000, which was the maximum aggregate redemption amount that could be redeemed in any calendar month), for which payments could be made in cash or by converting the redemption amount into shares of Company common stock at a conversion price which was the lesser of (a) the Lender Conversion Price of $0.50 and (b) the Market Price, defined as 70% (“the Conversion Factor”), subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days was below $0.25 per share then the Conversion Factor would have been reduced by 10%, (2) the Company was not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor would have been reduced by an additional 5%, or (3) there occurred a “Major Default” then the Conversion Factor would have been reduced by an additional 5%. The Company was permitted to prepay the Iliad Note at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company was permitted to prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender could convert an amount not to exceed $300,000 under the Iliad Note. In connection with the Iliad Note, as set forth above, the Company incurred an original issue discount of $45,000 and $35,000 of other debt issuance costs, which were amortized over the Iliad Note term. The Iliad Note was securitized by the Company’s accounts receivable, inventory and equipment.

In November 2016, the Company entered into an Amendment to the Iliad Note (the “Iliad Amendment”), whereby the Lender and the Company agreed that the Maximum Monthly Redemption Amount for the period from November 2016 to January 2017 (the “Reduction Period”) be reduced from $275,000 to $166,667 (the “Reduced Maximum Monthly Redemption Amount”). In addition, if the Lender failed to convert the full Reduced Maximum Monthly Redemption Amount during any month in the Reduction Period, then any such unconverted amount would increase the Reduced Maximum Monthly Redemption Amount in the following month or months. Furthermore, the Company was not allowed to pay any of the Reduced Maximum Monthly Redemption Amounts in cash. As such, all amounts converted would be converted into Redemption Conversion Shares of the Company’s common stock. Also, as part of the Iliad Amendment, the Lender agreed that, with respect to any Redemption Conversion Shares received during the Reduction Period, in any given calendar week its Net Sales of such Redemption Conversion Shares would not exceed the greater of (a) 10% of the Company’s weekly dollar trading volume in such week or (b) $50,000 (the “Volume Limitation”). However, if the Lender’s Net Sales were less than the Volume Limitation for any given week, then in the following week or weeks, the Lender would be allowed to sell an additional amount of Redemption Conversion Shares equal to the difference between the amount the Lender was allowed to sell and the amount the Lender actually sold. For the purpose of the Iliad Amendment, Net Sales was defined as the gross proceeds from sales of the Redemption Conversion Shares sold in a calendar week during the Reduction Period minus any trading commissions or costs associated with clearing and selling such Redemption Conversion Shares minus the purchase price paid for any shares of the Company’s common stock purchased in the open market during such week. The Lender and the Company both agreed that in the event the Lender breached the Volume Limitation where its Net Sales of Redemption Conversion Shares during any week during the Reduction Period exceeded the dollar volume the Lender was permitted to sell during such week pursuant to the Volume Limitation (the “Excess Sales”), then the Company’s sole and exclusive remedy for such breach was the reduction of the outstanding balance of the Iliad Note by an amount equal to 200% of the Excess Sales upon delivery of written notice to the Lender setting forth its basis for such reduction.

In January 2017, the Company entered into Amendment #2 to the Iliad Note (the “Iliad Amendment 2”). In accordance with the Iliad Amendment 2, during the period between January 27, 2017 and February 24, 2017, the Company agreed to allow the Lender to convert up to $500,000 (the “Additional Redemption Amount”) in Redemption Conversions under the Note, provided that the Lender not effectuate a Redemption Conversion of any Maximum Monthly Redemption Amount between January 27, 2017 and March 1, 2017. During this time period, the Company was not allowed to pay any of the Additional Redemption Amount in cash and all such amounts had to be converted into Redemption Conversion Shares of the Company’s common stock. In addition, the Lender agreed that the sale of any Redemption Conversion Shares between January 27, 2017 and April 30, 2017 (the “Limitation Period”) was subject to the Volume Limitation. Immediately following the expiration of the Limitation Period, the Volume Limitation was cancelled.

In March 2017, the Company entered into Amendment #3 to the Iliad Note (the “Iliad Amendment 3”). In accordance with the Iliad Amendment 3, during the period from March 1, 2017 to March 31, 2017, the Company agreed to allow the Lender to convert up to $500,000 (the “Additional Redemption Amount 2”) in Redemption Conversions under the Note, provided that the Lender not effectuate a Redemption Conversion of any Maximum Monthly Redemption Amount from March 1, 2017 until April 1, 2017. During this time period, the Company was not allowed to pay any of the Additional Redemption Amount 2 in cash and all such amounts had to be converted into Redemption Conversion Shares of the Company’s common stock. In addition, the Lender agreed that the sale of any Redemption Conversion Shares between March 1, 2017 and May 31, 2017 (the “Limitation Period 2”) was subject to the Volume Limitation. Immediately following the expiration of the Limitation Period 2, the Volume Limitation was cancelled.

In August 2017, the Company entered into Amendment #4 to the Iliad Note (the “Iliad Amendment 4”), whereby the Lender and the Company agreed to extend the Maturity Date of the Iliad Note to April 1, 2018. In addition, the parties agreed to amend the Volume Limitation in the Iliad Note, with respect to any Conversion Shares, such that in any given calendar week the Lender’s Net Sales of such Conversion Shares would not exceed the greater of (a) 15% of the Company’s weekly dollar trading volume in such week or (b) $50,000 (the “New Volume Limitation”). However, if the Lender’s Net Sales were less than the New Volume Limitation for any given week, then in the following week or weeks, the Lender would be allowed to sell an additional amount of Conversion Shares equal to the difference between the amount the Lender was allowed to sell and the amount the Lender actually sold. For the purpose of the Iliad Amendment 4, Net Sales was defined as the gross proceeds from sales of the Conversion Shares sold in a calendar week minus any trading commissions or costs associated with clearing and selling such Conversion Shares minus the purchase price paid for any shares of the Company’s common stock purchased in the open market during such week. The Lender and the Company both agreed that in the event the Lender breached the Volume Limitation where its Net Sales of Conversion Shares during any week exceeded the dollar volume the Lender was permitted to sell during such week pursuant to the Volume Limitation (the “Excess Sales”), then the Company’s sole and exclusive remedy for such breach was the reduction of the outstanding balance of the Iliad Note by an amount equal to 200% of the Excess Sales upon delivery of written notice to the Lender setting forth its basis for such reduction. In connection with the Iliad Amendment 4, Lender confirmed that no Events of Default or other material breaches existed under the Iliad Note and related Transaction Documents (as defined in the Iliad SPA).

During the six months ended June 30, 2017, the Company issued 5,793,791 shares of its common stock to Iliad in connection with the conversions of the Iliad Note in the aggregate principal amount of $1,344,359 and $55,641 of accrued interest. The total of $1,400,000 was allocated to common stock and additional paid-in capital.

The Company’s borrowings and conversions under the Iliad SPA for the six months ended June 30, 2018 and for the year ended December 31, 2017 are summarized in the table below:

	Maturity	June 30, 2018	December 31, 2017	Interest Rate

Secured promissory note payable	April 1, 2018	$–	$1,897,976	10%
Interest accrued		–	137,334
Unamortized original issue discount and debt issuance costs		–	35,335
Conversion of convertible promissory notes and accrued interest to common stock		–	(1,805,000)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	75,000
Cash repayment of promissory notes and accrued interest		–	(340,645)

Net carrying amount of debt		–	–
Less current portion		–	–
Long-term borrowings - net of current portion		$–	$–

On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370,000 (the “Iliad Instrument”), which was originally recorded in additional paid-in capital (“APIC”) and was scheduled for amortization over six months. The Company determined in 2016 that the Iliad Instrument qualified for derivative accounting treatment. The $370,000 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, in 2016 we reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the three and six months ended June 30, 2017, the Company recorded a gain of $16,300 and $222,800, respectively, for the change in fair value of the Iliad Instrument as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months; and at June 30, 2017 were (i) Volatility of 61%, (ii) Risk-Free Interest Rate of 0.74%; and (iii) Expected Term of zero months.

In March 2017, the Company entered into another Securities Purchase Agreement (“Iliad SPA 2”) with Iliad pursuant to which the Lender loaned the Company $750,000. On March 1, 2017 (the “Subsequent Purchase Price Date”), the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note 2”) in the principal amount of $770,000 in exchange for payment by Lender of $750,000. The principal sum of the Iliad Note 2 reflected the amount invested, plus a $15,000 OID and a $5,000 reimbursement of Lender’s legal fees. The Company received net proceeds of $750,000 in exchange for the Iliad Note 2. The Iliad Note 2 required the repayment of all principal and any interest, fees, charges and late fees on the date that was fourteen months after the Subsequent Purchase Price Date (the “Maturity Date”). Interest was to be paid on the outstanding balance at a rate of eight percent (8%) per annum from the Subsequent Purchase Price Date until the Iliad Note 2 was paid in full. Interest accrued during the term of the Iliad Note 2 and all interest calculations were computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and compounded daily. Subject to adjustment as set forth in the Iliad Note 2, the conversion price for each Lender conversion was the Lender Conversion Price, convertible into shares of fully paid and non-assessable common stock. Beginning on the date that was six months after the Subsequent Purchase Price Date and continuing until the Maturity Date, Iliad had the right to redeem a portion of the Iliad Note 2 in an amount not to exceed $100,000. Provided the Company had not suffered an “Event of Default” and was in compliance with certain “Equity Conditions” (unless waived by Iliad, in either case), the Company was permitted to make payments on such redemptions in cash or by converting the redemption amount into shares of Company common stock at a conversion price which was the lesser of (a) $0.50 per share and (b) 70% (“the Conversion Factor”) of the average of the three (3) lowest closing bid prices in the previous 20 trading days, subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days was below $0.25 per share then the Conversion Factor would have been reduced by 10%, (2) the Company was not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor would have been reduced by 5%, (3) the Company was not DTC eligible, then the Conversion Factor would have been reduced by an additional 5% or (4) there occurred a “Major Default” then the Conversion Factor would have been reduced by an additional 5% for each of the first three Major Defaults that occurred after the effective date. The Company was permitted to prepay the Iliad Note 2 at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company was permitted to prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender could have converted an amount not to exceed $200,000 under the Iliad Note 2. In connection with the Iliad Note 2, as set forth above, the Company incurred an original issue discount of $15,000 and $5,000 of other debt issuance costs, which was amortized over the Iliad Note 2 term. The Iliad Note 2 was securitized by the Company’s accounts receivable, inventory and equipment.

The Company’s borrowings under the Iliad SPA 2 for the six months ended June 30, 2018 and for the year ended December 31, 2017 is summarized in the table below:

	Maturity	June 30, 2018	December 31, 2017	Interest Rate

Secured promissory note payable	April 30, 2018	$609,926	$770,000	8%
Interest accrued		$44,360	51,890
Unamortized original issue discount and debt issuance costs, net		$5,714	(5,714)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	(75,000)
Cash repayment of promissory notes and accrued interest		$(660,000)	(131,250)

Net carrying amount of debt		–	609,926
Less current portion		–	(609,926)
Long-term borrowings - net of current portion		$–	$–

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

Current Unsecured Note Payable

In November 2017, the Company entered into a new loan agreement with First Insurance Funding to fund a portion of the Company’s insurance policies. The amount financed was $149,044 and bears interest at a rate of 4.65%. The Company is required to make nine monthly payments of $16,883 to satisfy this current unsecured note payable. As of June 30, 2018 and December 31, 2017, the outstanding balance was $16,818 and $116,370, respectively.

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

The Company’s borrowing under the Promissory Note for the six months ended June 30, 2018 and for the year ended December 31, 2017 is summarized in the table below:

	June 30, 2018	December 31, 2017

Unsecured promissory note payable	$850,000	$850,000
Debt extinguishment (Promissory Note)	–	(850,000)
Unsecured promissory note – principal amount (Wiltshire 2)	–	850,000

Net carrying amount of debt	850,000	850,000
Less current portion	850,000	–
Long-term borrowings - net of current portion	$–	$850,000

Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire a warrant with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three months ended each of June 30, 2018 and 2017, the Company recorded interest expense of $34,000 and $33,350, respectively, for the amortization of the Warrant fair value. During the six months ended each of June 30, 2018 and 2017, the Company recorded interest expense of $68,000 and $66,700, respectively. The assumptions used by the Company for calculating the fair value of the Warrant at inception using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

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

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of June 30, 2018 and December 31, 2017, the Company had 90,945,896 and 90,512,563 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of June 30, 2018 and December 31, 2017, there was no preferred stock issued and outstanding.

Options/Warrants/RSU’s

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units (RSU’s), stock bonus awards and performance-based awards. On each of December 21, 2015, October 24, 2016 and July 14, 2017, the Company’s stockholders approved an amendment to the Amended 2013 Plan to increase the number of shares that may be issued under the Amended 2013 Plan. There are currently 25,000,000 shares of common stock authorized for issuance under the Amended 2013 Plan. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated.

9.	STOCK-BASED COMPENSATION

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, RSU’s, stock bonus awards and performance-based awards. As of June 30, 2018, the Company had 3,346,334 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

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

The Company recognized Selling, General and Administrative (“SG&A”) expenses of $361,149 and $557,837, relating to stock options and RSU’s issued to employees, officers, directors and consultants for the three months ended June 30, 2018 and 2017, respectively. The Company recognized SG&A expenses of $1,396,302 and $1,744,128, relating to stock options and RSU’s issued to employees, officer, directors and consultants for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, directors and consultants was $1,621,695 which is expected to be recognized over a weighted-average period of 2.17 years.

The following table summarizes stock option and RSU activity for the Amended 2013 Plan during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	15,823,277	$0.48	8.54	$5,406,499
Granted	6,669,000	0.40	–	–
Exercised	(283,334)	0.38	–	–
Cancelled/Forfeited	(550,000)	0.40	–	–
Expired	(5,277)	0.45	–	–
Outstanding - June 30, 2018	21,653,666	0.46	8.03	26,390,910

Total exercisable - June 30, 2018	15,838,205	0.48	7.60	18,944,543
Total unvested - June 30, 2018	5,815,461	0.38	9.22	7,446,367
Total vested or expected to vest - June 30, 2018	21,653,666	0.46	8.03	26,390,910

The following table summarizes unvested stock options as of June 30, 2018:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2017	3,738,615	0.35
Granted	6,669,000	0.30
Vested	(4,042,154)	0.36
Cancellations	(550,000)	0.31
Unvested stock options - June 30, 2018	5,815,461	0.29

The following table summarizes stock option activity outside of the Amended 2013 Plan during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	7,250,000	$0.37	8.78	$1,813,500
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - June 30, 2018	7,250,000	0.37	8.29	9,353,500

Total exercisable - June 30, 2018	7,250,000	0.37	8.29	9,353,500
Total unvested - June 30, 2018	–	–	–	–
Total vested or expected to vest - June 30, 2018	7,250,000	0.37	8.29	9,353,500

As of June 30, 2018, there were 10,750,000 remaining unvested stock options granted outside of the Amended 2013 Plan which vest upon the completion of future performance conditions.

10.	INCOME TAXES

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted in the United States (the “U.S.”). The Tax Legislation significantly revises the U.S. corporate income tax by lowering the statutory corporate tax rate to 21%, among other changes.

The Company has preliminarily accounted for the effects of the Tax Legislation and estimate that our effective tax rate for 2018 will be approximately 1% because we expect that our taxable income for 2018 will be fully offset by net operating loss carry forwards and the only tax obligation will be for state-level alternative minimum taxes. Due to uncertainties in estimating our taxable income after 2018, we cannot determine that it is more likely than not that net operating loss carry forwards and other deferred tax assets will be utilized after 2018.

Our income tax provision for the three and six months ended June 30, 2018 and 2017 was $40,000, and was $0 for the three months ended June 30, 2017.

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

The following table provides the Company’s future minimum payments under all Company lease commitments as of June 30, 2018:

Operating Lease Commitment

2018 – for the six months ending December 31, 2018	$312,966
2019	733,849
2020	755,813
2021	712,204
2022	711,280
Thereafter	2,329,750
$5,555,862

The Company incurred rent expense of $153,478 and $111,733 for the three months ended June 30, 2018 and 2017, respectively, and incurred rent expense of $335,817 and $242,617 for the six months ended June 30, 2018 and 2017, respectively.

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

On December 11, 2015, the Company and the individuals (except for Messrs. Titus and Llamas) filed a motion to dismiss the consolidated complaint. On April 2, 2018, the Court issued an order granting in part and denying in part the motion to dismiss. With respect to the First Claim for violation of Section 10(b) of the Exchange Act, the court ruled that plaintiffs failed to allege misstatements or omissions attributable to Messrs. Mackay, Sobieski, or Titus, and so granted the motion on that claim as to those parties. The court found the allegations sufficient as to the Company and Messrs. Wilson, and Mona Jr., and so denied the motion as to those parties. Under plaintiffs’ separate theory of “market manipulation,” the Court granted the motion in favor of all defendants.  The parties are currently awaiting entry of a case scheduling order by the Court. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same events as the already-pending securities class action case in New York discussed above – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015. Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above. Mr. Ruth and the Company filed a stipulation and proposed order on June 20, 2018 asking the Nevada District Court to continue the stay in the action pending a resolution on the securities class action case. Since no discovery has been conducted and the case has been stayed for nearly three years, an estimate of the possible loss or recovery cannot be made at this time.

On June 15, 2017, the SEC filed an enforcement action against the Company and its then-Chief Executive Officer, Michael Mona, Jr.  In the complaint, filed in the United States District Court of Nevada (Case No. 2:17-cv-01681), the SEC alleged that the Company and Mr. Mona violated federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5(b), through alleged misrepresentations made in certain SEC reports regarding the value of the Company’s assets acquired by the Company from PhytoSphere Systems, LLC. On May 31, 2018, the Company and Mr. Mona settled all claims. Pursuant to the terms of the settlement, without admitting or denying the allegations made by the SEC, the Company agreed to a consent judgment pursuant to which (a) the Company agreed to pay a penalty in the amount of $150,000, and (b) the Company is permanently enjoined from violations of federal securities laws.  The Company has made this payment in full.  Mr. Mona, without admitting or denying any allegations, agreed to an order (a) prohibiting him from serving as an officer or director of a publicly held company for five (5) years, (b) providing for payment in the aggregate amount of $50,000, payable in 12 installments commencing 30 days after entry of final judgment, and (c) permanently enjoining him from violations of federal securities laws.  Effective concurrent with the settlement, Mr. Mona resigned as the Company’s President and Chief Executive Officer, and resigned his position on the Company’s Board of Directors.

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands, alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain Supply Agreement between the Company and Dun Agro dated December 19, 2013, and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. A trial date is set for September 17, 2018. Management intends to vigorously defend the complaint allegations and an estimate of possible loss cannot be made at this time.

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

In the normal course of business, the Company is a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, consolidated results of operations or financial condition.

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

The following table presents information by reportable operating segment for the three and six months ended June 30, 2018 and 2017:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three Months Ended
June 30, 2018:
Product sales, net	$12,348,695	$–	$12,348,695
Gross profit	9,060,076	–	9,060,076
Selling, general and administrative	(5,319,536)	(1,068)	(5,320,604)
Research and development	(75,833)	(366,171)	(442,004)
Operating income (loss)	$3,664,707	$(367,239)	$3,297,468

Three Months Ended
June 30, 2017:
Product sales, net	$4,081,832	$–	$4,081,832
Gross profit	2,844,458	–	2,844,458
Gain on change in derivative liabilities	27,288	–	27,288
Selling, general and administrative	(3,447,786)	(77,987)	(3,525,773)
Research and development	(55,956)	(149,691)	(205,647)
Operating loss	$(631,996)	$(227,678)	$(859,674)

Six Months Ended
June 30, 2018:
Product sales, net	$20,419,460	$–	$20,419,460
Gross profit	14,621,979	–	14,621,979
Selling, general and administrative	(10,046,120)	(15,077)	(10,061,197)
Research and development	(192,467)	(403,241)	(595,708)
Operating income (loss)	$4,383,392	$(418,318)	$3,965,074

Six Months Ended
June 30, 2017:
Product sales, net	$7,846,023	$–	$7,846,023
Gross profit	5,277,462	–	5,277,462
Gain on change in derivative liabilities	237,888	–	237,888
Royalty buy-out	–	(2,432,000)	(2,432,000)
Selling, general and administrative	(7,052,962)	(149,520)	(7,202,482)
Research and development	(104,989)	(289,374)	(394,363)
Operating loss	$(1,642,601)	$(2,870,894)	$(4,513,495)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017, respectively, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

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

We expect to realize revenue from our consumer products business segment to fund our working capital needs during 2018. However, the Company’s pharmaceutical business segment may require additional capital over the next 12 months. Management believes that it will be able to fund our drug development efforts in 2018 either through current cash flow, or, through external financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to generate sufficient cash flow or raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2018 and 2017 is detailed below:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$3,185,910	$(992,188)	$3,805,244	$(4,776,963)
Interest income	–	7	–	7
Interest expense	71,558	132,521	119,830	263,475
Amortization of purchased intangible assets	8,850	8,850	17,700	17,700
Depreciation of property & equipment	117,014	39,322	227,210	86,847
EBITDA	3,383,332	(811,488)	4,169,984	(4,408,934)

EBITDA Adjustments:
Stock-based compensation expense (1)	361,149	557,837	1,396,302	1,744,128
Common stock issued for professional services (2)	61,575	–	61,575	–
Gain on changes in derivative liabilities (3)	–	(27,288)	–	(237,888)
Royalty buy-out (4)	–	–	–	2,432,000
Total EBITDA Adjustments	422,724	530,549	1,457,877	3,938,240

Adjusted EBITDA	$3,806,056	$(280,939)	$5,627,861	$(470,694)

(1)	Represents stock-based compensation expense related to stock options and RSU’s awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model (See Note 9 of the Company’s condensed consolidated financial statements).
(2)	Represents common stock issued for professional services
(3)	Represents the gain on changes in derivative liabilities associated with the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements).
(4)	Represents the share-based royalty buy-out associated with the CanX acquisition.

As illustrated above, Adjusted EBITDA improved by $4.1 million and $6.1 million for the three and six months ended June 30, 2018 compared with the same period in 2017. This improvement is primarily due to the Company’s increase in sales.

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

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017

Revenues and gross profit - We had sales of $12.35 million and gross profit of $9.06 million representing a gross profit percentage of 73.4% for the three months ended June 30, 2018 compared to sales of $4.08 million and gross profit of $2.84 million, representing a gross profit percentage of 69.7% for the three months ended June 30, 2017. The Company increased sales by $8.27 million, or a 203% increase, for the three months ended June 30, 2018, when compared to results for three months ended June 30, 2017.

For the six months ended June 30, 2018, we had sales of $20.42 million and gross profit of $14.62 million, representing a gross profit percentage of 71.6% compared with sales of $7.85 million and gross profit of $5.28 million, representing a gross profit percentage of 67.3% for the six months ended June 30, 2017. The Company increased sales by $12.57 million, or a 160% increase, for the six months ended June 30, 2018 when compared to results for six months ended June 30, 2017.

The sales increase for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products, as we continued to expand and maintain our core customer base which further supports our decision to change our sales strategy to focus primarily on branded consumer products.

The gross profit increase for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 is the result of our change in sales mix and the inventory impairment recorded in 2016 which resulted in lower raw material unit costs.

Selling, general and administrative expenses – Selling, general and administrative (“SG&A”) expenses increased to $5.32 million for the three months ended June 30, 2018, compared with $3.53 million for the three months ended June 30, 2017. SG&A expenses include non-cash expenses of $0.55 million and $0.61 million for the three months ended June 30, 2018 and 2017, respectively, which consisted primarily of stock-based compensation, amortization of intangible assets, depreciation of fixed assets and bad debt expense. After adjusting for these non-cash expenses, SG&A expenses increased by $1.85 million for the three months ended June 30, 2018 compared to three months ended June 30, 2017, an approximate 63% increase. This increase relates primarily to increased employee headcount and higher commissions, both directly related to our 203% increase in sales for the three months ended June 30, 2018, as compared to three months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017, we incurred SG&A expenses in the amount of $10.06 million and $7.20 million, respectively. SG&A expenses include non-cash expenses of $1.64 million and $1.85 million for the six months ended June 30, 2018 and 2017, respectively, which consisted primarily of stock-based compensation, amortization of intangible assets, depreciation of fixed assets and bad debt expense. After adjusting for these non-cash expenses, SG&A expenses increased by $3.07 million for the six months ended June 30, 2018 compared to six months ended June 30, 2017, an approximate 57% increase. This increase relates primarily to increased employee headcount and higher commissions, both directly related to our 160% increase in sales for the six months ended June 30, 2018, as compared to six months ended June 30, 2017.

Research and development expenses - For the three months ended June 30, 2018 and 2017, the Company incurred research and development (“R&D”) expenses of $0.44 million and $0.21 million, respectively. These expenses are related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment.

During the three months ended June 30, 2018, we incurred $0.37 million of R&D expenses related to our specialty pharmaceutical segment compared with $0.15 million for the six months ended June 30, 2017. We expect R&D expense related to our pharmaceutical segment to increase each quarter over the next 12 months.

For the six months ended June 30, 2018 and 2017, the Company incurred R&D expenses of $0.60 million and $0.39 million, respectively. These costs are related to the same costs incurred during the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we incurred $0.40 million of R&D expenses related to our specialty pharmaceutical segment compared with $0.29 million in the six months ended June 30, 2017.

Gain on changes in derivative liabilities - Gain on changes in derivative liabilities of $0 and $0.03 million during the three months ended June 30, 2018 and 2017, respectively, relates to the change in the derivative liability from the Iliad Note and the change in the derivative liability from inception for the Iliad Note 2 (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Gain on changes in derivative liabilities of $0 and $0.24 million during the six months ended June 30, 2018 and 2017, respectively, relates to the change in the derivative liability from December 31, 2016 on the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Royalty buy-out - Royalty buy-out of $0 and $2.43 million during the six months ended June 30, 2018 and 2017, respectively relates to the Company’s share-based royalty buy-out associated with the Company’s acquisition of CanX, Inc., Florida-based, specialty pharmaceutical corporation, as disclosed by the Company in that certain Current Report on Form 8-K filed by the Company with the SEC on March 22, 2017.

Liquidity and Capital Resources

A summary of our changes in cash flows for the six months ended June 30, 2018 and 2017 is provided below:

	For the six months ended June 30,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$5,369,312	$204,279
Investing activities	(277,530)	(6,410)
Financing activities	(652,150)	642,233
Net increase (decrease) in cash and restricted cash	4,439,632	840,102
Cash and restricted cash, beginning of period	2,791,544	1,057,468
Cash and restricted cash, end of period	$7,231,176	$1,897,570

Operating Activities

Net cash provided by or used in operating activities includes our net income (loss) adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, amortizations of debt issuance costs, gains or losses on our derivative liabilities, expenses related to issuance of common stock for professional services, stock-based compensation and accrued interest expense. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash provided by operating activities increased to $5.37 million for the six months ended June 30, 2018 compared to $0.20 million for the six months ended June 30, 2017, an improvement of $5.17 million. The primary reasons for this improvement include our increased sales, gross margins, and ability to convert our inventory investment into cash, as well as the Company’s transition from a net loss to net income position during the first six months of 2018.

Investing Activities

The Company had $0.28 million and $0.01 used in investing activities for the six months ended June 30, 2018 and 2017, respectively. The investing activities for the first six months of 2018 included purchase of equipment and leasehold improvements.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2018 and 2017 totaled ($0.65) million and $0.64 million, respectively. Cash flows used by financing activities for the six months ended June 30, 2018 consisted of $0.66 million of cash repayments on convertible debt, $0.10 million of repayments on an unsecured note payable and proceeds from exercise of stock options of $0.10 million. Cash flows provided by financing activities for the six months ended June 30, 2017 consisted of $0.75 million in borrowing net proceeds from the issuance of secured convertible debt and $0.11 million of repayments on an unsecured note payable. (See Note 7 of the Condensed Consolidated Financial Statements).

Liquidity

For the three months ended June 30, 2018 and 2017, the Company had net income (loss) of $3.19 million and ($0.99) million, respectively, and for the six months ended June 30, 2018 and 2017, the Company had net income (loss) of $3.81 million and ($4.78) million, respectively. In addition, for the six months ended June 30, 2018 and 2017, the Company had positive cash flows from operations of $5.37 million and $0.20 million. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales and because our current inventory levels are sufficient to support sales through 2019, resulting in reduced cash outflow for inventory purchases. However, the Company’s pharmaceutical business segment may require additional capital over the next 12 months. Management believes that it will be able to fund our drug development efforts in 2018 either through current cash flow, or, through external financing on terms acceptable to the Company, however, there can be no assurances that the Company will be successful. If the Company is unable to generate sufficient cash flow or raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, which is comprised of one person holding the offices of Chief Executive Officer, Chief Financial Officer and Secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management in a manner that allows timely decisions regarding required disclosures.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of June 30, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework (2013).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2015, the Company and the individuals (except for Messrs. Titus and Llamas) filed a motion to dismiss the consolidated complaint. On April 2, 2018, the Court issued an order granting in part and denying in part the motion to dismiss. With respect to the First Claim for violation of Section 10(b) of the Exchange Act, the court ruled that plaintiffs failed to allege misstatements or omissions attributable to Messrs. Mackay, Sobieski, or Titus, and so granted the motion on that claim as to those parties. The court found the allegations sufficient as to the Company and Messrs. Wilson, and Mona Jr., and so denied the motion as to those parties. Under plaintiffs’ separate theory of “market manipulation,” the Court granted the motion in favor of all defendants. The parties are currently awaiting entry of a case scheduling order by the Court. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.

On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same events as the already-pending securities class action case in New York discussed above – it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015. Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above. Mr. Ruth and the Company filed a stipulation and proposed order on June 20, 2018 asking the Nevada District Court to continue the stay in the action pending a resolution on the securities class action case. Since no discovery has been conducted and the case has been stayed for nearly three years, an estimate of the possible loss or recovery cannot be made at this time.

On June 15, 2017, the Securities and Exchange Commission (SEC) filed an enforcement action against the Company and its then-Chief Executive Officer, Michael Mona, Jr.  In the complaint, filed in the United States District Court of Nevada (Case No. 2:17-cv-01681), the SEC alleged that the Company and Mr. Mona violated federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5(b), through alleged misrepresentations made in certain SEC reports regarding the value of the Company’s assets acquired by the Company from PhytoSphere Systems, LLC. On May 31, 2018, the Company and Mr. Mona settled all claims. Pursuant to the terms of the settlement, without admitting or denying the allegations made by the SEC, the Company agreed to a consent judgment pursuant to which (a) the Company agreed to pay a penalty in the amount of $150,000, and (b) the Company is permanently enjoined from violations of federal securities laws. The Company has made this payment in full. Mr. Mona, without admitting or denying any allegations, agreed to an order (a) prohibiting him from serving as an officer or director of a publicly held company for five (5) years, (b) providing for payment in the aggregate amount of $50,000, payable in 12 installments commencing 30 days after entry of final judgment, and (c) permanently enjoining him from violations of federal securities laws. Effective concurrent with the settlement, Mr. Mona resigned as the Company’s President and Chief Executive Officer, and resigned his position on the Company’s Board of Directors.

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands, alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain Supply Agreement between the Company and Dun Agro dated December 19, 2013, and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. A trial date is set for September 17, 2018. Management intends to vigorously defend the complaint allegations and an estimate of possible loss cannot be made at this time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2018, the Company issued 150,000 shares of common stock to IRTH Communications LLC, the Company’s investor relations consultant, for compensation related to professional services provided. The total value of the shares issued was $61,575, which represents the fair market value of the Company’s common stock as of the issuance date. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transactions not involved in a public offering pursuant to Section 4(a)(2) under the Act.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1 (2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3 (3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4 (4)	Certificate of Incorporation of the Company, as amended.
3.5 (5)	Amendment to the Bylaws of the Company, as amended.
3.6 (6)	Bylaws of the Company, as amended.
4.1 (7)	CannaVEST Corp. Specimen Stock Certificate
10.1*	Employment Agreement, dated June 8, 2018, by and between the Company and Mr. Mona, Jr.
10.2*	CV Sciences, Inc. Restricted Stock Unit Award Agreement, dated June 8, 2018, by and between the Company and Mr. Michael Mona, Jr.
10.3*	Employment Agreement, dated June 14, 2018, by and between the Company and Mr. Joseph Dowling.
10.4*	Employment Agreement, dated June 14, 2018, by and between the Company and Mr. Michael Mona, III.
10.5*	Consent to Judgment
10.6*	Consent to Judgment
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

 ________________________

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

CV SCIENCES, INC. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)
Dated August 1, 2018

