Form 10-Q
period 2018-09-30
CV Sciences, Inc.
filed 2018-11-07
CIK 1510964

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 7, 2018, the issuer had 94,585,313 shares of issued and outstanding common stock, par value $0.0001.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash (Note 2)	$10,271,599	$2,012,965
Restricted cash (Note 2)	738,356	778,579
Accounts receivable, net (Note 2)	2,493,091	1,507,824
Inventory (Note 3)	5,727,569	2,822,585
Prepaid expenses and other current assets	1,847,048	813,218
	21,077,663	7,935,171

Inventory, net (Note 3)	803,100	5,667,101
Other assets	400,000	400,000
Property & equipment, net (Note 2)	2,158,666	2,083,433
Intangibles, net (Note 5)	3,809,650	3,836,200
Goodwill (Note 5)	2,788,300	2,788,300

Total assets	$31,037,379	$22,710,205

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,165,014	$678,271
Accrued expenses (Note 4)	1,808,734	1,931,920
Secured convertible promissory notes payable, net (Note 7)	–	609,926
Unsecured notes payable (Note 7)	–	116,370
Total current liabilities	2,973,748	3,336,487

Non-current liabilities
Unsecured note payable, net (Note 7)	–	850,000
Deferred rent	1,234,329	1,067,459
Deferred tax liability	1,074,800	1,074,800
Total liabilities	5,282,877	6,328,746

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 8 and 9)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, par value $0.0001; 190,000,000 shares authorized; 94,355,178 and 90,512,563 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	9,435	9,051
Additional paid-in capital	53,672,778	51,400,336
Accumulated deficit	(27,927,711)	(35,027,928)
Total stockholders' equity	25,754,502	16,381,459

Total liabilities and stockholders' equity	$31,037,379	$22,710,205

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Product sales, net	$13,600,881	$5,591,210	$34,020,341	$13,437,233
Cost of goods sold	3,655,458	1,593,561	9,452,939	4,162,122
Gross Profit	9,945,423	3,997,649	24,567,402	9,275,111

Operating Expenses:
Selling, general and administrative	(5,890,332)	(4,311,078)	(15,951,529)	(11,513,560)
Research and development	(529,562)	(179,338)	(1,125,270)	(573,701)
	(6,419,894)	(4,490,416)	(17,076,799)	(12,087,261)

Gain on changes in derivative liabilities	–	10,987	–	248,875
Royalty buy-out	–	–	–	(2,432,000)
	(6,419,894)	(4,479,429)	(17,076,799)	(14,270,386)

Operating Income (Loss)	3,525,529	(481,780)	7,490,603	(4,995,275)

Other (expense) income:
Interest income	–	–	–	7
Interest expense	(30,556)	(108,203)	(150,386)	(371,678)
Total Other Expense	(30,556)	(108,203)	(150,386)	(371,671)

Income (loss) before provision for income taxes	3,474,973	(589,983)	7,340,217	(5,366,946)
Provision for income taxes	200,000	–	240,000	–
Net Income (Loss)	$3,294,973	$(589,983)	$7,100,217	$(5,366,946)

Weighted average common shares outstanding
Basic	91,639,488	88,114,604	90,959,121	77,126,737
Diluted	115,888,788	88,114,604	110,601,488	77,126,737
Net income (loss) per common share
Basic	$0.04	$(0.01)	$0.08	$(0.07)
Diluted	$0.03	$(0.01)	$0.06	$(0.07)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	90,512,563	$9,051	$51,400,336	$(35,027,928)	$16,381,459
Issuance of common stock for professional services	225,000	23	295,303	–	295,326
Issuance of common stock from exercise of stock options	994,433	99	343,217	–	343,316
Issuance of common stock from exercise of warrants on a net issuance basis	2,623,182	262	(262)	–	–
Stock based compensation	–	–	1,634,184	–	1,634,184
Net Income	–	–	–	7,100,217	7,100,217
Balance - September 30, 2018	94,355,178	$9,435	$53,672,778	$(27,927,711)	$25,754,502

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$7,100,217	$(5,366,946)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	375,671	144,294
Amortization of debt issuance costs and accrued interest	50,074	163,599
Amortization of beneficial conversion feature of convertible debts	–	26,076
Common stock issued for professional services	295,326	–
Stock-based compensation	1,634,184	3,072,224
Royalty buy-out	–	2,432,000
Bad debt expense	46,779	400,435
Accrued interest payable	–	103,603
Gain on changes in derivative liabilities	–	(248,875)
Change in operating assets and liabilities:
Accounts receivable	(1,029,546)	(774,473)
Inventory	1,959,017	856,229
Prepaid expenses and other current assets	(1,036,330)	(971,567)
Accounts payable and accrued expenses	363,557	810,617
Deferred rent	166,870	–
Net cash provided by operating activities	9,925,819	647,216

INVESTING ACTIVITIES
Purchase of equipment	(331,101)	(6,410)
Tenant improvements to leasehold real estate	(93,253)	–
Net cash flows used in investing activities	(424,354)	(6,410)

FINANCING ACTIVITIES
Borrowings from secured convertible debt, net of costs	–	750,000
Repayment of convertible debt in cash	(660,000)	–
Repayment of unsecured debt in cash	(850,000)	–
Repayment of unsecured notes payable	(116,370)	(125,964)
Proceeds from exercise of stock options	343,316	–
Net cash flows provided by (used in) financing activities	(1,283,054)	624,036

Net increase in cash and restricted cash	8,218,411	1,264,842
Cash and restricted cash, beginning of period	2,791,544	1,057,468
Cash and restricted cash, end of period	$11,009,955	$2,322,310

Supplemental disclosures of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$–	$1,655,000
Value of embedded derivative at inception	–	29,300
Issuance of common stock in consideration for royalty buyout	–	1,500
Issuance of common stock to settle restricted stock units	–	200
Issuance of common stock for prepaid expenses and other current assets	–	202,000
Stock Redemptions	–	75,000
Supplemental cash flow disclosures:
Interest paid	$150,386	$78,397
Taxes paid	70,380	39,584

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

The unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods and ensure that the financial statements are not misleading. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2017, filed with the SEC on the Company’s Annual Report on Form 10-K filed on March 29, 2018. The results for the interim periods ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Liquidity – For the three months ended September 30, 2018 and 2017, the Company had net income (losses) of $3,294,973 and ($589,983), respectively. For the nine months ended September 30, 2018 and 2017, the Company had net income (losses) of $7,100,217 and ($5,366,946), respectively. In addition, for the nine months ended September 30, 2018 and 2017, the Company had positive cash flows from operations of $9,925,819 and $647,216, respectively. Management believes the Company has the funds necessary to continue its consumer product and specialty pharmaceutical business segments and meet its other obligations over the next year solely from current revenues and cash flow for the next 12-month period through November 6, 2019.

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

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. In process research and development (“IPR&D”) has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. During the three and nine months ended September 30, 2018 and 2017, there were no impairments.

Use of Estimates – The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing derivative financial instruments, inputs for valuing warrants, inputs for valuing notes payable beneficial conversion features and stock-based compensation, valuation of inventory, classification of current and non-current inventory amounts, the allowance for doubtful accounts and determining whether potential losses from legal actions brought against the Company are probable and estimable.

Reportable Segments – The Company has two business segments; consumer products and specialty pharmaceuticals. Our consumer products segment develops, manufactures and markets products based on plant-based CBD, including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care, specialty foods and beverages. Our specialty pharmaceutical segment is developing drug candidates which use synthetic CBD as a primary active ingredient. The specialty pharmaceuticals segment began development activities during the second quarter of 2016.

Cash and Cash Equivalents – For purposes of the condensed consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Restricted Cash – The Company’s current and past arrangements with its credit card processors require that its credit card processors withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processors will refund the Company the entire amounts withheld at its sole discretion. The Company had $738,356 and $778,579 in restricted cash withheld by former credit card processors as of September 30, 2018 and December 31, 2017, respectively. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the statement of cash flows:

	September 30, 2018	December 31, 2017

Cash	$10,271,599	$2,012,965
Restricted cash	738,356	778,579
Total cash and restricted cash shown in the statement of cash flows	$11,009,955	$2,791,544

On October 22, 2018, the Company received un-restricted control of $450,000 of restricted cash held at September 30, 2018 in connection with the settlement of a complaint filed by the Company against a former credit card processor of the Company (Note 11). The Company recognized bad debt expense of $40,223 in connection with this settlement during the three months ended September 30, 2018.

Concentrations of Credit Risk – As of September 30, 2018, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250,000 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $10,027,090 as of September 30, 2018.

There was no concentration of accounts receivable, revenue and purchases as of, and for the period and year ended September 30, 2018 and December 31, 2017.

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of September 30, 2018 and December 31, 2017, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $200,000.

Revenue Recognition - Our revenue is generated from the sale of products consisting primarily of nutritional supplements and beauty products. We recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. We consider a performance obligation satisfied once we have transferred control of a product to the customer or distributor, meaning the customer has the ability to use and obtain the benefit of the product. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Revenue from product sales is generally recognized upon shipment to the end customer, which is when control of the product is deemed to be transferred. Payment or invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue is recorded net of discounts and promotions.

Sales Tax – The Company is responsible for collecting tax on sales made directly to end customers without a valid sales tax exemption certificate, and remitting these taxes to applicable jurisdictions. These taxes are assessed based on the location of the end customer and the laws of the jurisdiction in which they reside. Such taxes are accounted for on a net basis, and not included in revenues.

Shipping and Handling – Shipping and handling expenses are recorded in cost of goods sold and totaled $490,881 and $265,685 for the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017 totaled $1,297,844 and $589,687, respectively.

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

Bulk Oil Products – Sales of bulk oil products are final and the Company does not accept returns under any circumstances.

There was no allowance for customer returns as of September 30, 2018 or December 31, 2017 due to insignificant return amounts experienced during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. As of September 30, 2018, the Company had $312,626 of inventory in Germany and The Netherlands.

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

Property and equipment, net, as of September 30, 2018 and December 31, 2017 were as follows:

	Useful Lives	September 30, 2018	December 31, 2017

Office furniture and equipment	3 years	$731,135	$537,607
Laboratory and other equipment	5 years	536,570	398,997
Tenant improvements	14 to 39 months	1,639,138	1,545,885
		2,906,843	2,482,489
Less: accumulated depreciation		(748,177)	(399,056)
		$2,158,666	$2,083,433

Depreciation expense for the three months ended September 30, 2018 and 2017 was $121,911 and $30,897, respectively, and for the nine months ended September 30, 2018 and 2017 was $349,121 and $117,744, respectively.

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

Debt Issuance Costs – Debt issuance costs, when incurred, are capitalized as a discount to the related debt and are amortized to interest expense using the interest method over the expected terms of the related debt agreements.

Earnings (net loss) per Share – The Company calculates earnings or loss per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus all potentially dilutive shares of common stock outstanding during the period. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. The Company had 19,562,475 stock options and 79,891 warrants outstanding that were potentially dilutive as of September 30, 2018. In addition, the Company may be required to issue 10,750,000 additional shares of common stock related to certain performance-based stock options outstanding.

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $170,466 and $76,520 for the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017 was $362,933 and $181,509, respectively. Research and development expense for the specialty pharmaceutical segment was $359,096 and $102,818 for the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017 was $762,337 and $392,192, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ brand products. Advertising costs of $231,715 and $152,687 were expensed as incurred during the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017 were $634,274 and $261,462, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of September 30, 2018, and December 31, 2017, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2014.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 requires the entity to apply these amendments on a prospective basis for which it is required to disclose the nature of and reason for the change in accounting upon transition. This disclosure shall be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The Company plans to adopt these amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of ASU 2017-04 on the Company’s consolidated financial statements.

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

3.	INVENTORY

Inventory as of September 30, 2018 and December 31, 2017 was comprised of the following:

	September 30, 2018	December 31, 2017

Raw materials	$4,202,493	$6,648,144
Finished goods	2,328,176	1,841,542
	$6,530,669	$8,489,686

4.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

Accrued payroll expenses	$908,179	$1,037,122
Other accrued liabilities	900,555	894,798
	$1,808,734	$1,931,920

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at September 30, 2018 and December 31, 2017:

	Original Fair Market Value	Accumulated Amortization	Net	Useful Life (Years)

Balance - September 30, 2018:
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	55,000	45,000	5
Non-compete agreements	77,000	42,350	34,650	5
	$3,907,000	$97,350	$3,809,650
Balance - December 31, 2017:
In-process research and development	$3,730,000	$–	$3,730,000	–
Trade names	100,000	40,000	60,000	5
Non-compete agreements	77,000	30,800	46,200	5
	$3,907,000	$70,800	$3,836,200

Amortization expense for the three months ended September 30, 2018 and 2017 totaled $8,850 and $8,850, respectively and for the nine months ended September 30, 2018 and 2017 totaled $26,550 and $26,550, respectively.

6.	RELATED PARTIES

During the nine months ended September 30, 2018 and 2017, the Company paid a Company stockholder who is a supplier of raw material inventory to the Company $0 and $9,060, respectively.

During the three months ended September 30, 2018 and 2017, the Company paid $0 and $5,250, respectively, to a company partially owned by a Company director that provides quality control and quality assurance consulting to the Company. During the nine months ended September 30, 2018 and 2017, the Company paid the same company $10,500 and $15,750, respectively.

7.	NOTES PAYABLE

Iliad Secured Convertible Promissory Notes Payable

On May 25, 2016 (the “Purchase Price Date”), the Company entered into a Securities Purchase Agreement (“Iliad SPA”) with Iliad Research and Trading, L.P. (the “Lender” or “Iliad”) pursuant to which the Lender loaned the Company $2,000,000. On the Purchase Price Date, the Company issued to Lender a Secured Convertible Promissory Note (the “Iliad Note”) in the principal amount of $2,055,000 in exchange for payment by Lender of $2,000,000. The principal sum of the Iliad Note reflected the amount invested, plus a 2.25% “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Lender’s legal fees. Out of the proceeds from the Iliad Note, the Company paid the sum of $25,000 to its placement agent, Myers & Associates, L.P., which is a registered broker-dealer. The Company received net proceeds of $1,975,000 in exchange for the Iliad Note. The Iliad Note required the repayment of all principal and any interest, fees, charges and late fees on the date that was thirteen months after the Purchase Price Date (the “Maturity Date”). Interest was to be paid on the outstanding balance at a rate of ten percent (10%) per annum from the Purchase Price Date until the Iliad Note was paid in full. Interest was accrued during the term of the Iliad Note and all interest calculations were computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and compounded daily. Subject to adjustment as set forth in the Iliad Note, the conversion price for each Lender conversion was $0.50 (the “Lender Conversion Price”), convertible into shares of fully paid and non-assessable common stock. Beginning on the date that was six months after the Purchase Price Date and continuing until the Maturity Date, Iliad had the right to redeem a portion of the Iliad Note in any amount up to the “Maximum Monthly Redemption Amount” ($275,000, which was the maximum aggregate redemption amount that could be redeemed in any calendar month), for which payments could be made in cash or by converting the redemption amount into shares of Company common stock at a conversion price which was the lesser of (a) the Lender Conversion Price of $0.50 and (b) the Market Price, defined as 70% (“the Conversion Factor”), subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days was below $0.25 per share then the Conversion Factor would have been reduced by 10%, (2) the Company was not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor would have been reduced by an additional 5%, or (3) there occurred a “Major Default” then the Conversion Factor would have been reduced by an additional 5%. The Company was permitted to prepay the Iliad Note at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company was permitted to prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender could convert an amount not to exceed $300,000 under the Iliad Note. In connection with the Iliad Note, as set forth above, the Company incurred an original issue discount of $45,000 and $35,000 of other debt issuance costs, which were amortized over the Iliad Note term. The Iliad Note was securitized by the Company’s accounts receivable, inventory and equipment.

In November 2016, the Company entered into an Amendment to the Iliad Note (the “Iliad Amendment”), whereby the Lender and the Company agreed that the Maximum Monthly Redemption Amount for the period from November 2016 to January 2017 (the “Reduction Period”) be reduced from $275,000 to $166,667 (the “Reduced Maximum Monthly Redemption Amount”). In addition, if the Lender failed to convert the full Reduced Maximum Monthly Redemption Amount during any month in the Reduction Period, then any such unconverted amount would increase the Reduced Maximum Monthly Redemption Amount in the following month or months. Furthermore, the Company was not allowed to pay any of the Reduced Maximum Monthly Redemption Amounts in cash. As such, all amounts converted would be converted into “Redemption Conversion Shares” of the Company’s common stock. Also, as part of the Iliad Amendment, the Lender agreed that, with respect to any Redemption Conversion Shares received during the Reduction Period, in any given calendar week its Net Sales of such Redemption Conversion Shares would not exceed the greater of (a) 10% of the Company’s weekly dollar trading volume in such week or (b) $50,000 (the “Volume Limitation”). However, if the Lender’s Net Sales were less than the Volume Limitation for any given week, then in the following week or weeks, the Lender would be allowed to sell an additional amount of Redemption Conversion Shares equal to the difference between the amount the Lender was allowed to sell and the amount the Lender actually sold. For the purpose of the Iliad Amendment, Net Sales was defined as the gross proceeds from sales of the Redemption Conversion Shares sold in a calendar week during the Reduction Period minus any trading commissions or costs associated with clearing and selling such Redemption Conversion Shares minus the purchase price paid for any shares of the Company’s common stock purchased in the open market during such week. The Lender and the Company both agreed that in the event the Lender breached the Volume Limitation where its Net Sales of Redemption Conversion Shares during any week during the Reduction Period exceeded the dollar volume the Lender was permitted to sell during such week pursuant to the Volume Limitation (the “Excess Sales”), then the Company’s sole and exclusive remedy for such breach was the reduction of the outstanding balance of the Iliad Note by an amount equal to 200% of the Excess Sales upon delivery of written notice to the Lender setting forth its basis for such reduction.

In January 2017, the Company entered into Amendment #2 to the Iliad Note (the “Iliad Amendment 2”). In accordance with the Iliad Amendment 2, during the period between January 27, 2017 and February 24, 2017, the Company agreed to allow the Lender to convert up to $500,000 (the “Additional Redemption Amount”) in “Redemption Conversions” under the Note, provided that the Lender not effectuate a Redemption Conversion of any Maximum Monthly Redemption Amount between January 27, 2017 and March 1, 2017. During this time period, the Company was not allowed to pay any of the Additional Redemption Amount in cash and all such amounts had to be converted into Redemption Conversion Shares of the Company’s common stock. In addition, the Lender agreed that the sale of any Redemption Conversion Shares between January 27, 2017 and April 30, 2017 (the “Limitation Period”) was subject to the Volume Limitation. Immediately following the expiration of the Limitation Period, the Volume Limitation was cancelled.

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

In August 2017, the Company entered into Amendment #4 to the Iliad Note (the “Iliad Amendment 4”), whereby the Lender and the Company agreed to extend the Maturity Date of the Iliad Note to April 1, 2018. In addition, the parties agreed to amend the Volume Limitation in the Iliad Note, with respect to any “Conversion Shares”, such that in any given calendar week the Lender’s Net Sales of such Conversion Shares would not exceed the greater of (a) 15% of the Company’s weekly dollar trading volume in such week or (b) $50,000 (the “New Volume Limitation”). However, if the Lender’s Net Sales were less than the New Volume Limitation for any given week, then in the following week or weeks, the Lender would be allowed to sell an additional amount of Conversion Shares equal to the difference between the amount the Lender was allowed to sell and the amount the Lender actually sold. For the purpose of the Iliad Amendment 4, Net Sales was defined as the gross proceeds from sales of the Conversion Shares sold in a calendar week minus any trading commissions or costs associated with clearing and selling such Conversion Shares minus the purchase price paid for any shares of the Company’s common stock purchased in the open market during such week. The Lender and the Company both agreed that in the event the Lender breached the New Volume Limitation where its Net Sales of Conversion Shares during any week exceeded the dollar volume the Lender was permitted to sell during such week pursuant to the New Volume Limitation (the “Excess Sales”), then the Company’s sole and exclusive remedy for such breach was the reduction of the outstanding balance of the Iliad Note by an amount equal to 200% of the Excess Sales upon delivery of written notice to the Lender setting forth its basis for such reduction. In connection with the Iliad Amendment 4, Lender confirmed that no Events of Default or other material breaches existed under the Iliad Note and related Transaction Documents (as defined in the Iliad SPA).

During the nine months ended September 30, 2017, the Company issued 5,793,791 shares of its common stock to Iliad in connection with the conversions of the Iliad Note in the aggregate principal amount of $1,344,359 and $55,641 of accrued interest. The total of $1,400,000 was allocated to common stock and additional paid-in capital.

The Company’s borrowings and conversions under the Iliad SPA for the nine months ended September 30, 2018 and for the year ended December 31, 2017 are summarized in the table below:

	Maturity	September 30, 2018	December 31, 2017	Interest Rate

Secured promissory note payable	April 1, 2018	$–	$1,897,976	10%
Interest accrued		–	137,334
Unamortized original issue discount and debt issuance costs		–	35,335
Conversion of convertible promissory notes and accrued interest to common stock		–	(1,805,000)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	75,000
Cash repayment of promissory notes and accrued interest		–	(340,645)

Net carrying amount of debt		–	–
Less current portion		–	–
Long-term borrowings - net of current portion		$–	$–

On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370,000 (the “Iliad Instrument”), which was originally recorded in additional paid-in capital (“APIC”) and was scheduled for amortization over six months. The Company determined in 2016 that the Iliad Instrument qualified for derivative accounting treatment. The $370,000 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, in 2016 we reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the three and nine months ended September 30, 2017, the Company recorded a gain of $0 and $222,800, respectively, for the change in fair value of the Iliad Instrument as part of a separate line item in the Company’s Condensed Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.44%; and (iii) Expected Term of five months; and at September 30, 2017 were (i) Volatility of 61%, (ii) Risk-Free Interest Rate of 0.74%; and (iii) Expected Term of zero months.

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

The Company’s borrowings under the Iliad SPA 2 for the nine months ended September 30, 2018 and for the year ended December 31, 2017 is summarized in the table below:

	Maturity	September 30, 2018	December 31, 2017	Interest Rate

Secured promissory note payable	April 30, 2018	$609,926	$770,000	8%
Interest accrued		44,360	51,890
Unamortized original issue discount and debt issuance costs, net		5,714	(5,714)
Conversion of convertible promissory notes and accrued interest to accrued liabilities		–	(75,000)
Cash repayment of promissory notes and accrued interest		(660,000)	(131,250)

Net carrying amount of debt		–	609,926
Less current portion		–	(609,926)
Long-term borrowings - net of current portion		$–	$–

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

Current Unsecured Note Payable

In November 2017, the Company entered into a new loan agreement with First Insurance Funding to fund a portion of the Company’s insurance policies. The amount financed was $149,044 and bears interest at a rate of 4.65%. The Company was required to make nine monthly payments of $16,883 to satisfy this current unsecured note payable. As of September 30, 2018 and December 31, 2017, the outstanding balance was $0 and $116,370, respectively.

Unsecured Note Payable

On January 29, 2016, the Company issued an unsecured promissory note to Wiltshire, LLC (“Wiltshire”) in the principal amount of $850,000 (the “Promissory Note”) in consideration of a loan provided to the Company by Wiltshire. The Promissory Note accrued interest at 12% per annum, and the Company was obligated to make monthly interest-only payments in the amount of $8,500, for which the interest-only payments obligation commenced on March 1, 2016. All principal and accrued and unpaid interest was due under the Promissory Note on February 1, 2018. The Company had the right to prepay the Promissory Note without penalty or premium. In connection with the Promissory Note, the Company incurred an original issue discount of $30,000 and $18,570 of other debt issuance costs, which were amortized over the Promissory Note term.

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

The Company’s borrowing under the Promissory Note for the nine months ended September 30, 2018 and for the year ended December 31, 2017 is summarized in the table below:

	September 30, 2018	December 31, 2017

Unsecured promissory note payable	$850,000	$850,000
Debt extinguishment (Promissory Note)	–	(850,000)
Cash repayment of Wiltshire Note 2	(850,000)	–
Unsecured promissory note – principal amount (Wiltshire Note 2)	–	850,000

Net carrying amount of debt	–	850,000
Less current portion	–	–
Long-term borrowings - net of current portion	$–	$850,000

Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire a warrant with the right to purchase up to 2,000,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company recorded the fair value of the Warrant of $266,800 as a debt discount associated with the Promissory Note. During the three months ended each of September 30, 2018 and 2017, the Company recorded interest expense of $30,491 and $33,350, respectively, for the amortization of the Warrant fair value. During the nine months ended each of September 30, 2018 and 2017, the Company recorded interest expense of $98,491 and $100,500, respectively. The assumptions used by the Company for calculating the fair value of the Warrant at inception using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.12%; and (iii) Expected Term of five years.

Pursuant to the terms of the Wiltshire Note 2, the Company issued to Wiltshire a warrant with the right to purchase up to 750,000 shares of the Company’s common stock (the “Warrant 2”). The Warrant 2 is exercisable at any time subsequent to the date of issuance on November 9, 2017, and before the date that is five years from the date of issuance at an exercise price of $0.248 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company used extinguishment accounting to record the repayment of the Promissory Note and issuance of the Wiltshire Note 2. As a result, the fair value of the Warrant 2 of $136,650 was included in the loss on extinguishment of debt amount totaling $188,822 that was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017. The assumptions used by the Company for calculating the fair value of the Warrant 2 at inception using the Black-Scholes valuation model were: (i) Volatility of 95.9%; (ii) Risk-Free Interest Rate of 2.59%; and (iii) Expected Term of five years. On August 22, 2018, the Company repaid all amounts outstanding under the Wiltshire Note 2.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of September 30, 2018 and December 31, 2017, the Company had 94,355,178 and 90,512,563 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors of the Company. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of September 30, 2018 and December 31, 2017, there was no preferred stock issued and outstanding.

Options/Warrants/RSU’s

On July 23, 2014, Company stockholders approved the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”), which provides for the granting of stock options, restricted stock awards, restricted stock units (RSU’s), stock bonus awards and performance-based awards. On each of December 21, 2015, October 24, 2016, July 14, 2017 and August 4, 2018, the Company’s stockholders approved an amendment to the Amended 2013 Plan to increase the number of shares that may be issued under the Amended 2013 Plan. There are currently 28,000,000 shares of common stock authorized for issuance under the Amended 2013 Plan. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated.

During the three months ended September 30, 2018, warrants to purchase 2,750,000 were exercised on a net issuance basis, resulting in the issuance of 2,632,182 shares of common stock.

9.	STOCK-BASED COMPENSATION

The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, RSU’s, stock bonus awards and performance-based awards. As of September 30, 2018, the Company had 7,237,433 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.

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

The Company recognized Selling, General and Administrative (“SG&A”) expenses of $237,882 and $1,328,096, relating to stock options and RSU’s issued to employees, officers, directors and consultants for the three months ended September 30, 2018 and 2017, respectively. The Company recognized SG&A expenses of $1,634,184 and $3,072,224, relating to stock options and RSU’s issued to employees, officer, directors and consultants for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees, officers, directors and consultants was $2,286,415 which is expected to be recognized over a weighted-average period of 1.87 years.

The following table summarizes stock option and RSU activity for the Amended 2013 Plan during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	15,823,277	$0.48	8.54	$5,406,499
Granted	6,969,000	0.52	–	–
Exercised	(994,432)	0.35	–	–
Cancelled/Forfeited	(1,035,278)	0.36	–	–
Outstanding - September 30, 2018	20,762,567	0.50	7.78	89,820,535

Total exercisable - September 30, 2018	15,654,682	0.49	7.36	67,957,693
Total unvested - September 30, 2018	5,107,885	0.55	9.05	21,862,842
Total vested or expected to vest - September 30, 2018	20,762,567	0.50	7.78	89,820,535

The following table summarizes unvested stock options as of September 30, 2018:

	Number of Shares	Weighted Average Fair Value Per Share on Grant Date
Unvested stock options - December 31, 2017	3,738,615	0.35
Granted	6,969,000	0.52
Vested	(4,564,452)	0.36
Cancellations	(1,035,278)	0.31
Unvested stock options - September 30, 2018	5,107,885	0.55

The following table summarizes stock option activity outside of the Amended 2013 Plan during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	7,250,000	$0.37	8.03	$32,336,000
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	–	–
Expired	–	–	–	–
Outstanding - September 30, 2018	7,250,000	0.37	8.03	32,336,000

Total exercisable - September 30, 2018	7,250,000	0.37	8.03	32,336,000
Total unvested - September 30, 2018	–	–	–	–
Total vested or expected to vest - September 30, 2018	7,250,000	0.37	8.03	32,336,000

As of September 30, 2018, there were 10,750,000 remaining unvested stock options granted outside of the Amended 2013 Plan which vest upon the completion of future performance conditions.

10.	INCOME TAXES

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted in the United States (the “U.S.”). The Tax Legislation significantly revises the U.S. corporate income tax by lowering the statutory corporate tax rate to 21%, among other changes.

The Company has preliminarily accounted for the effects of the Tax Legislation and estimate that our effective tax rate exclusive of discrete items is 9.5% for 2018 because taxable income exclusive of discrete items should be mostly offset by net operating loss carry forwards. Tax expense based on the estimated annual effective tax rate was $710,000 for the nine months ended September 30, 2018, however, this amount is partially offset by a tax benefit on discrete items of $470,000 for the nine months ended September 30, 2018 which is related to excess tax deductions for non-qualified stock options exercised. Due to uncertainties in estimating our taxable income after 2018, we cannot determine that it is more likely than not that net operating loss carry forwards and other deferred tax assets will be utilized after 2018.

Our income tax provision for the three and nine months ended September 30, 2018 was $200,000 and $240,000, respectively, and was $0 and $0 for the three and nine months ended September 30, 2017, respectively.

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

The Company entered a 3-year lease agreement for additional warehouse space of approximately 5,000 square feet in San Diego, California that commenced on April 1, 2018. In August 2018, the Company entered a lease agreement for additional office space of approximately 6,600 in San Diego, California that commenced on October 15, 2018.

The following table provides the Company’s future minimum payments under all Company lease commitments as of September 30, 2018:

Operating Lease Commitment

2018 – for the three months ending December 31, 2018	$178,232
2019	923,889
2020	955,048
2021	917,415
2022	922,638
Thereafter	3,024,659
$6,921,881

The Company incurred rent expense of $164,397 and $110,938 for the three months ended September 30, 2018 and 2017, respectively, and incurred rent expense of $500,214 and $353,555 for the nine months ended September 30, 2018 and 2017, respectively.

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

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands, alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain Supply Agreement between the Company and Dun Agro dated December 19, 2013, and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. The Company settled this matter on August 31, 2018 with no compensatory damages.

The Company is a plaintiff in a litigation matter involving a former credit card processor of the Company and recently settled another matter involving a former credit card processor of the Company. On September 10, 2017, the Company filed a complaint against one such credit card processor, PayToo Merchant Services, Corporation (“Pay Too”), a Florida corporation, in the Circuit Court in Broward County, Florida, asserting breach of contract claims for PayToo’s failure to remit approximately $250,000 to the Company for credit card sales processed by PayToo from January 2017 to February 2017. On December 11, 2017, the Company filed a complaint against the other credit card processor, T1 Payments, LLC (“T1”), a Nevada corporation, in District Court, Clark County, Nevada, asserting breach of contract claims for T1’s failure to remit approximately $500,000 to the Company for credit card sales processed by T1 from February 2017 to October 2017. The T1 matter was resolved on October 22, 2018 with $450,000 of previously restricted cash being released to the Company by T1 in full settlement of the Company’s complaint.

The Company has been made aware of a series of complaints and one derivative suit filed by various plaintiffs alleging violations of securities law related to the Company’s disclosures regarding patent prosecution of its various drug development assets. On August 24, 2018, David Smith filed a purported class action complaint against the Company in the United States District Court District of Nevada. This complaint and the other complaints that the Company has been made aware of were filed directly after Citron Research published on Twitter on August 20, 2018 its belief that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection had been “finally rejected” by the United States Patent and Trademark Office (USPTO). The Company believes these claims are without merit, and intends to vigorously defend any claims in the event it is served with a complaint.

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

The following table presents information by reportable operating segment for the three and nine months ended September 30, 2018 and 2017:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three Months Ended
September 30, 2018:
Product sales, net	$13,600,881	$–	$13,600,881
Gross profit	9,945,423	–	9,945,423
Selling, general and administrative expense	(5,869,762)	(20,570)	(5,890,332)
Research and development expense	(170,466)	(359,096)	(529,562)
Operating income (loss)	$3,905,195	$(379,666)	$3,525,529

Three Months Ended
September 30, 2017:
Product sales, net	$5,591,210	$–	$5,591,210
Gross profit	3,997,649	–	3,997,649
Gain on change in derivative liabilities	10,987	–	10,987
Selling, general and administrative expense	(4,259,725)	(51,353)	(4,311,078)
Research and development expense	(76,520)	(102,818)	(179,338)
Operating loss	$(327,609)	$(154,171)	$(481,780)

Nine Months Ended
September 30, 2018:
Product sales, net	$34,020,341	$–	$34,020,341
Gross profit	24,567,402	–	24,567,402
Selling, general and administrative expense	(15,915,882)	(35,647)	(15,951,529)
Research and development expense	(362,933)	(762,337)	(1,125,270)
Operating income (loss)	$8,289,587	$(797,984)	$7,490,603

Nine Months Ended
September 30, 2017:
Product sales, net	$13,437,233	$–	$13,437,233
Gross profit	9,275,111	–	9,275,111
Gain on change in derivative liabilities	248,875	–	248,875
Royalty buy-out	–	(2,432,000)	(2,432,000)
Selling, general and administrative expense	(11,312,687)	(200,873)	(11,513,560)
Research and development expense	(181,509)	(392,192)	(573,701)
Operating loss	$(1,970,210)	$(3,025,065)	$(4,995,275)

13.	SUBSEQUENT EVENT

On October 22, 2018, the Company received un-restricted control of $450,000 of restricted cash held at September 30, 2018 in connection with the settlement of a complaint filed by the Company against a former credit card processor of the Company (Note 11). The Company recognized bad debt expense of $40,223 in connection with this settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017, respectively, should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

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

We expect to realize revenue from our consumer products business segment to fund our working capital needs during 2018. However, the Company’s pharmaceutical business segment may require additional capital over the next 12 months. Management believes that it will be able to fund our drug development efforts in 2018 solely through current cash flow, however, there can be no assurances that the Company will be successful. If the Company is unable to generate sufficient cash flow or, alternatively, raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2018 and 2017 is detailed below:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Net income (loss)	$3,294,973	$(589,983)	$7,100,217	$(5,366,946)
Interest income	–	–	–	7
Interest expense	30,556	108,203	150,386	371,678
Provision for income taxes	200,000	–	240,000	–
Amortization of purchased intangible assets	8,850	8,850	26,550	26,550
Depreciation of property & equipment	121,911	30,897	349,121	117,744
EBITDA	3,656,290	(442,033)	7,866,274	(4,850,967)

EBITDA Adjustments:
Stock-based compensation expense (1)	237,882	1,328,096	1,634,184	3,072,224
Common stock issued for professional services (2)	233,751	–	295,326	–
Gain on changes in derivative liabilities (3)	–	(10,987)	–	(248,875)
Royalty buy-out (4)	–	–	–	2,432,000
Total EBITDA Adjustments	471,633	1,317,109	1,929,510	5,255,349

Adjusted EBITDA	$4,127,923	$875,076	$9,795,784	$404,382

(1)	Represents stock-based compensation expense related to stock options and RSU’s awarded to employees, consultants and non-executive directors based on the grant date fair value under the Black-Scholes valuation model (See Note 9 of the Company’s condensed consolidated financial statements)
(2)	Represents common stock issued for professional services
(3)	Represents the gain on changes in derivative liabilities associated with the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements)
(4)	Represents the share-based royalty buy-out associated with the CanX acquisition

As illustrated above, Adjusted EBITDA improved by $3.25 million and $9.39 million for the three and nine months ended September 30, 2018 compared with the same period in 2017. This improvement is primarily due to the Company’s increase in sales.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017

Revenues and gross profit - We had sales of $13.60 million and gross profit of $9.95 million representing a gross profit percentage of 73.1% for the three months ended September 30, 2018 compared to sales of $5.59 million and gross profit of $4.00 million, representing a gross profit percentage of 71.5% for the three months ended September 30, 2017. The Company increased sales by $8.01 million, or a 143.2% increase, for the three months ended September 30, 2018, when compared to results for three months ended September 30, 2017.

For the nine months ended September 30, 2018, we had sales of $34.02 million and gross profit of $24.57 million, representing a gross profit percentage of 72.2% compared with sales of $13.49 million and gross profit of $9.28 million, representing a gross profit percentage of 68.8% for the nine months ended September 30, 2017. The Company increased sales by $20.53 million, or a 152% increase, for the nine months ended September 30, 2018 when compared to results for nine months ended September 30, 2017.

The sales increase for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products, as we continued to expand and maintain our core customer base which further supports our decision to focus our sales strategy primarily on branded consumer products.

The gross profit increase for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 is the result of our change in sales mix and increased sales.

Selling, general and administrative expenses – Selling, general and administrative (“SG&A”) expenses increased to $5.89 million for the three months ended September 30, 2018, compared with $4.31 million for the three months ended September 30, 2017. SG&A expenses include non-cash expenses of $0.41 million and $1.37 million for the three months ended September 30, 2018 and 2017, respectively, which consisted primarily of stock-based compensation, amortization of intangible assets, depreciation of fixed assets and bad debt expense. After adjusting for these non-cash expenses, SG&A expenses increased by $2.46 million for the three months ended September 30, 2018 compared to three months ended September 30, 2017, an approximate 83% increase. This increase relates primarily to increased employee headcount and higher commissions, both directly related to our 143.2% increase in sales for the three months ended September 30, 2018, as compared to three months ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017, we incurred SG&A expenses in the amount of $15.97 million and $11.51 million, respectively. SG&A expenses include non-cash expenses of $2.14 million and $3.22 million for the nine months ended September 30, 2018 and 2017, respectively, which consisted primarily of stock-based compensation, amortization of intangible assets, depreciation of fixed assets and bad debt expense. After adjusting for these non-cash expenses, SG&A expenses increased by $6.34 million for the nine months ended September 30, 2018 compared to nine months ended September 30, 2017, an approximate 75% increase. This increase relates primarily to increased employee headcount and higher commissions, both directly related to our 152% increase in sales for the nine months ended September 30, 2018, as compared to nine months ended September 30, 2017.

Research and development expenses - For the three months ended September 30, 2018 and 2017, the Company incurred research and development (“R&D”) expenses of $0.53 million and $0.18 million, respectively. These expenses are related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment.

During the three months ended September 30, 2018, we incurred $0.36 million of R&D expenses related to our specialty pharmaceutical segment compared with $0.18 million for the three months ended September 30, 2017. We expect R&D expense related to our pharmaceutical segment to increase each quarter over the next 12 months.

For the nine months ended September 30, 2018 and 2017, the Company incurred R&D expenses of $1.13 million and $0.57 million, respectively. These costs are related to the same costs incurred during the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, we incurred $0.76 million of R&D expenses related to our specialty pharmaceutical segment compared with $0.39 million in the nine months ended September 30, 2017.

Gain on changes in derivative liabilities - Gain on changes in derivative liabilities of $0 and $0.01 million during the three months ended September 30, 2018 and 2017, respectively, relates to the change in the derivative liability from the Iliad Note and the change in the derivative liability from inception for the Iliad Note 2 (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Gain on changes in derivative liabilities of $0 and $0.25 million during the nine months ended September 30, 2018 and 2017, respectively, relates to the change in the derivative liability from December 31, 2016 on the Iliad Notes (See Note 7 of the Company’s condensed consolidated financial statements). The gain results primarily from the reduction in the expected term of the derivative liabilities.

Royalty buy-out - Royalty buy-out of $0 and $2.43 million during the nine months ended September 30, 2018 and 2017, respectively relates to the Company’s share-based royalty buy-out associated with the Company’s acquisition of CanX, Inc., Florida-based, specialty pharmaceutical corporation, as disclosed by the Company in that certain Current Report on Form 8-K filed by the Company with the SEC on March 22, 2017.

Liquidity and Capital Resources

A summary of our changes in cash flows for the nine months ended September 30, 2018 and 2017 is provided below:

	For the nine months ended September 30,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$9,925,819	$647,216
Investing activities	(424,354)	(6,410)
Financing activities	(1,283,054)	624,036
Net increase in cash and restricted cash	8,218,411	1,264,842
Cash and restricted cash, beginning of period	2,791,544	1,057,468
Cash and restricted cash, end of period	$11,009,955	$2,322,310

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

Net cash provided by operating activities increased to $9.92 million for the nine months ended September 30, 2018 compared to $0.65 million for the nine months ended September 30, 2017, an improvement of $9.27 million. The primary reasons for this improvement include our increased sales, gross margins, and ability to convert our inventory investment into cash, as well as the Company’s transition from a net loss to net income position during the first nine months of 2018.

Investing Activities

The Company had $0.42 million and $0.01 million used in investing activities for the nine months ended September 30, 2018 and 2017, respectively. The investing activities for the first nine months of 2018 included purchase of equipment and leasehold improvements.

Financing Activities

Net cash (used in) provided by financing activities for the nine months ended September 30, 2018 and 2017 totaled ($1.28) million and $0.62 million, respectively. Cash flows used by financing activities for the nine months ended September 30, 2018 consisted of $0.66 million of cash repayments on convertible debt, $0.85 million of repayment of unsecured debt, $0.12 million of repayments on an unsecured note payable, and proceeds from exercise of stock options of $0.34 million. Cash flows provided by financing activities for the nine months ended September 30, 2017 consisted of $0.75 million in borrowing net proceeds from the issuance of secured convertible debt and $0.13 million of repayments on an unsecured note payable. (See Note 7 of the Condensed Consolidated Financial Statements).

Liquidity

For the three months ended September 30, 2018 and 2017, the Company had net income (loss) of $3.29 million and ($0.59) million, respectively, and for the nine months ended September 30, 2018 and 2017, the Company had net income (loss) of $7.10 million and ($5.37) million, respectively. In addition, for the nine months ended September 30, 2018 and 2017, the Company had positive cash flows from operations of $9.92 million and $0.65 million. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year solely from current revenues and cash flow due to increased sales. However, the Company’s pharmaceutical business segment may require additional capital over the next 12 months. Management believes that it will be able to fund our drug development efforts solely from current revenue and cash flow for the next 12-month period through November 6, 2019. If the Company is unable to generate sufficient cash flow or raise additional capital, the Company would likely be forced to curtail pharmaceutical development.

Off-Balance Sheet Arrangements

The Company previously had two supply arrangements with European farmers to supply raw inventory material through October 2018. Both agreements have been terminated. A new agreement with a European farmer to supply raw inventory material from the 2018 crop was completed in August 2018.

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

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of September 30, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework (2013).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified with our evaluation that occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands, alleging non-performance under a contract, seeking compensatory damages of approximately 2,050,000 euros, excluding interest and costs. The plaintiff alleges that the Company was obligated to perform under that certain Supply Agreement between the Company and Dun Agro dated December 19, 2013, and to purchase 1,000,000 kilograms of harvested raw material related to the 2016 crop. The Company settled this matter on August 31, 2018 with no compensatory damages.

The Company is a plaintiff in a litigation matter involving a former credit card processor of the Company and recently settled another matter involving a former credit card processor of the Company. On September 10, 2017, the Company filed a complaint against one such credit card processor, PayToo Merchant Services Corporation (“Pay Too”), a Florida corporation, in the Circuit Court in Broward County, Florida, asserting breach of contract claims for PayToo’s failure to remit approximately $250,000 to the Company for credit card sales processed by PayToo from January 2017 to February 2017. On December 11, 2017, the Company filed a complaint against the other credit card processor, T1 Payments, LLC (“T1”), a Nevada corporation, in District Court, Clark County, Nevada, asserting breach of contract claims for T1’s failure to remit approximately $500,000 to the Company for credit card sales processed by T1 from February 2017 to October 2017. The T1 matter was resolved on October 22, 2018 with $450,000 of previously restricted cash being released to the Company by T1 in full settlement of the Company’s complaint.

The Company has been made aware of a series of complaints and one derivative suit filed by various plaintiffs alleging violations of securities law related to the Company’s disclosures regarding patent prosecution of its various drug development assets. On August 24, 2018, David Smith filed a purported class action complaint against the Company in the United States District Court District of Nevada. This complaint and the other complaints that the Company has been made aware of were filed directly after Citron Research published on Twitter on August 20, 2018 its belief that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection had been “finally rejected” by the United States Patent and Trademark Office (USPTO). The Company believes these claims are without merit, and intends to vigorously defend any claims in the event it is served with a complaint.

Item 1a. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2018, the Company issued 50,000 shares of common stock to IRTH Communications LLC, the Company’s investor relations consultant, and 25,000 shares of common stock to Larry Raskin, both for compensation related to professional services provided. The total value of the shares issued was $153,500 and $80,251, respectively, which represents the fair market value of the Company’s common stock as of the issuance dates. The issuance of these shares of common stock was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in reliance on exemptions from the registration requirement of the Act in transactions not involved in a public offering pursuant to Section 4(a)(2) under the Act.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1 (2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3 (3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4 (4)	Certificate of Incorporation of the Company, as amended.
3.5 (5)	Amendment to the Bylaws of the Company, as amended.
3.6 (6)	Bylaws of the Company, as amended.
4.1 (7)	CannaVEST Corp. Specimen Stock Certificate
10.1(8)	Amended and Restated 2013 Equity Incentive Plan, as amended.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.
(3)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.
(4)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.
(5)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 22, 2017.
(6)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2017.
(7)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(8)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on August 9, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV SCIENCES, INC. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)
Dated November 7, 2018

