Form 10-K
period 2018-12-31
CV Sciences, Inc.
filed 2019-03-12
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
The aggregate market value of the registrant's common stock held by non-affiliates as of June 29, 2018, based upon the closing price of the common stock as reported by the OTC:QB Marketplace on such date, was approximately $132 million.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of March 8, 2019, the issuer had 95,669,588 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. Certain sections of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

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

ii

PART I
ITEM 1. BUSINESS
Overview
CV Sciences, Inc. ("CV Sciences," "we," "our" or "us") was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with CV Sciences, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, we filed a Certificate of Amendment of Certificate of Incorporation reflecting our corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, we amended our Bylaws to reflect our corporate name change to “CV Sciences, Inc.”
On December 30, 2015, we completed the acquisition of CanX, Inc., a Florida-based specialty pharmaceutical corporation ("CanX"). Acquired assets included in-process research and development, trade names and non-compete agreements associated with pharmaceutical product development programs and a line of consumer products.
We have two business segments; consumer products and specialty pharmaceutical. The consumer products segment develops, manufactures and markets products based on hemp-based Cannabidiol ("CBD"), including under the brand name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care and specialty foods. The specialty pharmaceutical segment is developing drug candidates which use CBD as a primary active ingredient.
Current Operations
Consumer Products
We manufacture, market and sell consumer products containing hemp-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care, specialty foods and vape. We currently manufacture and distribute more than 50 stock-keeping units and we expect to continue to add new products to our PlusCBD™ portfolio to enhance our line of CBD and hemp-based consumer products. During 2018, we introduced gummies to our existing line of industry leading hemp extract products that included balms, sprays, drops, capsules, and softgels. We also expect to develop and launch new brands to more effectively market and sell certain products. We also sell raw materials acquired through our supply relationships in Europe to various customers that produce products for resale into the market.
We seek to take advantage of an emerging worldwide trend to re-energize the production of hemp and to foster its many uses for consumers. Historically cultivated for industrial and practical purposes, hemp is used today for textiles, paper, auto parts, biofuel, cosmetics, animal feed, nutritional supplements, and much more. The market for hemp-based products is expected to increase substantially over the next five years, and we believe CV Sciences is well positioned to be a significant player in the hemp industry.
Hemp-based CBD is one of at least 80 cannabinoids found in hemp, and is non-psychoactive. Our U.S. based operations oversee our raw material supply chain, raw material processing, product development and manufacturing, and sales and marketing. We will continue to scale-up our processing capability to accommodate new products in our pipeline.
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
Specialty Pharmaceuticals
Our specialty pharmaceutical segment is developing cannabinoids to treat a range of medical indications. Cannabinoids are compounds derived from the Cannabis sativa plant, which contain two primary cannabinoids, CBD, and tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has promising results in treating a range of medical indications. We acquired several drug development assets in the CanX acquisition, utilizing CBD as the active pharmaceutical ingredient.
Our first patent-pending product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. There are currently no drugs approved by the U.S. Food & Drug Administration (“FDA”) for treatment of smokeless tobacco use and addiction. We believe this product candidate will provide treatment options for this significant unmet medical need. We are hopeful to be in a position to file an Investigational New Drug Application (“IND”) with the FDA in the next 12 months. We completed a pre-IND meeting with the FDA in June 2017 and obtained guidance on this development program. CVSI-007 is based on proprietary formulations, processes and technology that we believe are patent-protectable. In May 2016, we filed a patent application for these formulations and processes with the U.S. Patent and Trademark Office. We are awaiting notice of a hearing with the U.S. Patent and Trademark Office. We anticipate the hearing to take place during 2019.

We currently contract with qualified parties and contract research organizations for our preclinical research and IND preparation and development. Commercialization of future specialty pharmaceutical products in the United States and other territories may rely on licensing and co-promotion agreements with strategic partners. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could include a sales organization, internal sales support, an internal marketing group and distribution support, and will require significant investment.
Description of our Subsidiaries
We own 100% of the issued and outstanding membership interests of two subsidiaries: Plus CBD, LLC (formerly, “Global Hemp Source, LLC”) (“Plus CBD”), and CANNAVEST Acquisition, LLC, a Delaware limited liability company formed in connection with the CanX Acquisition. We previously owned a 70% interest in CannaVest Europe, GmbH. On January 20, 2017, we filed for dissolution of CannaVest Europe, GmbH, with the District Court, Dusseldorf Germany, effective December 31, 2016. CannaVest Europe GmbH did not have any assets or liabilities at the time of its dissolution.
Inventory and Sales
Based on expected increasing demand, we have invested significant capital to develop and maintain relationships with growers on a global scale to ensure access to raw materials to support anticipated revenue growth. We have historically sourced our raw materials from well-established and well-recognized hemp growers in Europe. We have maintained access to these growers for their raw material supply, and continue to explore and develop other relationships to ensure that we can meet the expected demand for hemp-based consumer products well into the future. Our current raw material inventory levels are sufficient to support sales through 2019, resulting in reduced cash outflow for raw material inventory purchases.
Government Regulation
We are subject to local and federal laws in our operating jurisdictions. We hold required licenses for product production and distribution and monitor changes in laws, regulations, treaties and agreements.
The Agriculture Improvement Act of 2018 known as the "2018 Farm Bill" is United States federal legislationsigned into law on December 20, 2018 which provides much of the legal framework for the hemp-based CBD product category. The 2018 Farm Bill permanently removed “hemp” from the purview of the Controlled Substances Act, and accordingly, the Drug Enforcement Administration (the “DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. Some of the immediate impact from this legislation includes the ability for farmers to access crop insurance and U.S. Department of Agriculture programs for certification and competitive grants. While the DEA is now officially not involved in hemp regulation, the FDA retains its authority to regulate ingestible and topical products, including those that contain hemp and hemp extracts such as CBD.
A range of federal regulations govern our product development, manufacturing, distribution, sales and marketing, including the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”). Under DSHEA, supplements are effectively regulated by the FDA for Good Manufacturing Practices under 21 CFR Part 111. DSHEA defines a “dietary supplement” as a product intended to supplement the diet that contains one or more of the following: (a) a vitamin; (b) a mineral; (c) an herb or other botanical; (d) an amino acid; (e) a dietary substance for use by man to supplement the diet by increasing the total dietary intake; or (f) a concentrate, metabolite, constituent, extract, or combination of any ingredient described in clause (a) through (e). Thus, the law permits a wide range of dietary ingredients in dietary supplements, including CBD which is an extract of a botanical (Cannabis sativa L. plant). CBD also falls under clause (e) as it is a dietary substance for use by man to supplement the diet by increasing the total dietary intake.
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
Competition
There are several companies developing cannabinoid therapeutics for a range of medical indications. The cannabinoid therapeutic area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD and THC, or a combination of CBD/THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals, PLC have focused on hemp-based CBD formulations; while other companies such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc. have focused on synthetic CBD formulations.
The CBD-based consumer product industry is highly fragmented with numerous companies, consisting of publicly- and privately-owned companies. There are also large, well-funded companies that have indicated their intention to compete in the hemp-based product category in the U.S. We routinely evaluate internal and external opportunities to optimize value for shareholders through new product development or by asset acquisitions or sales, and believe we are well-positioned to capitalize in the growing CBD product category.
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
We have a pending patent application for our product candidate CVSI-007 in the United States that will expire in 2036. CVSI-007 combines CBD and nicotine in treatment of smokeless tabacco use and addiction.
We review our intellectual property portfolio on a periodic basis and we will continue to broaden our portfolio in a fiscally prudent manner. We intend to file for patent protection on our pharmaceutical products based on proprietary formulations, processes and technology.
Research and Development
Our research and development costs have consisted primarily of salaries and related personnel expense, facilities and equipment expense and other costs related to both our consumer product and drug development business segments. We charge all research and development expenses to operations as incurred in the ongoing development of new consumer products and in development of our drug candidate CVSI-007. We incurred research and development expenses of $1.9 million and $0.7 million, respectively, for the years ended December 31, 2018 and 2017.
Source and Availability of Raw Materials
We have historically sourced raw materials from well-established and well-recognized hemp growers in Europe. We have maintained access to these growers for their raw material supply, and continue to explore and develop other relationships to ensure that we can meet the expected demand for hemp-based consumer products well into the future. Our current inventory levels are sufficient to support sales through 2019, resulting in reduced cash outflow for raw material inventory purchases.
Environmental Matters
Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.
Employees
As of December 31, 2018, we had a total of 81 employees, which included 78 full-time and 3 part-time employees. In addition to our full-time employees, we contract with third-parties for the conduct of certain preclinical, clinical and manufacturing activities related to drug development efforts. We have no collective bargaining agreements with our employees and none are represented by labor unions. Management believes the Company has good relationships with its employees.

ITEM 1A. RISK FACTORS
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2018, our primary facility consists of approximately 30,000 square feet of leased office, laboratory and warehouse space located in San Diego, California, which is leased through January 2026 and used by both of our business segments. We lease an additional facility in San Diego related to our distribution activities that cover an aggregate of approximately 2,500 square feet, which is leased through March 2021. In addition, we lease an office facility in Las Vegas on a month-to-month basis. We believe that our existing facilities are suitable but we may require additional space to accommodate our growing organization. We believe such space will be available on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against CV Sciences and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased certain shares of CV Sciences common stock for a total investment of $16,000. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by us on April 3, 2014 and April 14, 2014, in which we amended previously disclosed sales (sales originally stated at $1.3 million were restated to $1.1 million - reduction of $0.2 million) and restated goodwill as $1.9 million (previously reported at net zero). Additionally, the Complaint states after the filing of our Current Report on Form 8-K on April 3, 2014 and the following press release, our stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, we filed a motion to dismiss the consolidated amended complaint. After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016. Our reply brief was filed on April 25, 2016. On April 2, 2018, the Court issued a ruling granting in part and denying in part the motion to dismiss. Thereafter, on October 3, 2018, plaintiff’s counsel filed a motion to withdraw Mr. Schuck as Lead Plaintiff and to substitute Jane Ish as new Lead Plaintiff. This motion was granted by the Court. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.
On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York discussed above - it is alleged that the Form 8-K filings misstated goodwill and sales of CV Sciences, which when corrected, lead to a significant drop in stock price. We filed a motion to dismiss the suit on June 29, 2015. Instead of opposing our motion, Mr. Ruth filed an amended complaint on July 20, 2015. Thereafter, Mr. Ruth and CV Sciences agreed to stay the action pending the outcome of the securities class action case in New York discussed above. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.
On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against us in the District Court of the North Netherlands, location Groningen, the Netherlands, alleging non-performance under a contract, seeking compensatory damages of approximately €2.1 million, excluding interest and costs. We settled this matter on August 31, 2018 with no compensatory damages.
On June 15, 2017, the SEC filed an enforcement action against CV Sciences and its then-Chief Executive Officer, Michael Mona, Jr. In the complaint, filed in the United States District Court of Nevada (Case No. 2:17-cv-01681), the SEC alleged that we and Mr. Mona violated federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5(b), through alleged misrepresentations made in certain SEC reports regarding the value of CV Sciences assets acquired from PhytoSphere Systems, LLC. On May 31, 2018, we and Mr. Mona settled all claims. Pursuant to the terms of the settlement, without admitting or denying the allegations made by the SEC, we agreed to a consent judgment pursuant to which (a) we agreed to pay a penalty in the amount of $0.2 million, and (b) we are permanently enjoined from violations of federal securities laws.  We have made this payment in full.  Mr. Mona, without admitting or denying any allegations, agreed to an order (a) prohibiting him from serving as an officer or director of a publicly held company for five (5) years, (b) providing for payment in the aggregate amount of $0.1 million, payable in 12 installments commencing 30 days after entry of final judgment, and (c) permanently enjoining him from violations of federal securities laws.  Effective concurrent with the settlement, Mr. Mona resigned as our President and Chief Executive Officer, and resigned his position on our Board of Directors.
We are a plaintiff in two litigation matters involving former credit card processors. On September 10, 2017, we filed a complaint against one such credit card processor, PayToo Merchant Services Corporation (“PayToo”), a Florida corporation, in the Circuit Court in Broward County, Florida, asserting breach of contract claims for PayToo’s failure to remit approximately $251,000 to us for credit card sales processed by PayToo from January 2017 to February 2017. A summary judgment hearing on the PayToo matter is scheduled for March 11, 2019. On December 11, 2017, we filed a complaint against the other credit card processor, T1 Payments, LLC (“T1”), a Nevada corporation, in District Court, Clark County, Nevada, asserting breach of contract claims for T1’s failure to remit approximately $0.5 million to us for credit card sales processed by T1 from February 2017 to October 2017. The T1 matter was resolved on October 22, 2018 with $0.5 million of previously restricted cash being released to us by T1 in full settlement of our complaint.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court alleging certain misstatements were contained in financial filings that led to stock price fluctuations and resulting financial harm. Several additional individuals filed similar claims. On November 15, 2018, the Court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.
On October 10, 2018, stockholder Girard Depoti filed a shareholder derivative suit in District Court, Clark County Nevada alleging causes of action for: 1) Breach of Fiduciary Duty, and 2) Unjust Enrichment. The claims are premised on the same events as the already-pending securities class action case in Nevada. We recently accepted service of the Complaint but have not filed a responsive pleading because the parties stipulated to a stay of this action until thirty days after a ruling is issued on the motion to dismiss in the matter of In re CV Sciences, Inc., Securities Litigation, Case No. 2:18-cv-01602-JAD-PAL, United States District Court, District of Nevada. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.
On December 3, 2018, stockholder David Francis filed a shareholder derivative suit in Nevada District Court alleging causes of action for: 1) Breach of Fiduciary Duty, 2) Unjust Enrichment, and 3) Waste of Corporate Assets.  The claims are primarily premised on the same events as the already-pending securities class action cases. A responsive pleading was due from us on February 22, 2019.  However, the parties have agreed to a stay of this action and a stipulation and proposed order requesting a stay has been filed with the court. Management intends to vigorously defend the allegations.  Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.
On February 11, 2019, stockholder Richard Tarangelo filed a shareholder derivative suit in Nevada District Court alleging causes of action for: 1) Violations of Section 14(a) of the Exchange Act, 2) Breach of Fiduciary Duty, and 3) Unjust Enrichment. The claims are primarily premised on the same events as the already-pending securities class action cases and the Tarangelo Complaint is essentially a duplicate of the Depoti shareholder derivative suit. Service of the Complaint has not been made but the parties are discussing a stay of this action. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case may be stayed, an estimate of the possible loss or recovery cannot be made at this time.
In the normal course of business, CV Sciences a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, consolidated results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the OTC:QB under the symbol "CVSI." Trading of securities on the OTC:QB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.
The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC:QB for the following periods. These market quotations reflect inter-dealer prices, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2018
	High	Low
First Quarter	$0.63	$0.38
Second Quarter	2.41	0.41
Third Quarter	7.13	1.60
Fourth Quarter	6.40	3.55

Fiscal Year Ended December 31, 2017
	High	Low
First Quarter	$0.59	$0.36
Second Quarter	0.41	0.22
Third Quarter	0.36	0.21
Fourth Quarter	0.68	0.14
Holders of Common Stock
As of March 4, 2019, there were more than 40,000 beneficial shareholders of our common stock.
Dividend Policy
No cash dividends have been paid on our common stock for the 2018 and 2017 fiscal years and the Board of Directors has not considered any change in this practice, and has no intentions of considering any such change in the foreseeable future.
The payment of cash dividends in the future will be determined by our Board of Directors, in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends.
Equity Compensation Plan Information
See Part III, Item 12. "Securities Ownership of Certain Owners and Management and Related Stockholder Matters" for information regarding securities authorized for issuance under equity compensation plans.
Issuer Repurchases of Equity Securities
We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the years ended December 31, 2018 and December 31, 2017 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
OVERVIEW
We are a life science company with two distinct business segments. Our consumer product segment is focused on manufacturing, marketing and selling hemp-based CBD products to a range of market sectors. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing CBD. On June 8, 2016, the Company changed its trading symbol from CANV to CVSI, and continues to be traded on the OTC:QB.
Our consumer product business segment manufactures, markets and sells consumer products containing hemp-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care and specialty foods.
Our specialty pharmaceutical business segment is developing cannabinoids to treat a range of medical indications. Our product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we plan to vigorously pursue patent protection on our drug candidates.
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

Results of Operations
Comparison of the Years ended December 31, 2018 vs. December 31, 2017
Revenues and gross profit

	Year ended December 31,		Change
	2018	2017	Amount	%
	(in thousands)
Product sales, net	$48,244	$20,679	$27,565	133%
Cost of good sold	14,366	6,190	8,176	132%
Gross profit	$33,878	$14,489	$19,389	134%
Gross margin	70.2%	70.1%
We had product sales of $48.2 million and gross profit of $33.9 million, representing a gross margin of 70.2% in 2018 compared with product sales of $20.7 million and gross profit of $14.5 million, representing a gross margin of 70.1% in 2017. We increased our product sales by $27.6 million or 133% in 2018 when compared to 2017 results. The sales increase in 2018 compared with 2017 is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products, as we continued to expand and maintain our core customer base. We also launched new products and formulations, including gel, capsules and gummies, which helped drive our overall sales.
The gross profit increase in 2018 compared with 2017 is the result of our increased product sales. Gross margin increased mostly due to sales mix and production efficiencies.

Operating expense

	Year ended December 31,		Change
	2018	2017	Amount	%
	(in thousands)
Research and development expense	$1,885	$724	$1,161	160%
Percentage of revenue	3.9%	3.5%
Selling, general and administrative expense	$21,746	$16,193	$5,553	34%
Percentage of revenue	45.1%	78.3%
Research and development (“R&D”) expense increased to $1.9 million in 2018 compared to $0.7 million in 2017. The increase of$1.2 million or 160% is mostly related to our cost of process development, rental of our laboratory facility, payroll expenses, laboratory supplies, product development and testing, outsourced research personnel, and R&D expenses related to our specialty pharmaceutical segment. We incurred $1.0 million and $0.2 million of R&D expense related to our consumer products segment in 2018 and 2017, respectively. The increase is mostly related to new product development and testing. We incurred $0.9 million and $0.5 million of R&D expenses related to our specialty pharmaceutical segment in 2018 and 2017, respectively. The increase is mostly related to expenses paid to outside consultants, preclinical work and development cost associated with our active pharmaceutical ingredient (API).
Selling, general and administrative (“SG&A”) expenses increased to $21.7 million in 2018 compared to $16.2 million in 2017. The increase of $5.6 million or 34% is mostly related to increase in our marketing activities to support our growth, sales commissions and payroll expense as a result of our increased headcount.
Royalty buy-out – Royalty buyout of $2.4 million in 2017 relates to our share-based royalty buy-out associated with the CanX Acquisition (See Note 9 of the Company’s consolidated financial statements).
Interest expense - Interest expense decreased to $0.2 million in 2018 compared with $0.5 million in 2017. The decrease in interest expense was due to lower borrowings, accrued interest and the amortization of debt discounts and the derivative liability.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation expense, amortization expense, interest and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
We use Adjusted EBITDA in communicating certain aspects of our results and performance, including in this Annual Report, and believe that Adjusted EBITDA, when viewed in conjunction with our GAAP results and the accompanying reconciliation, can provide investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of Adjusted EBITDA is useful to investors in making period-to-period comparison of results because the adjustments to GAAP are not reflective of our core business performance.
Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Annual Report, including our consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2018 and 2017 is detailed below:

	Year ended December 31,
	2018	2017
	(in thousands)
Net income (loss)	$10,001	$(4,897)
Depreciation expense	484	147
Amortization expense	35	35
Interest expense	153	507
Income tax expense (benefit)	93	(482)
EBITDA	10,766	(4,690)
Stock-based compensation expense (1)	2,925	3,419
Common stock issued for professional services (2)	295	—
Royalty buy-out (3)	—	2,432
Loss on extinguishment of debt (4)	—	189
Gain on derivative liability (5)	—	(249)
Bad debt expense (6)	—	483
Adjusted EBITDA	$13,986	$1,584
_________________

(1)
Represents stock-based compensation expense related to stock options and warrants awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.

(2)	Represents common stock issued for professional services

(3)	Represents the share-based royalty buy-out associated with the CanX acquisition (see Note 9 of our consolidated financial statements).

(4)	Represents loss on extinguishment of debt associated with our long-term note payable with Wiltshire, LLC ("Wiltshire") (see Note 7 of our consolidated financial statements).

(5)	Represents gain on change in derivative liability associated with our convertible notes with Iliad Research Trading, L.P. ("Iliad") (see Note 7 of our consolidated financial statements).

(6)	Write-off of certain accounts receivable during 2017 that were not considered normal write offs.

Liquidity and Capital Resources
A summary of our changes in cash flows for the years ended December 31, 2018 and 2017 is provided below:

	Year ended December 31,
	2018	2017
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$12,559	$3,615
Investing activities	(1,244)	(2,000)
Financing activities	(1,172)	119
Net increase in cash and restricted cash	10,143	1,734
Cash and restricted cash, beginning of year	2,792	1,058
Cash and restricted cash, end of year	$12,935	$2,792
Operating Activities
Net cash provided by or used in operating activities includes net income (loss) adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, deferred taxes, amortization of debt issuance costs and beneficial conversion features, stock-based compensation, accrued interest expense and the value of common stock issued for services. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.

Net cash provided in operating activities increased to $12.6 million in 2018 compared to $3.6 million in 2017, an improvement of $9.0 million. The primary reason for this change is the generation of our net income of $10.0 million in 2018 compared to a net loss of $4.9 million in 2017, a $14.9 million improvement. Our increased sales, gross margins, and ability to convert our inventory investment into cash are the primary contributors to this improvement.
Investing Activities
Net cash used in investing activities decreased to $1.2 million in 2018 compared with $2.0 million for 2017. Net cash used in investing activity in 2018 consisted of tenant improvements of $0.3 million to our new corporate facility and $0.9 million in equipment purchases. The decrease in cash used in investing activities is mostly related to lower payments by $1.2 million for our tenant improvements as we completed the majority of the build-out of our new facility in 2017, partially offset by increases in equipment purchases.
Financing Activities
Net cash used in financing activities increased by $1.3 million to $1.2 million in 2018 compared to cash provided by financing activities of $0.1 million in 2017. The primary reason for the increase is our ability to operate and expand from current operating cash flow, allowing us to repay our outstanding notes payable. Cash flows used in financing activities in 2018 consisted of the repayments of our convertible note with Iliad and our long-term note payable with Wiltshire of $0.7 million and $0.8 million, respectively, payments on our annual insurance financing of $0.2 million, partially offset by cash receipts from the exercise of stock options of $0.5 million. Cash flows provided by financing activities in 2017 consisted of new external convertible debt financing of $0.8 million, partially offset by repayment of convertible debt financing of $0.5 million and insurance financing of $0.2 million.

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
Goodwill and Intangible Assets – We evaluate the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with ASC Topic 350, Intangibles Goodwill and Other and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of a reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of a reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.
We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.
We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. In-process research and development ("IPR&D") has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. No impairments were noted during the years ended December 31, 2018 and 2017.
Revenue Recognition – The majority of the our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, which is primarily related to our Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on our selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. We recognize revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. We accrue for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.4 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.
Stock-Based Compensation – Certain employees, officers, directors, and consultants participate in various long-term incentive plans that provide for granting stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Performance-based stock options vest once the applicable performance condition is satisfied. Restricted stock awards generally vest 100% at the grant date.
We recognize stock-based compensation for equity awards granted to employees, officers and directors as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of our stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied. Forfeited stock options are accounted for as they occur.
We recognize stock-based compensation for equity awards granted to consultants as selling, general and administrative expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant and unvested awards are revalued at each reporting period. The fair value of restricted stock awards is equal to our stock closing price on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. Forfeited stock options are accounted for as they occur.
Recent Accounting Pronouncements
Refer to Note 2 of our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements
None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with assistance from other members of management, has reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2018 and, based on his evaluation, has concluded that the disclosure controls and procedures were not sufficient as of such date due to a material weakness in internal control over financial reporting, described below.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in internal control related to management’s lack of maintaining appropriate staffing in its accounting department with the appropriate level of technical expertise and experience during a period of the year ended December 31, 2018, resulting in insufficient oversight and detailed review of the financial reporting function. As previously reported in our Current Report on Form 8-K filed on June 5, 2018, on May 31, 2018, Joseph Dowling was appointed as our CEO, which he has served concurrently with his role as our CFO. The result of Mr. Dowling's dual role required the need to hire additional qualified financial and accounting personnel. As a result, management was not able to perform its assessment of the effectiveness of internal control over financial reporting in a timely manner, which resulted in deficiencies that were not remediated as of December 31, 2018. The material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at December 31, 2018, internal control over financial reporting was not effective.
Our independent registered public accounting firm, Tanner LLC, has issued an adverse audit report on the effectiveness of internal control over financial reporting as of December 31, 2018, which appears on page F-3 and F-4.
Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2018. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO has certified that, based on his knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of CV Sciences as of, and for, the periods presented in this Form 10-K. Tanner LLC has issued an unqualified opinion on our financial statements, which appears on page F-2.
REMEDIATION
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) the hiring of our Chief Accounting Officer (CAO) on December 26, 2018 to assist our CEO/CFO in our financial reporting and accounting matters; (ii) the hiring of additional finance and accounting individuals performing supervisory review and monitoring activities during the period-end financial reporting process; (iii) the implementation of additional controls to ensure all risks have been addressed; (iv) the implementation of additional review procedures to ensure control activities are appropriately performed and documented; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.
We believe that these actions will remediate the material weakness, once management has performed its assessment of our internal controls over financial reporting including the remedial measures described above. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except for the material weakness identified during the quarter, as of December 31, 2018, and except for the remedial measures described above, including the hiring of our CAO, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings "Election of Directors," "Corporate Governance," "Our Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be contained in our Definitive Proxy Statement under the heading "Executive Compensation and Other Information," and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained in our Definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in our Definitive Proxy Statement under the headings "Certain Relationships and Related Person Transactions," "Board Independence" and "Committees of the Board of Directors" and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in our Definitive Proxy Statement under the heading "Independent Registered Public Accountants' Fee" and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following consolidated financial statements of the Company are submitted herewith:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.	Exhibits required to be filed by Item 601 of Regulations S-K

The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.
2.2 (8)	Agreement and Plan of Merger, dated December 30, 2015, by and among the Company, CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and The Starwood Trust.
2.3 (14)	Amendment No. 1 dated March 16, 2017, to the Agreement and Plan of Reorganization by and among the Company, CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust.
3.1 (1)	Certificate of Incorporation of CannaVest Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVest Corp., dated as of January 26, 2013.
3.3 (1)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016
3.4 (1)	Certificate of Incorporation of the Company, as amended.
3.5 (1)	Certificate of Amendment to the Bylaws of the Company, as amended.
3.6 (15)	Certificate of Amendment to the Bylaws of the Company, as amended.
3.7 (14)	Bylaws of the Company, as amended.
4.1 (6)	CannaVest Corp. Specimen Stock Certificate
10.1 † (7)	Form of Stock Option Award Grant Notice and Form of Stock Award Agreement.
10.3 (9)	Promissory Note, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.4 (9)	Common Stock Purchase Warrant, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.5 (10)	Form of Common Stock Purchase Warrant, issued by the Company to Bart Mackay, dated July 6, 2016.
10.6 † (11)	Amended and Restated 2013 Equity Incentive Plan, as amended.
10.7 † (12)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.
10.8 † (12)	Employment Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling
10.9 † (12)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.10 † (12)	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.
10.11 † (12)	Non-Qualified Stock Option Agreement, by and between the Company and Joseph Dowling, dated July 6, 2016.
10.12 † (12)	Non-Qualified Stock Option Agreement, by and between the Company and Michael Mona, III, dated July 6, 2016.
10.13 (13)	Form of Securities Purchase Agreement, dated March 1, 2017, by and between the Company and Iliad Research and Trading, L.P.
10.14 (13)	Form of Secured Convertible Promissory Note, issued by the Company on March 1, 2017, to Iliad Research and Trading, L.P.
10.15 (13)	Security Agreement, dated March 1, 2017, by and between the Company and Iliad Research and Trading, L.P.
10.17 † (14)	Amendment dated March 16, 2017, to Employment Agreement by and between the Company and Michael Mona, Jr.
10.18 † (14)	Amendment dated March 16, 2017, to Employment Agreement by and between the Company and Michael Mona, III.
10.19 † (14)	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.
10.20 † (14)	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling.
10.21 † (14)	Amendment dated March 16, 2017, to Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.22 † (14)	Non-Qualified Stock Option Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.
10.23 † (17)	Non-Qualified Stock Option Agreement, dated April 7, 2017, by and between the Company and Joseph Dowling.
10.24 † (17)	Non-Qualified Stock Option Agreement, dated April 7, 2017, by and between the Company and Michael Mona, III.

Exhibit No.	Description of Exhibit
10.25 (16)	Amendment No. 4 dated August 2, 2017, to the Secured Convertible Promissory Note by and between the Company and Iliad Research and Trading, L.P., dated May 25, 2016.
10.26 † (18)	Employment Agreement, dated June 8, 2018, by and between the Company and Mr. Mona, Jr.
10.27 † (18)	CV Sciences, Inc. Restricted Stock Unit Award Agreement, dated June 8, 2018, by and between the Company and Mr. Michael Mona, Jr.
10.28 † (18)	Employment Agreement, dated June 14, 2018, by and between the Company and Mr. Joseph Dowling.
10.29 † (18)	Employment Agreement, dated June 14, 2018, by and between the Company and Mr. Michael Mona, III.
10.30 (18)	Consent to Judgment.
10.31 (18)	Consent to Judgment.
10.32*	Employment Agreement, dated December 26, 2018, by and between the Company and Mr. Joerg Grasser.
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document**
101 SCH*	XBRL Schema Document**
101 CAL*	XBRL Calculation Linkbase Document**
101 LAB*	XBRL Labels Linkbase Document**
101 PRE*	XBRL Presentation Linkbase Document**
101 DEF*	XBRL Definition Linkbase Document**

* Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.
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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.

(2)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.

(3)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.

(4)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 26, 2016.

(5)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 12, 2016.

(6)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.

(7)	Incorporated by reference from an exhibit to our Form S-8 filed on October 6, 2014.

(8)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.

(9)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 3, 2016.

(10)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 11, 2016.

(11)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on August 9, 2018.

(12)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 1, 2016.

(13)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 7, 2017.

(14)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2017.

(15)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 22, 2017.

(16)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2017.

(17)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 30, 2018.

(18)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 1, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CV Sciences, Inc. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer
Dated March 12, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Dowling	Chief Executive Officer, Chief Financial	March 12, 2019
Joseph D. Dowling	Officer and Director

/s/ Michael Mona, III	Chief Operating Officer and	March 12, 2019
Michael Mona, III	Director

/s/ James McNulty	Director	March 12, 2019
James McNulty

/s/ Gary Sligar	Director	March 12, 2019
Gary Sligar

/s/ Dr. Joseph C. Maroon	Director	March 12, 2019
Dr. Joseph C. Maroon

/s/ Joerg Grasser	Chief Accounting Officer	March 12, 2019
Joerg Grasser

CV Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CV Sciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CV Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2019, expressed an adverse opinion.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Tanner LLC

Salt Lake City, Utah
March 12, 2019

We have served as the Company’s auditors since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CV Sciences, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CV Sciences, Inc. and subsidiaries (the Company’s) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 12, 2019, expressed an unqualified opinion.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. During a period of the year ended December 31, 2018, management failed to maintain appropriate staffing in its accounting department with the appropriate level of technical expertise and experience, resulting in insufficient oversight and detailed review of the financial reporting function. As a result, management did not perform its assessment of the effectiveness of internal control over financial reporting in a timely manner, resulting in deficiencies that were not remediated as of December 31, 2018.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated March 12, 2019, on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Tanner LLC

Salt Lake City, Utah
March 12, 2019

CV SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash	$12,684	$2,013
Restricted cash	251	779
Accounts receivable, net	3,340	1,507
Inventory	7,132	2,823
Prepaid expenses and other	2,059	813
Total current assets	25,466	7,935

Inventory	1,418	5,667
Property & equipment, net	2,844	2,084
Intangible assets, net	3,801	3,836
Goodwill	2,788	2,788
Other assets	585	400
Total assets	$36,902	$22,710

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,245	$678
Accrued expenses	2,673	1,932
Notes payable, net	474	726
Total current liabilities	4,392	3,336

Notes payable, net	—	850
Deferred rent	1,329	1,068
Deferred income taxes	1,065	1,075
Total liabilities	6,786	6,329

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000 shares authorized; 94,940 and 90,513 shares issued and outstanding as of December 31, 2018 and 2017, respectively	9	9
Additional paid-in capital	55,134	51,400
Accumulated deficit	(25,027)	(35,028)
Total stockholders' equity	30,116	16,381

Total liabilities and stockholders' equity	$36,902	$22,710
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017
Product sales, net	$48,244	$20,679
Cost of goods sold	14,366	6,190
Gross profit	33,878	14,489

Operating expenses:
Research and development	1,885	724
Selling, general and administrative	21,746	16,193
Royalty buy-out	—	2,432
	23,631	19,349

Operating income (loss)	10,247	(4,860)

Other expense:
Interest expense	153	507
Other	—	12
Total other expense	153	519

Income (loss) before income taxes	10,094	(5,379)
Income tax benefit (expense)	(93)	482
Net income (loss)	$10,001	$(4,897)

Weighted average common shares outstanding
Basic	91,916	80,432
Diluted	114,470	80,432

Net income (loss) per common share
Basic	$0.11	$(0.06)
Diluted	$0.09	$(0.06)
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2016	57,618	$6	$43,333	$(30,131)	$13,208
Shares issued pursuant to conversion of senior convertible promissory notes and accrued interest	8,597	1	1,804	—	1,805
Stock redemptions	398	—	75	—	75
Shares issued to settle restricted stock units	2,000	—	—	—	—
Shares issued pursuant to CanX acquisition	15,000	1	(1)	—	—
Shares issued pursuant to CanX royalty buyout	6,400	1	2,431	—	2,432
Shares issued for purchase of inventory	500	—	202	—	202
Fair value of warrants issued in connection with extinguishment of unsecured note	—	—	137	—	137
Stock-based compensation	—	—	3,419	—	3,419
Net loss	—	—	—	(4,897)	(4,897)
Balance - December 31, 2017	90,513	9	51,400	(35,028)	16,381
Issuance of common stock for professional services	225	—	295	—	295
Issuance of common stock from exercise of stock options	1,489	—	514	—	514
Net issuance of common stock from exercise of warrants	2,713	—	—	—	—
Stock-based compensation	—	—	2,925	—	2,925
Net income	—	—	—	10,001	10,001
Balance - December 31, 2018	94,940	$9	$55,134	$(25,027)	$30,116
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$10,001	$(4,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	519	183
Amortization of debt issuance costs	51	221
Amortization of derivative liability debt discount	—	29
Stock-based compensation	2,925	3,419
Stock-based royalty buy-out	—	2,432
Common stock issued for professional services	295	—
Bad debt expense	49	483
Deferred tax liability	(10)	(482)
Change in accrued interest payable included in convertible note payable	—	189
Fair value of warrant expense incurred on extinguishment of note payable	—	137
Loss on sale of fixed assets	—	12
Gain on change in derivative liability	—	(249)
Change in operating assets and liabilities:
Accounts receivable	(1,882)	(1,241)
Note receivable	—	(25)
Inventory	(60)	1,043
Prepaid expenses and other	(832)	(400)
Accounts payable and accrued expenses	1,308	1,780
Deferred rent	195	981
Net cash provided by operating activities	12,559	3,615

INVESTING ACTIVITIES
Purchase of equipment	(893)	(454)
Tenant improvements to leasehold real estate	(351)	(1,546)
Net cash used in investing activities	(1,244)	(2,000)

FINANCING ACTIVITIES
Borrowing from convertible debt, net of costs	—	750
Repayment of convertible debt in cash	(660)	(472)
Repayment of unsecured debt in cash	(850)	—
Repayment of unsecured notes payable	(176)	(159)
Proceeds from exercise of stock options	514	—
Net cash provided by (used in) financing activities	(1,172)	119

Net increase in cash and restricted cash	10,143	1,734
Cash and restricted cash, beginning of year	2,792	1,058
Cash and restricted cash, end of year	$12,935	$2,792
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2018	2017
Supplemental disclosure of non-cash transactions:
Conversion of convertible promissory notes and accrued interest to common stock	$—	$1,805
Value of embedded derivative at inception	—	29
Equity consideration for royalty buy-out	—	2
Accrual for required stock redemptions	—	75
Shares issued in exchange for purchase of inventory	—	202
Purchase of insurance through issuance of note payable	533	149

Supplemental cash flow disclosures:
Interest paid	$153	$183
Taxes paid	70	44
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	ORGANIZATION AND BUSINESS
CV Sciences, Inc. (the “Company”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.”
The Company has two business segments; consumer products and specialty pharmaceutical. The consumer products segment develops, manufactures and markets products based on hemp-based Cannabidiol ("CBD"), including under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care and specialty foods. The specialty pharmaceutical segment is developing drug candidates which use CBD as a primary active ingredient.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The consolidated financial statements include the accounts of CV Sciences, Inc., the accounts of its wholly-owned subsidiaries of Plus CBD, LLC and CANNAVEST Acquisition, LLC, and the accounts of a 70% interest in CannaVest Europe, GmbH. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, with the District Court, Dusseldorf Germany, effective December 31, 2016. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, the amortization lives of intangible assets, valuation of contingent consideration, inputs for valuing derivative financial instruments, inputs for valuing equity awards and warrants, inputs for valuing notes payable beneficial conversion features, valuation of inventory, classification of current and non-current inventory amounts, assumptions related to revenue recognition and the allowance for doubtful accounts.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no impact on net sales, operating income (loss), net income (loss) or net income (loss) per share.
Concentrations of Credit Risk – As of December 31, 2018, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $250 per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $12,721 as of December 31, 2018.
There was no concentration of accounts receivable, revenue and inventory purchases as of and for the years ended December 31, 2018 and 2017.
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
Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2018 and 2017, the Company had no cash equivalents.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Restricted Cash – The Company’s current arrangement with its credit card processor provides the credit card processor with the right to withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processor will refund the Company the entire amounts withheld at their sole discretion. During the year ended December 31, 2018, the Company received unrestricted control of $450 of restricted cash in connection with the settlement of a complaint filed by the Company against a former credit card processor (Note 12). The Company had restricted cash withheld by former credit card processors of $251 and $779 as of December 31, 2018 and 2017, respectively.
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown in the statement of cash flows as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Cash	$12,684	$2,013
Restricted cash	251	779
Total cash and restricted cash shown in the statements of cash flows	$12,935	$2,792
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
Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each December 31, 2018 and 2017, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $200.
Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. Cost includes costs directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, manufacturing overhead, shipping and depreciation of manufacturing equipment and production facilities. Manufacturing overhead includes payroll, employee benefits, utilities, maintenance and property taxes. Total shipping and handling costs were $1,958 and $854 for the years ended December 31, 2018 and 2017, respectively, and are recorded in cost of goods sold.
The Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable items.
The Company classifies a portion of its raw material inventory which will not be sold within one year to non-current.
Property & Equipment – Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets estimated useful lives. Tenant improvements are amortized on a straight-line basis over the shorter of the useful life or the remaining life of the related lease. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically-recorded asset cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized.
Impairment of Long-Lived Assets – In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. As of December 31, 2018 and 2017, the Company determined that long-lived assets were not impaired.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

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
Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.
The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. In-process research & development (IPR&D) has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use.
The Company completed its annual impairment assessment during the fourth quarter of 2018 and 2017. No impairments were noted during the years ended December 31, 2018 and 2017.
Debt Issuance Costs – Debt issuance costs have been recorded as a discount to convertible and long-term notes payable and are being amortized to interest expense using the interest method over the expected terms of the related debt agreement.
Revenue Recognition – The majority of the Company's revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of its products, which is primarily related to the Company's Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on the Company's selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. The Company recognizes revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. The Company accrues for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $396 and $230 for the years ended December 31, 2018 and 2017, respectively. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.
Compensation and Benefits – The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily information technology and project management activities. The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. The Company began matching contributions in January 2018. For the year ended December 31, 2018, the Company made matching contributions of $83.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $1,008 and $251 for the years ended December 31, 2018 and 2017, respectively. Research and development expense for the specialty pharmaceutical segment was $877 and $473 for the years ended December 31, 2018 and 2017, respectively.
Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ branded products. Advertising costs of $907 and $380 were expensed as incurred during the years ending December 31, 2018 and 2017, respectively.
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
The Company recognizes stock-based compensation for equity awards granted to employees, officers and directors as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied. Forfeited stock options are accounted for as they occur.
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
Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2018 and 2017 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2013.
Comprehensive Income – Comprehensive income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. There have been no items qualifying as other comprehensive income and, therefore, the Company's comprehensive income was the same as its reported net income (loss) for the years ended December 31, 2018 and 2017.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. ASU 2016-02 also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term,

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

on a generally straight-line basis. ASU 2016-02 became effective for the Company on January 1, 2019, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date. The cumulative-effect adjustment to retained earnings is expected to be immaterial.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. This ASU became effective for the Company on January 1, 2019. Adoption of the new standard is not expected to have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is evaluating the potential impact of ASU 2018-15 on the Company's consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.
Recently Adopted Accounting Standards
Effective January 1, 2018, the Company adopted ASU 2014-09, as incorporated into Accounting Standards Codification (ASC) 606, on a modified retrospective basis. The adoption of ASU 2014-09 did not change the Company's revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of the product. The cumulative effect adjustment to the opening balance of Retained earnings was immaterial.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-15”), which provides amendments to specific

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

statement of cash flows classification issues. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company implemented ASU 2016-15 during the annual period of 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which revises the definition of a business. ASU 2017-1 requires that for an acquisition to be considered a business, the business would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of the term “outputs,” which are now considered the result of inputs and substantive processes that provide goods and services to customers, other revenue, or investment income, such as dividends and interest. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company implemented ASU 2017-01 during the annual period of 2018.

3.	INVENTORY
Inventory as of December 31, 2018 and 2017 was comprised of the following:

	2018	2017
Raw materials	$4,747	$6,648
Finished goods	3,803	1,842
	$8,550	$8,490
As of December 31, 2018 and 2017, the Company had $535 and $681 of inventory in Germany and the Netherlands.

4.	PROPERTY & EQUIPMENT
Property and equipment, net, as of December 31, 2018 and 2017 were as follows:

	Useful Lives	2018	2017
Office furniture and equipment	3 years	$1,189	$538
Tenant improvements	*	1,897	1,546
Laboratory and other equipment	5 years	641	399
		3,727	2,483
Less: accumulated depreciation		(883)	(399)
		$2,844	$2,084
* Tenant improvements are amortized over the lesser of the remaining term of the related lease or the estimated useful life of the tenant improvements.
Depreciation expense for the years ended December 31, 2018 and 2017 was $484 and $147, respectively.

5.	INTANGIBLE ASSETS
Intangible assets consist of the following as of December 31, 2018 and 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Balance - December 31, 2018:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	60	40	5
Non-compete agreements	77	46	31	5
	$3,907	$106	$3,801

Balance - December 31, 2017:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	40	60	5
Non-compete agreements	77	31	46	5
	$3,907	$71	$3,836
The Company did not incur costs to renew or extend the term of acquired intangible assets for the years ended December 31, 2018 and 2017. Amortization expense for intangible assets was $35 for the years ended December 31, 2018 and 2017. The Company expects future amortization expense of $35 and $36 for the years ending December 31, 2019 and 2020, respectively.

6.	ACCRUED EXPENSES
Accrued expenses as of December 31, 2018 and 2017 were as follows:

	2018	2017
Accrued payroll expenses	$1,222	$1,037
Other accrued liabilities	1,451	895
	$2,673	$1,932

7.	NOTES PAYABLE
The Company’s notes payable as of December 31, 2018 and 2017 were as follows:

	2018	2017
Unsecured note payable	$474	$116
Convertible note payable	—	610
Notes payable - current	474	726
Notes payable - non-current	—	850
	$474	$1,576
Unsecured Note Payable
In November 2017, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $149 and bore interest at a rate of 4.65%. The Company was required to make nine monthly payments of $17. The outstanding balance as of December 31, 2017 was $116. The note was fully repaid during the year ended December 31, 2018.
In October 2018, the Company entered into another finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $533 and bears interest at a rate of 5.15%. The Company is required to make monthly payments of $69 through July 2019. The outstanding balance was $474 as of December 31, 2018.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Convertible Note Payable
On May 25, 2016 (the “Purchase Price Date”), the Company entered into a securities purchase agreement with Iliad Research and Trading, L.P. (the “Lender”). The Company issued to the Lender a secured convertible promissory note (the “Iliad Note”) in the principal amount of $2,055, which included debt issuance costs of $80. The Company received net proceeds of $1,975. The Iliad Note required the repayment of all principal and any interest, fees, charges and late fees on the date that is thirteen months after the Purchase Price Date (the “Maturity Date”). Interest was to be paid on the outstanding balance at a rate of ten percent (10%) per annum from the Purchase Price Date until the Iliad Note was paid in full. Interest was accrued during the term of the Iliad Note and all interest calculations were computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and compounded daily. Subject to adjustment as set forth in the Iliad Note, the conversion price for each Lender conversion was $0.50 (the “Lender Conversion Price”), convertible into shares of the Company. Beginning on the date that is six months after the Purchase Price Date and continuing until the Maturity Date, the Lender had the right to redeem a portion of the Iliad Note in any amount up to the maximum monthly redemption amount of $275, for which payments were permitted to be made in cash or by converting the redemption amount into shares of Company common stock at a conversion price which was the lesser of (a) the Lender Conversion Price of $0.50 and (b) the Market Price, defined as 70% (“the Conversion Factor”), subject to adjustment as follows: if at any time (1) the average of the three lowest closing bid prices in the previous twenty (20) trading days is below $0.25 per share then the Conversion Factor would have been reduced by 10%, (2) the Company was not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor would have been reduced by an additional 5%, or (3) there occurred a major default then the Conversion Factor would have been reduced by an additional 5%. The Company was permitted to prepay the Iliad Note at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company was permitted to prepay the Iliad Note notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender could have convert an amount not to exceed $300 under the Iliad Note. The Iliad Note was securitized by the Company’s accounts receivable, inventory and equipment.
The Lender and the Company entered into subsequent amendments to the Iliad Note to adjust, besides other things, the monthly maximum redemption amounts and additional redemption amounts. In addition, in August 2017, the Lender and the Company agreed to extend the maturity date of the Iliad Note to April 1, 2018.
On the Purchase Price Date, the Company recorded a beneficial conversion feature of $370 (the “Iliad Instrument”), which was originally recorded in additional paid-in capital (“APIC”) and was scheduled for amortization over six months. The Company determined in 2017 that the Iliad Instrument qualifies for derivative accounting treatment. The $370 fair value of the Iliad Instrument at the Purchase Price Date is unchanged as a result of the change in derivative accounting treatment, however, in 2017 the Company reclassified the Iliad Instrument from APIC to a liability in accordance with derivative accounting treatment. During the year ended December 31, 2017, the Company recorded a gain of $223, for the change in fair value of the Iliad Instrument as part of Selling, General and Administrative expense in the Company’s Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the Iliad Instrument at the Purchase Price Date using the Binomial Lattice valuation model were: (i) Volatility of 74.0%; (ii) Risk-Free Interest Rate of 0.4%; and (iii) Expected Term of 5 months; and as of December 31, 2017 were (i) Volatility of 61.0%, (ii) Risk-Free Interest Rate of 0.7%; and (iii) Expected Term of 0 months.
During the year ended December 31, 2017, the Company issued 8,370 shares of its common stock to Iliad in connection with the conversions of the Iliad Note in the aggregate principal amount of $1,728 and $77 of accrued interest. The total of $1,805 was allocated to common stock and additional paid-in capital. In addition, the Company paid the Lender $341 during the year ended December 31, 2017. There was no amount outstanding under the Iliad Note as of December 31, 2017.
In March 2017, the Company entered into another securities purchase agreement to which the Lender loaned the Company $750. On March 1, 2017 (the “Subsequent Purchase Price Date”), the Company issued to the Lender a secured convertible promissory note (the “Iliad Note 2”) in the principal amount of $770 which included debt issuance costs of $20. The Iliad Note 2 required the repayment of all principal and any interest, fees, charges and late fees by April 30, 2018 (the “Maturity Date”). Interest was to be paid on the outstanding balance at a rate of eight percent (8%) per annum from the Subsequent Purchase Price Date until the Iliad Note 2 was paid in full. Interest accrued during the term of the Iliad Note 2 and all interest calculations were computed on the basis of a 360-day year comprised of twelve (12) thirty (30)-day months and compounded daily. Subject to adjustment as set forth in the Iliad Note 2, the conversion price for each Lender conversion was the Lender Conversion Price, convertible into shares of fully paid and non-assessable common stock. Beginning on the date that was six months after the Subsequent Purchase Price Date and continuing until the Maturity Date, Iliad had the right to redeem a portion of the Iliad Note 2 in an amount not to exceed $100. The Company was permitted to make payments on such redemptions in cash or by converting the redemption amount into shares of Company common stock at a conversion price which was the lesser of (a) $0.50 per share and (b) 70% (“the Conversion Factor”) of the average of the three (3) lowest closing bid prices in the previous 20 trading days, subject to adjustment as follows: if at any time (1) the average of

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

the three lowest closing bid prices in the previous twenty (20) trading days was below $0.25 per share then the Conversion Factor would have been reduced by 10%, (2) the Company was not Deposit/Withdrawal At Custodian eligible, then the Conversion Factor would have been reduced by 5%, (3) the Company was not DTC eligible, then the Conversion Factor would have been reduced by an additional 5% or (4) there occurred a major default then the Conversion Factor would have been reduced by an additional 5% for each of the first three major defaults that occurred after the effective date. The Company was permitted to prepay the Iliad Note 2 at any time by payment to Lender of 125% of the principal, interest and other amounts then due under the Note. The Company was permitted to prepay the Iliad Note 2 notwithstanding an earlier notice of conversion from the Lender, provided that in such event the Lender could have converted an amount not to exceed $200 under the Iliad Note 2. The Iliad Note 2 was securitized by the Company’s accounts receivable, inventory and equipment.
On March 1, 2017, the Company recorded a derivative liability for the beneficial conversion feature of $29 which was scheduled for amortization over 8 months. During the year ended December 31, 2017, the Company recorded a gain of $29, for the change in fair value of the derivative liability as part of Selling, General and Administrative expense in the Company’s Consolidated Statement of Operations. The assumptions used by the Company for calculating the fair value of the derivative liability as of March 1, 2017 using the Binomial Lattice valuation model were: (i) Volatility of 85.0%; (ii) Risk-Free Interest Rate of 0.8%; and (iii) Expected Term of 8 months; and at December 31, 2017 were (i) Volatility of 84.0%, (ii) Risk-Free Interest Rate of 0.9%; and (iii) Expected Term of 4 months.
During the year ended December 31, 2017, the Lender redeemed $75 and as a result the Company issued 398 shares of common stock to the Lender. In addition, the Company made cash payments to the Lender of $131. As of December 31, 2017, the outstanding balance of the Iliad Note 2 was $610, which included accrued interest of $4 and unamortized debt issuance costs of $6. The Company incurred interest expense of $50 and $169 for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company repaid all amounts outstanding under the Iliad Note 2.
Long-Term Note Payable
On January 29, 2016, the Company issued an unsecured promissory note to Wiltshire, LLC (“Wiltshire”) in the principal amount of $850 (the “Promissory Note”) in consideration of a loan provided to the Company by Wiltshire. The Promissory Note bore interest at 12% per annum, and the Company was obligated to make monthly interest-only payments in the amount of $9, for which the interest-only payments obligation commenced on March 1, 2016. All principal and accrued and unpaid interest was due under the Promissory Note on February 1, 2018. In connection with the Promissory Note, the Company incurred an original issue discount of $30 and $19 of other debt issuance costs, which were to be amortized over the Promissory Note term.
Pursuant to the terms of the Promissory Note, the Company issued to Wiltshire a common stock purchase warrant providing Wiltshire with the right to purchase up to 2,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable, subject to certain limitations, subsequent to July 1, 2017 and before the date that is five years from the date of issuance at an exercise price of $0.20 per share, subject to adjustment upon the occurrence of certain events such as stock split and dividends. The Company recorded the fair value of the Warrant of $267 as a debt discount associated with the Promissory Note. During the years ended December 31, 2018 and 2017, the Company recorded interest expense of $98 and $111, respectively, for the amortization of the Warrant fair value. The assumptions used by the Company for calculating the fair value of the Warrant at inception using the Black-Scholes valuation model were: (i) Volatility of 83.3%; (ii) Risk-Free Interest Rate of 2.1%; and (iii) Expected Term of 5 years.
On November 9, 2017, the Company extinguished and replaced the Promissory Note with a new note to Wilshire in the principal amount of $850 (the “Wiltshire Note 2”) in consideration of a new loan to the Company by Wiltshire. The Wiltshire Note 2 bears interest at 16% per annum, the Company is obligated to make monthly interest-only payments of $11, for which the interest-only payments obligation commenced on November 9, 2017. All principal and accrued interest is due under the Wiltshire Note 2 on May 9, 2019. In connection with the Wiltshire Note 2, the Company incurred legal expenses of $13.
Pursuant to the terms of the Wiltshire Note 2, the Company issued to Wiltshire a common stock purchase warrant providing Wiltshire with the right to purchase up to 750 shares of the Company’s common stock (the “Warrant 2”). The Warrant 2 is exercisable at any time subsequent to the date of issuance on November 9, 2017, and before the date that is five years from the date of issuance at an exercise price of $0.248 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Company used extinguishment accounting to record the repayment of the Promissory Note and Issuance of the Wiltshire Note 2. As a result, the fair value of the Warrant 2 of $137 was included in the loss on extinguishment of debt amount totaling $189 that was included in Selling, General and Administrative expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017. The assumptions used by the Company for calculating the fair value of the Warrant 2 at inception using

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

the Black-Scholes valuation model were: (i) Volatility of 95.9%; (ii) Risk-Free Interest Rate of 2.59%; and (iii) Expected Term of five years.
On August 22, 2018, the Company repaid all amounts outstanding under the Wiltshire Note 2.

8.	RELATED PARTIES
During the years ended December 31, 2017, the Company paid $202 to a stockholder of the Company who is a supplier of hemp oil and hemp to the Company. In addition, during the years ended December 31, 2018 and 2017, the Company paid $11 and $16, respectively, to a company partially owned by a former director of the Company that provided quality control and quality assurance consulting.

9.	STOCKHOLDERS EQUITY
Common Stock
The Company is authorized to issue up to 190,000 shares of common stock (par value 0.0001). As of December 31, 2018 and 2017, the Company had 94,940 and 90,513 shares of common stock issued and outstanding, respectively.
In March 2017, the Company entered into an amendment to the principal agreement in relation to the CanX Acquisition (the “Amendment”). Pursuant to such Amendment, the Company agreed to issue the remaining 15,000 shares of contingent consideration to the former CanX shareholders, without the Company having yet achieved any of the remaining equity-based milestones obligations. In addition, the Company exercised its revised buy-out option for future royalties by the issuance of 6,400 shares of the Company’s restricted common stock to the former CanX shareholders. In the aggregate of the milestone and future royalty payments, the Company issued to the former CanX shareholders a total of 21,400 shares of restricted common stock. A member of the board of directors, is a former shareholder of CanX and thereby received his pro rata portion of the consideration paid to the former CanX shareholders. During the year ended December 31, 2017, the Company recorded an expense of $2,432 for the value of its stock-based contingent consideration payments as a separate line item in the Company’s Consolidated Statement of Operations.
During the year ended December 31, 2017, the Company issued 8,995 shares of common stock in connection with conversion of convertible debt and also issued 500 shares of common stock in exchange for purchase of inventory. The shares of common stock issued in connection with the purchase of inventory were valued based on the closing trading price of the Company’s common stock on the date of issuance, and had a fair value of $202.
Preferred Stock
The Company is authorized to issue up to 10,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of December 31, 2018, and 2017, there is no preferred stock issued and outstanding.
Options/Warrants/RSU’s
The Company is authorized to issue 28,000 shares of common stock for issuance under the Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”). The Amended 2013 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated.
In March 2017, the Company's Board of Directors approved a grant of an aggregate of 400 fully-vested stock options to purchase shares of the Company’s common stock to three senior management members of the Company pursuant to the bonus plan set forth in the Employment Agreements for fiscal year 2016 performance.
In March 2017, the Company issued 5,000 restricted stock units (RSU’s) to a consultant under an agreement for consulting services. The restricted stock units were to vest as follows: 1,000 vested immediately and 4,000 vested according to future performance-based criteria. During 2017, 2,000 shares were issued to settle the vested RSU’s. The consultant relationship was terminated in December 2017 and no further RSU’s will vest or be issued under this agreement.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

In March 2017, the Company's Board of Directors approved the amendment to certain stock options granted to employees reducing the exercise price of such stock options to $0.38. No other terms were modified. Stock options to purchase 6,090 shares of common stock were modified. The modification to the existing stock options resulted in $418 increase in the value of the stock options. The incremental value associated with the modification will be recognized over the life of the option. The Company recorded $4 and $414 in additional stock-based compensation for the years ended December 31, 2018 and 2017, respectively, directly associated with the repriced options.
During the year ended December 31, 2017, the Company's Board of Directors approved 7,000 performance-based stock options to purchase shares of the Company’s common stock to three senior management members of the Company. The performance-based stock options are contingent and vest only upon the Company achieving three specific milestones related to the success of the Company’s drug development program and were granted outside of the Company’s Amended 2013 Plan. Vesting of such options accelerates upon a sale of the Company or change in control.
During the year ended December 31, 2018, warrants to purchase 2,850 were exercised on a net issuance basis, resulting in the issuance of 2,713 shares of common stock.

10.	STOCK-BASED COMPENSATION
The Company’s Amended 2013 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. As of December 31, 2018, the Company had 10,475 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.
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
The Company recognized stock-based compensation expense of $2,925 and $3,419 in its operating income (loss) for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $7,363 which is expected to be recognized over a weighted-average period of 3.1 years.
The following summarizes activity related to the Company's stock options and includes 7,250 options issued prior to December 31, 2017 outside of the Amended 2013 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	23,073	$0.43	7.9	$5,406
Granted	3,719	0.87	—	—
Exercised	(1,489)	0.35	—	—
Forfeited	(528)	0.31	—	—
Expired	—	—	—	—
Outstanding - December 31, 2018	24,775	0.51	7.5	94,206

Exercisable - December 31, 2018	22,181	0.45	7.3	85,712
Vested or expected to vest - December 31, 2018	24,775	$0.51	7.5	$94,206
The total intrinsic value of stock options exercised during the year ended December 31, 2018 was $5,903. Upon option exercise, the Company issues new shares of stock. There were no stock option exercises during the year ended December 31, 2017.
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. During the year ended December 31, 2016, the Company achieved the milestone of completing the development of an FDA current good manufacturing practice grade batch of successfully synthetically formulated “ready to ship” CBD for use in drug development activities, and an aggregate of 2,750 options vested for three members of senior management outside of the Amended 2013 Plan. During the year ended December 31, 2017, the Company achieved the milestone of receiving the minutes from the Pre-

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Investigational New Drug Application meeting held with the FDA in June 2017 which resulted in an aggregate of 4,500 options vested for three members of senior management outside of the Amended 2013 Plan. As of December 31, 2018, there were 10,750 remaining unvested stock options granted outside of the Amended 2013 Plan which vest upon the completion of future performance conditions.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	For the years ended December 31,
	2018	2017
Volatility	90.1%	95.5%
Risk-Free Interest Rate	2.6%	1.8%
Expected Term (in years)	5.44	4.12
Dividend Rate	0.0%	0.0%
Fair Value Per Share on Grant Date	$0.72	$0.15
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
The following summarizes RSU activity that contain only service requirements to vest for the Amended 2013 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
RSU's outstanding - December 31, 2017	—	$—
Granted	2,950	2.14
Vested	—	—
Cancellations	—	—
RSU's outstanding - December 31, 2018	2,950	$2.14
The total fair value of RSU's vested during the year ended December 31, 2017 was $660.

11.	NET INCOME (LOSS) PER SHARE
The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company's stock options, including those with performance or market conditions, unvested RSU's, and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended December 31,
	2018	2017
Numerator:
Net income (loss)	$10,001	$(4,897)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	91,916	80,432
Dilutive potential common stock outstanding:
Stock options	13,389	—
RSU's	2,950	—
Performance stock options	6,215	—
Weighted average common shares outstanding for diluted	114,470	80,432
Basic net income (loss) per share	$0.11	$(0.06)
Diluted net income (loss) per share	$0.09	$(0.06)

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive:

	For the years ended December 31,
	2018	2017
Stock options and RSU's	850	23,073
Performance stock options	10,750	18,000
Warrants	—	2,850
Total	11,600	43,923

12.	COMMITMENTS AND CONTINGENCIES
Commitments
The Company entered into an 8 year lease agreement (the “Lease”) consolidating its operations in approximately 30,000 square feet in San Diego, California that commenced on February 1, 2018. The Company is required to pay monthly base rent, utilities and common area maintenance expenses. The Company received a landlord rent incentive of $1,067 for tenant improvements. The Lease rent incentive is recorded as a deferred benefit and is amortized over the Lease term.
The following table provides the Company’s Lease commitment as of December 31, 2018:

Operating Lease Commitment
2019	$925
2020	961
2021	923
2022	929
2023	957
Thereafter	2,085
$6,780
The Company incurred rent expense of $720 and $480 for the years ended December 31, 2018 and 2017, respectively.
Contingencies
On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased certain shares of the Company’s common stock for a total investment of $16. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

previously disclosed sales (sales originally stated at $1,275 were restated to $1,082 - reduction of $193) and restated goodwill as $1,856 (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint. After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016. The Company’s reply brief was filed on April 25, 2016. On April 2, 2018, the Court issued a ruling granting in part and denying part the motion to dismiss. Thereafter, on October 3, 2018, plaintiff’s counsel filed a motion to withdraw Mr. Schuck as Lead Plaintiff and to substitute Jane Ish as new Lead Plaintiff. This motion was granted by the Court. Management intends to vigorously defend the allegations and an estimate of possible loss cannot be made at this time.
On March 17, 2015, stockholder Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging two causes of action: 1) Breach of Fiduciary Duty, and 2) “Gross Mismanagement.” The claims are premised on the same event as the already-pending securities class action case in New York discussed above - it is alleged that the Form 8-K filings misstated goodwill and sales of the Company, which when corrected, lead to a significant drop in stock price. The Company filed a motion to dismiss the suit on June 29, 2015. Instead of opposing the Company’s motion, Mr. Ruth filed an amended complaint on July 20, 2015. Thereafter, Mr. Ruth and the Company agreed to stay the action pending the outcome of the securities class action case in New York discussed above. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.
On October 21, 2016, Dun Agro B.V. (“Dun Agro”) filed a complaint against the Company in the District Court of the North Netherlands, location Groningen, The Netherlands, alleging non-performance under a contract, seeking compensatory damages of approximately 2,050 Euros, excluding interest and costs. The Company settled this matter on August 31, 2018 with no compensatory damages.
On June 15, 2017, the SEC filed an enforcement action against the Company and its then-Chief Executive Officer, Michael Mona, Jr. In the complaint, filed in the United States District Court of Nevada (Case No. 2:17-cv-01681), the SEC alleged that the Company and Mr. Mona violated federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5(b), through alleged misrepresentations made in certain SEC reports regarding the value of the Company’s assets acquired by the Company from PhytoSphere Systems, LLC. On May 31, 2018, the Company and Mr. Mona settled all claims. Pursuant to the terms of the settlement, without admitting or denying the allegations made by the SEC, the Company agreed to a consent judgment pursuant to which (a) the Company agreed to pay a penalty in the amount of $150, and (b) the Company is permanently enjoined from violations of federal securities laws.  The Company has made this payment in full.  Mr. Mona, without admitting or denying any allegations, agreed to an order (a) prohibiting him from serving as an officer or director of a publicly held company for five (5) years, (b) providing for payment in the aggregate amount of $50, payable in 12 installments commencing 30 days after entry of final judgment, and (c) permanently enjoining him from violations of federal securities laws.  Effective concurrent with the settlement, Mr. Mona resigned as the Company’s President and Chief Executive Officer, and resigned his position on the Company’s Board of Directors.
The Company is a plaintiff in two litigation matters involving former credit card processors of the Company. On September 10, 2017, the Company filed a complaint against one such credit card processor, PayToo Merchant Services, Corporation (“PayToo”), a Florida corporation, in the Circuit Court in Broward County, Florida, asserting breach of contract claims for PayToo’s failure to remit approximately $251 to the Company for credit card sales processed by PayToo from January 2017 to February 2017. A summary judgment hearing on the PayToo matter is scheduled for March, 2011, 2019. On December 11, 2017, the Company filed a complaint against the other credit card processor, T1 Payments, LLC (“T1”), a Nevada corporation, in District Court, Clark County, Nevada, asserting breach of contract claims for T1’s failure to remit approximately $500 to the Company for credit card sales processed by T1 from February 2017 to October 2017. The T1 matter was resolved on October 22, 2018 with $450 of previously restricted cash being released to the Company by T1 in full settlement of the Company's complaint.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court alleging certain misstatements were contained in financial filings that led to stock price fluctuations and resulting financial harm. Several additional individuals filed similar claims. On November 15, 2018, the Court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust filed a “consolidated amended complaint”. On March 5, 2019, the Company filed a motion to dismiss the action. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

On October 10, 2018, stockholder Girard Depoti filed a shareholder derivative suit in District Court, Clark County Nevada alleging causes of action for: 1) Breach of Fiduciary Duty, and 2) Unjust Enrichment. The claims are premised on the same events as the already-pending securities class action case in Nevada. The Company recently accepted service of the Complaint but have not filed a responsive pleading because the parties stipulated to a stay of this action until thirty days after a ruling is issued on the motion to dismiss in the matter of In re CV Sciences, Inc., Securities Litigation, Case No. 2:18-cv-01602-JAD-PAL, United States District Court, District of Nevada. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.
On December 3, 2018, stockholder David Francis filed a shareholder derivative suit in Nevada District Court alleging causes of action for: 1) Breach of Fiduciary Duty, 2) Unjust Enrichment, and 3) Waste of Corporate Assets.  The claims are primarily premised on the same events as the already-pending securities class action cases. A responsive pleading was due from the Company on February 22, 2019.  However, the parties agreed to a stay of this action and a stipulation and proposed order requesting a stay has been filed with the court. Management intends to vigorously defend the allegations.  Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time.
On February 11, 2019, stockholder Richard Tarangelo filed a shareholder derivative suit in Nevada District Court alleging causes of action for: 1) Violations of Section 14(a) of the Exchange Act, 2) Breach of Fiduciary Duty, and 3) Unjust Enrichment. The claims are primarily premised on the same events as the already-pending securities class action cases and the Tarangelo Complaint is essentially a duplicate of the Depoti shareholder derivative suit. Service of the Complaint has not been made but the parties are discussing a stay of this action. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case may be stayed, an estimate of the possible loss or recovery cannot be made at this time.
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
The Company operates in two distinct business segments: a consumer products segment in manufacturing, marketing and selling hemp-based CBD products to a range of market sectors; and a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing CBD. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s senior management in deciding how to allocate resources and in assessing performance. The Company evaluates its consumer products segment based on net product sales, gross profit and operating income or loss. The Company currently evaluates its specialty pharmaceutical segment based on the progress of its clinical development programs.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following table presents information by reportable operating segment for the years ended December 31, 2018 and 2017:

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Year ended December 31, 2018:
Product sales, net	$48,244	$—	$48,244

Gross profit	$33,878	$—	$33,878
Research and development	1,008	877	1,885
Selling, general and administrative	21,697	49	21,746
Operating income (loss)	$11,173	$(926)	$10,247

Year ended December 31, 2017:
Product sales, net	$20,679	$—	$20,679

Gross profit	$14,489	$—	$14,489
Research and development	251	473	724
Selling, general and administrative	15,957	236	16,193
Royalty buy-out	2,432	—	2,432
Operating loss	$(4,151)	$(709)	$(4,860)
The Company's specialty and pharmaceutical segment includes goodwill of $2,788 as of December 31, 2018 and 2017. In addition, the Company's intangible assets of $3,801 and $3,836 as of December 31, 2018 and 2017, respectively, are included in the specialty pharmaceutical segment. All other assets are included in the consumer products segment as of December 31, 2018 and 2017.

14.	INCOME TAXES
Deferred tax assets and liabilities are provided for significant revenue and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible profits. As of December 31, 2018 and 2017, the Company established valuation allowances equal to the full amount of its deferred tax assets, net of certain tax liabilities, due to the uncertainties regarding the realization of the deferred tax assets in future years.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$1,608	$3,593
Business credit carryforwards	100	100
Intangible assets	1,002	1,113
Stock-based compensation	4,535	575
Inventory reserve	—	997
Deferred rent	372	299
Other	129	127
	7,746	6,804
Deferred tax liabilities:
Property and equipment	(687)	(331)
CanX intangible assets	(1,064)	(1,074)
	(1,751)	(1,405)
Valuation allowance	(7,060)	(6,474)
Net deferred tax liabilities	$(1,065)	$(1,075)
The valuation allowance increased by $586 for the year ended December 31, 2018 and decreased by $2,494 for the year ended December 31, 2017.
The Company completed an analysis of incentive stock options outstanding as of December 31, 2018. The analysis determined that certain options do not meet the requirements of IRC Section 422 and, therefore, are treated as non-qualified stock options for income tax purposes. A deferred tax asset, and a related valuation allowance, of $3,538 was recorded for the temporary book/tax differences related to disqualified incentive stock options as of December 31, 2018.
As of December 31, 2018, the Company has federal and California net operating loss (“NOL”) carryforwards of approximately $6,107 and $4,682, respectively, which are available to offset future taxable income. The NOL carryforwards expire from 2033 to 2037. The annual utilization of NOL carryforwards may be limited if a significant ownership change occurs as defined by IRC Section 382. There are no significant limitations on the annual utilization of NOL carryforwards as of December 31, 2018.
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted containing a broad range of tax reform provisions including a reduction in the U.S. corporate tax rate from 34% to 21% beginning in 2018. The Company re-measured its deferred tax assets and liabilities as of December 31, 2017 based on the reduction in the U.S. corporate tax rate. The re-measurement and other immaterial items resulted in a tax benefit of $482 for the year ended December 31, 2017.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

A reconciliation of the expected income tax expense (benefit) at the federal statutory rate of 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017 and the income tax expense (benefit) reported in the financial statements is as follows:

	2018		2017
	Amount	% of pretax income (loss)	Amount	% of pretax income (loss)
Income tax expense (benefit) at statutory rate	$2,120	21.0%	$(1,829)	(34.0)%
State taxes	(61)	(0.6)%	(37)	(0.7)%
Effect of change in future tax rate on deferred tax balances	—	—%	2,226	41.4%
Stock-based compensation	(2,680)	(26.6)%	685	12.7%
Change in derivative liability	—	—%	(85)	(1.6)%
Non-deductible interest on convertible notes	11	0.1%	135	2.5%
Royalty buyout	—	—%	827	15.4%
Other permanent differences	117	1.2%	90	1.7%
Change in valuation allowance	586	5.8%	(2,494)	(46.4)%
Income tax expense (benefit)	$93	0.9%	$(482)	(9.0)%
The income tax expense (benefit) for the years ended December 31, 2018 and 2017 was comprised of the following:

	2018	2017
Current tax expense before benefit of NOL	$3,327	$—
Benefit of NOL carryforwards utilized	(3,224)	—
Deferred tax benefit	(10)	(482)
Income tax expense (benefit)	$93	$(482)