Form 10-Q
period 2019-03-31
CV Sciences, Inc.
filed 2019-05-09
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 7, 2019, the issuer had 98,656,782 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$13,638	$12,684
Restricted cash	—	251
Accounts receivable, net	3,771	3,340
Inventory	7,900	7,132
Prepaid expenses and other	8,367	2,059
Total current assets	33,676	25,466

Inventory	771	1,418
Property & equipment, net	2,730	2,844
Operating lease assets	3,997	—
Intangibles, net	3,792	3,801
Goodwill	2,788	2,788
Other assets	637	585
Total assets	$48,391	$36,902

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$938	$1,245
Accrued expenses	9,499	2,673
Operating lease liability - current	634	—
Notes payable, net	273	474
Total current liabilities	11,344	4,392

Operating lease liability	4,668	—
Deferred rent	—	1,329
Deferred tax liability	1,065	1,065
Other liabilities	437	—
Total liabilities	17,514	6,786

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000 shares authorized, 98,479 and 94,940 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	10	9
Additional paid-in capital	65,278	55,134
Accumulated deficit	(34,411)	(25,027)
Total stockholders' equity	30,877	30,116

Total liabilities and stockholders' equity	$48,391	$36,902
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the three months ended March 31,
	2019	2018
Product sales, net	$14,911	$8,071
Cost of goods sold	4,352	2,509
Gross Profit	10,559	5,562

Operating expenses:
Research and development	1,342	154
Selling, general and administrative	18,595	4,740
	19,937	4,894

Operating Income (Loss)	(9,378)	668

Interest expense	6	49
Income (loss) before provision for income taxes	(9,384)	619
Provision for income taxes	—	—
Net Income (Loss)	$(9,384)	$619

Weighted average common shares outstanding
Basic	95,168	90,513
Diluted	95,168	95,636
Net income (loss) per common share
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2019	94,940	$9	$55,134	$(25,027)	$30,116
Issuance of common stock under employee benefit plan	3,539	1	196	—	197
Stock-based compensation	—	—	2,091	—	2,091
Stock-based compensation associated with employment settlement	—	—	7,857	—	7,857
Net loss	—	—	—	(9,384)	(9,384)
Balance at March 31, 2019	98,479	$10	$65,278	$(34,411)	$30,877

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2018	90,513	$9	$51,400	$(35,028)	$16,381
Stock-based compensation	—	—	1,036	—	1,036
Net income	—	—	—	619	619
Balance at March 31, 2018	90,513	$9	$52,436	$(34,409)	$18,036

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(9,384)	$619
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	177	119
Amortization of beneficial conversion feature of convertible debts	—	13
Stock-based compensation	2,091	1,036
Stock-based compensation associated with employment settlement	7,857	—
Bad debt expense	25	3
Noncash lease expense	124	—
Change in operating assets and liabilities:
Accounts receivable	(456)	235
Inventory	(121)	509
Prepaid expenses and other current assets	(551)	94
Accounts payable and accrued expenses	999	(1,062)
Deferred rent	—	88
Net cash provided by operating activities	761	1,654

INVESTING ACTIVITIES
Purchase of equipment	(54)	(138)
Tenant improvements to leasehold real estate	—	(71)
Net cash flows used in investing activities	(54)	(209)

FINANCING ACTIVITIES
Repayment of convertible debt in cash	—	(300)
Repayment of unsecured debt in cash	(201)	(49)
Proceeds from exercise of stock options	197	—
Net cash flows used in financing activities	(4)	(349)

Net increase in cash and restricted cash	703	1,096
Cash and restricted cash, beginning of period	12,935	2,792
Cash and restricted cash, end of period	$13,638	$3,888

Supplemental cash flow disclosures:
Interest paid	$6	$34
Taxes paid	$4	$—
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BUSINESS
Description of Business - CV Sciences, Inc. (the “Company”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.”
The Company has two operating segments; consumer products and specialty pharmaceutical. The consumer products segment develops, manufactures and markets products based on hemp-based Cannabidiol ("CBD"), under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care and specialty foods. The specialty pharmaceutical segment is developing drug candidates which use CBD as a primary active ingredient.
Basis of Presentation - The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, valuation of inventory, classification of current and non-current inventory amounts, and assumptions related to revenue recognition.
Recent Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 requires the entity to apply these amendments on a prospective basis for which it is required to disclose the nature of and reason for the change in accounting upon transition. This disclosure shall be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The Company shall adopt these amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of ASU 2017-04 on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company is evaluating the potential impact of ASU 2018-15 on the Company's condensed consolidated financial statements.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the optional alternative transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019.  The Company has elected

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company elected to apply the hindsight practical expedient when determining lease term and assessing impairment of operating lease assets. The Company also applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of operating lease assets of approximately $4.1 million and lease liabilities for operating leases of approximately $5.5 million on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. See Note 4 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of ASC Topic 606. This ASU became effective for the Company on January 1, 2019. The Company measured non-employee awards at fair value at the adoption date. Adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements.

2.	BALANCE SHEET DETAILS
Inventory
Inventory as of March 31, 2019 and December 31, 2018 was comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$3,755	$4,747
Finished goods	4,916	3,803
	$8,671	$8,550

As of March 31, 2019 and December 31, 2018, the Company had $0.8 million and $0.5 million of inventory internationally.
Accrued expenses
Accrued expenses as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll expenses	$7,718	$1,222
Other accrued liabilities	1,781	1,451
	$9,499	$2,673

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INTANGIBLE ASSETS, NET
Intangible assets consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Balance - March 31, 2019:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	65	35	5
Non-compete agreements	77	50	27	5
	$3,907	$115	$3,792
Balance - December 31, 2018:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	60	40	5
Non-compete agreements	77	46	31	5
	$3,907	$106	$3,801

4.	LEASES
The Company has entered into operating leases primarily for real estate. These leases are for the Company's operations, production, warehouse, sales, marketing and back office functions and have terms which range from 2 to 7 years, and do not include an option to renew. These operating leases are included in "Operating lease assets" on the Company's March 31, 2019 Condensed Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability - current" and "Operating lease liability" on the Company's March 31, 2019 Condensed Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized operating lease assets of $4.1 million and lease liabilities for operating leases of $5.5 million on January 1, 2019. No operating lease assets or liabilities commenced after January 1, 2019. As of March 31, 2019, total operating lease assets and operating lease liabilities were $4.0 million and $5.3 million, respectively. The Company has entered into one short-term facility operating lease, with an initial term of twelve months or less. This lease is not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2019, the Company recognized approximately $0.3 million in total lease costs, which was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial.
Because the rate implicit in each lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component. Information related to the Company's operating lease assets and related lease liabilities were as follows:

March 31, 2019
Cash paid for operating lease liabilities (in thousands)	$237
Weighted average remaining lease term (in months)	79.87
Weighted average discount rate	6.5%

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Year ending December 31,
2019 (remaining nine months)	$713
2020	981
2021	928
2022	925
2023	957
Thereafter	2,086
6,590
Less imputed interest	(1,288)
Total lease liabilities	$5,302

Current operating lease liabilities	$634
Non-current operating lease liabilities	4,668
Total lease liabilities	$5,302

The following table provides the Company's operating lease commitment as of December 31, 2018 (in thousands):

Operating Lease Commitment
2019	$925
2020	961
2021	923
2022	929
2023	957
Thereafter	2,085
$6,780
The Company incurred rent expense of $0.2 million for the three months ended March 31, 2018.

5.	NOTES PAYABLE
In November 2017, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $0.1 million and bore interest at a rate of 4.65%. The Company was required to make 9 monthly payments of $17 thousand. The note was fully repaid during the year ended December 31, 2018.
In October 2018, the Company entered into another finance agreement with First Insurance Funding in order to fund a portion of its insurance policies, which was amended in January 2019. The amount financed was $0.5 million and bears interest at a rate of 5.15%. The Company is required to make monthly payments of $69 thousand through July 2019. The outstanding balance was $0.3 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively.

6.	STOCK-BASED COMPENSATION
The Company recognized stock-based compensation expense of $9.9 million and $1.0 million in its operating income (loss) for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the former President and Chief Executive Officer ("Mona") and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona’s Employment Agreement) and agreed to extend the deadline for Mona’s exercise of his stock options for a period of five years. In exchange, Mona agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and restricted stock units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). The Company and Mona also agreed to mutually release all claims arising out of and related to Mona’s

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the three months ended March 31, 2019.
As of March 31, 2019, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $6.8 million which is expected to be recognized over a weighted-average period of 1.8 years.
The following summarizes activity related to the Company's stock options and includes 7,250,000 options issued prior to December 31, 2018 outside of the Amended and Restated 2013 Equity Incentive Plan (the "Amended 2013 Plan") (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2018	24,775	$0.51	7.5	$94,206
Granted	1,730	4.45	—	—
Exercised	(589)	0.35	—	—
Forfeited	(86)	0.62	—	—
Expired	—	—	—	—
Outstanding - March 31, 2019	25,830	0.77	6.7	132,904

Exercisable - March 31, 2019	22,071	0.46	6.3	120,525
Vested or expected to vest - March 31, 2019	25,830	$0.77	6.7	$132,904
The total intrinsic value of stock options exercised during the three months ended March 31, 2019 was $3.3 million. Upon option exercise, the Company issues new shares of stock. There were no stock option exercises during the three months ended March 31, 2018.
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. As of March 31, 2019, there were 10,750,000 remaining unvested stock options granted outside of the Amended 2013 Plan which vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	For the three months ended March 31,
	2019	2018
Volatility	113.9%	90.5%
Risk-Free Interest Rate	2.5%	2.6%
Expected Term (in years)	5.72	5.37
Dividend Rate	—%	—%
Fair Value Per Share on Grant Date	$4.03	$0.30
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

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

term over which stock options are held, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.
The following summarizes RSU activity that contain only service requirements to vest for the Amended 2013 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
RSU's outstanding - December 31, 2018	2,950	$2.14
Granted	—	—
Vested	(2,950)	2.14
Cancellations	—	—
RSU's outstanding - March 31, 2019	—	$—
The total fair value of RSU's vested during the three months ended March 31, 2019 was $6.3 million. The associated stock-based compensation expense is included in selling, general and administrative expense.

7.	NET INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the three months ended March 31,
	2019	2018
Numerator:
Net income (loss)	$(9,384)	$619
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	95,168	90,513
Dilutive potential common stock outstanding:
Stock options	—	707
RSU's	—	2,000
Performance stock options	—	1,014
Warrants	—	1,402
Weighted average common shares outstanding for diluted	95,168	95,636
Basic net income (loss) per share	$(0.10)	$0.01
Diluted net income (loss) per share	$(0.10)	$0.01

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	For the three months ended March 31,
	2019	2018
Stock options	18,580	—
Performance stock options	7,250	—
Total	25,830	—

The above table excludes 10,750,000 unvested stock options for the three months ended March 31, 2019 and 2018, which vest upon the completion of future performance conditions.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES
On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased certain shares of the Company’s common stock for a total investment of $16 thousand. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1.3 million were restated to $1.1million, a reduction of $0.2 million) and restated goodwill as $1.9 million (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint. After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016. The Company’s reply brief was filed on April 25, 2016. On April 2, 2018, the Court issued a ruling granting in part and denying part the motion to dismiss. Thereafter, on October 3, 2018, plaintiff’s counsel filed a motion to withdraw Mr. Schuck as Lead Plaintiff and to substitute Jane Ish as new Lead Plaintiff. This motion was granted by the Court. Various shareholder derivative suits and complaints have been filed which are premised on the same event as the already-pending securities class action case. These are stayed pending the outcome of the securities class action case. Management intends to vigorously defend these allegations and an estimate of possible loss cannot be made at this time.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court alleging certain misstatements were contained in financial filings that led to stock price fluctuations and resulting financial harm. Several additional individuals filed similar claims, and the Smith suit and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018 suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection had been “finally rejected” by the United States Patent and Trademark Office (USPTO). On November 15, 2018, the Court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. Management intends to vigorously defend the allegations. Since no discovery has been conducted and the case remains stayed, an estimate of the possible loss or recovery cannot be made at this time. Various shareholder derivative suits have been filed which are premised on the same event as the already-pending case. These are stayed pending the outcome of the securities class action case.
In the normal course of business, the Company is a party to a variety of agreements pursuant to which they may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, results of operations or financial condition.

9.	SEGMENT INFORMATION
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

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information by reportable operating segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended March 31, 2019:
Product sales, net	$14,911	$—	$14,911

Gross profit	$10,559	$—	$10,559
Research and development	699	643	1,342
Selling, general and administrative	18,585	10	18,595
Operating loss	$(8,725)	$(653)	$(9,378)

Three months ended March 31, 2018:
Product sales, net	$8,071	$—	$8,071

Gross profit	$5,562	$—	$5,562
Research and development	117	37	154
Selling, general and administrative	4,726	14	4,740
Operating income (loss)	$719	$(51)	$668

The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million as of March 31, 2019 and December 31, 2018. In addition, the Company's intangible assets of $3.8 million as of March 31, 2019 and December 31, 2018 are included in the specialty pharmaceutical segment. All other assets are included in the consumer products segment as of March 31, 2019 and December 31, 2018.

10.	INCOME TAXES
The Company has not recognized a tax benefit on the net loss for the three months ended March 31, 2019 due to uncertainties regarding the future realization of the tax benefit.  The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not.  No tax expense will be recognized for income of subsequent quarters in 2019 until the tax effects of previous operating losses are utilized.

11.	RELATED PARTIES
As of March 31, 2019, the Company recorded a payable to its former President and Chief Executive Officer of $1.0 million. The amount is mostly related to his termination benefits associated with his resignation from the Company. The termination benefit is payable to Mona via regular payroll through June 2021. The Company recorded $0.6 million in accrued expenses and $0.4 million in other liabilities.
As part of the Settlement Agreement described in Note 6, 2,950,000 RSUs vested and were issued to Mona. The vesting of the RSU's is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) and included in the Company’s payroll tax filing at the time of vesting. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $5.6 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed consolidated balance sheet as of March 31, 2019 in an amount of $5.8 million which was recorded as a component of Accrued expenses. The Company has recorded an offsetting receivable for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. This resulted in a receivable of $5.6 million as of March 31, 2019 which was recorded in the line item Prepaid expenses and other on the condensed consolidated balance sheet. The associated liability may be relieved once the tax amount is paid by Mona and the Company has received the required taxing authority documentation from Mona. However, if the amount is not paid, the Company would be liable for such withholding tax due. Additionally, the Company could be subject to negligence penalties if the amounts

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
OVERVIEW
We operate two distinct business segments. Our consumer products segment is focused on manufacturing, marketing and selling hemp-based CBD products to a range of market sectors. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing CBD. On June 8, 2016, the Company changed its trading symbol from CANV to CVSI, and continues to be traded on the OTC:QB.
Our consumer products business segment manufactures, markets and sells consumer products containing hemp-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care and specialty foods.
Our specialty pharmaceutical business segment is developing cannabinoids to treat a range of medical indications. Our product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we are already pursuing protection on our drug candidate.
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

Results of Operations
Comparison of the three months ended March 31, 2019 and 2018
Revenues and gross profit

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(in thousands)
Product sales, net	$14,911	$8,071	$6,840	85%
Cost of goods sold	4,352	2,509	$1,843	73%
Gross profit	$10,559	$5,562	$4,997	90%
Gross margin	70.8%	68.9%
We had product sales of $14.9 million and gross profit of $10.6 million, representing a gross margin of 70.8% in the first quarter of 2019 compared with product sales of $8.1 million and gross profit of $5.6 million, representing a gross margin of 68.9% in the first quarter of 2018. We increased our product sales by $6.8 million or 85% in the first quarter of 2019 when compared to first quarter 2018 results. The sales increase in the first quarter 2019 compared with 2018 is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products, as we continued to expand and maintain our core customer base. We also launched new products and formulations, including gel capsules and gummies, which helped drive our overall sales.
The gross profit increase in the first quarter 2019 compared with 2018 is the result of our increased product sales. Gross margin increased mostly due to sales mix and production efficiencies.
Operating expense

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(in thousands)
Research and development	$1,342	$154	$1,188	771%
Percentage of revenue	9%	2%
Selling, general and administrative	18,595	4,740	$13,855	292%
Percentage of revenue	125%	59%
Research and development (“R&D”) expense increased to $1.3 million in the first quarter of 2019 compared to $0.2 million in the first quarter of 2018. The increase of $1.1 million or 771% is related to additional R&D expenses for our specialty pharmaceutical segment of $0.5 million and for our consumer products segment of $0.6 million. The increase in our specialty pharmaceutical segment is mostly related to preclinical work, development cost associated with our active pharmaceutical ingredient ("API"), and expenses paid to outside consultants. The additional R&D expense in our consumer products segment is mostly related to additional personnel cost and cost for outside services for our new consumer product developments.
Selling, general and administrative (“SG&A”) expenses increased to $18.6 million in the first quarter of 2019 compared to $4.7 million in the first quarter of 2018. The increase of $13.9 million or 292% is mostly related to additional stock-based compensation expense, payroll expense related to the retirement of our former President and Chief Executive Officer and increases in our marketing activities to support our growth, sales commissions and payroll expense as a result of our increased headcount. We recognized stock-based compensation expense of $9.9 million in the first quarter of 2019 compared to $1.0 million in our first quarter of 2018. During the first quarter of 2019, we entered into a Settlement Agreement (the “Settlement Agreement”) with our former President and Chief Executive Officer ("Mona"), pursuant to which we agreed that Mona’s resignation on January 22, 2019 was for Good Reason (as defined in Mona’s Employment Agreement) and agreed to extend the deadline for Mona’s exercise of his stock options for a period of five years. In exchange, Mona agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and Restricted Stock Units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain of our milestones are achieved related to the our drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). We also agreed to mutually release all claims arising out of and related to Mona’s resignation and separation from us. As a result of the Settlement Agreement, we recorded stock-based compensation expense related to the accelerated vesting of the RSU's and the modification of certain stock options of $5.1 million and $2.7 million in the first quarter of 2019, respectively.
Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation expense, amortization expense, interest and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it also highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
We use Adjusted EBITDA in communicating certain aspects of our results and performance, including in this Quarterly Report, and believe that Adjusted EBITDA, when viewed in conjunction with our GAAP results and the accompanying reconciliation, can provide investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of Adjusted EBITDA is useful to investors in making period-to-period comparison of results because the adjustments to GAAP are not reflective of our core business performance.
Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Quarterly Report, including our condensed consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.
A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2019 and 2018 is detailed below:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net income (loss)	$(9,384)	$619
Depreciation	168	110
Amortization	9	9
Interest expense	6	48
EBITDA	(9,201)	786
Stock-based compensation (1)	2,091	1,036
Stock-based compensation associated with employment settlement (2)	7,857	—
Payroll expense associated with employment settlement (3)	934	—
Adjusted EBITDA	$1,681	$1,822
_________________

(1)
Represents stock-based compensation expense related to stock options and warrants awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.

(2)
Represents stock-based compensation expense related to accelerated vesting of RSU's and the modification of certain stock options associated with the settlement agreement with our former President and Chief Executive Officer.

(3)	Represents accrued payroll and related benefits associated with the retirement of our former President and Chief Executive Officer.

Liquidity and Capital Resources
A summary of our changes in cash flows for the three months ended March 31, 2019 and 2018 is provided below:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$761	$1,654
Investing activities	(54)	(209)
Financing activities	(4)	(349)
Net increase in cash and restricted cash	703	1,096
Cash and restricted cash, beginning of period	12,935	2,792
Cash and restricted cash, end of period	$13,638	$3,888
Operating Activities
Net cash provided by or used in operating activities includes net income (loss) adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, and stock-based compensation. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.
Net cash provided in operating activities decreased to $0.8 million in the first quarter of 2019 compared to $1.7 million in the first quarter of 2018, a decline of $0.9 million. The primary reason for this change is the additional funds paid for our drug and product development, marketing and consultants to support our future growth.
Investing Activities
Net cash used in investing activities decreased by $0.2 million in the first quarter of 2019 compared to the first quarter of 2018. Net cash used in investing activity in 2018 consisted of equipment purchases and tenant improvements. We completed the majority of the build-out of our new facility in early 2018.
Financing Activities
Net cash used in financing activities decreased by $0.3 million in the first quarter of 2019 compared to the first quarter of 2018. The primary reason for the decrease is repayment of our convertible debt of $0.3 million in the first quarter of 2018.
Critical Accounting Policies
We have disclosed in the notes to our consolidated financial statements and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2018 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
Recent Accounting Pronouncements
See Note 1 in the accompanying notes to condensed consolidated financial statements.
Off-Balance Sheet Arrangements
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2019.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1a. RISK FACTORS
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pursuant to a Settlement Agreement between the Company and it former President and Chief Executive Officer, Michael Mona, Jr. ("Mona"), and pursuant to the terms of Mona's Employment Agreement, upon Mona's resignation on January 22, 2019, the Company issued 2,950,000 shares of its common stock to Mona as a result of the acceleration of Restricted Stock Units issued to Mona on June 8, 2018.
Item 3. DEFAULTS UNDER SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURE
Not applicable.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1 (2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3 (3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4 (4)	Certificate of Incorporation of the Company, as amended.
3.5 (5)	Amendment to the Bylaws of the Company, as amended.
3.6 (6)	Bylaws of the Company, as amended.
4.1 (7)	CannaVEST Corp. Specimen Stock Certificate
10.6 † (8)	Amended and Restated 2013 Equity Incentive Plan, as amended.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document**
101 SCH*	XBRL Schema Document**
101 CAL*	XBRL Calculation Linkbase Document**
101 LAB*	XBRL Labels Linkbase Document**
101 PRE*	XBRL Presentation Linkbase Document**
101 DEF*	XBRL Definition Linkbase Document**
________________________
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
Joseph D. Dowling Chief Executive Officer (Principal Executive Officer)
Dated May 9, 2019