Form 10-Q
period 2019-06-30
CV Sciences, Inc.
filed 2019-08-07
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ________
Commission File Number: 000-54677
CV Sciences, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	80-0944970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10070 Barnes Canyon Road
San Diego, CA 92121
(Address number of principal executive offices) (Zip Code)
(866) 290-2157
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001	CVSI	OTC:QB
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 5, 2019, the issuer had 99,233,537 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,237	$12,684
Restricted cash	500	251
Accounts receivable, net	4,688	3,340
Inventory	9,107	7,132
Prepaid expenses and other	8,264	2,059
Total current assets	37,796	25,466

Inventory	—	1,418
Property & equipment, net	3,228	2,844
Operating lease assets	3,870	—
Intangibles, net	3,783	3,801
Goodwill	2,788	2,788
Other assets	595	585
Total assets	$52,060	$36,902

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,371	$1,245
Accrued expenses	9,713	2,673
Operating lease liability - current	651	—
Notes payable	69	474
Total current liabilities	11,804	4,392

Operating lease liability	4,497	—
Deferred rent	—	1,329
Deferred tax liability	1,065	1,065
Other liabilities	406	—
Total liabilities	17,772	6,786

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000 shares authorized, 98,704 and 94,940 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10	9
Additional paid-in capital	67,460	55,134
Accumulated deficit	(33,182)	(25,027)
Total stockholders' equity	34,288	30,116

Total liabilities and stockholders' equity	$52,060	$36,902
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Product sales, net	$16,854	$12,349	$31,765	$20,419
Cost of goods sold	4,903	3,289	9,255	5,797
Gross Profit	11,951	9,060	22,510	14,622

Operating expenses:
Research and development	1,688	442	3,030	596
Selling, general and administrative	9,009	5,321	27,604	10,061
	10,697	5,763	30,634	10,657

Operating Income (Loss)	1,254	3,297	(8,124)	3,965

Interest (income) expense, net	(1)	71	5	120
Income (loss) income taxes	1,255	3,226	(8,129)	3,845
Income tax expense	26	40	26	40
Net Income (Loss)	$1,229	$3,186	$(8,155)	$3,805

Weighted average common shares outstanding
Basic	98,633	90,713	98,557	90,613
Diluted	120,929	112,466	98,557	106,291
Net income (loss) per common share
Basic	$0.01	$0.04	$(0.08)	$0.04
Diluted	$0.01	$0.03	$(0.08)	$0.04

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at January 1, 2019	94,940	$9	$55,134	$(25,027)	$30,116
Issuance of common stock under employee benefit plan	3,539	1	196	—	197
Stock-based compensation	—	—	2,091	—	2,091
Stock-based compensation associated with employment settlement	—	—	7,857	—	7,857
Net loss	—	—	—	(9,384)	(9,384)
Balance at March 31, 2019	98,479	10	65,278	(34,411)	30,877
Issuance of common stock under employee benefit plan	225	—	57	—	57
Stock-based compensation	—	—	2,125	—	2,125
Net income	—	—	—	1,229	1,229
Balance at June 30, 2019	98,704	$10	$67,460	$(33,182)	$34,288

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at January 1, 2018	90,513	$9	$51,400	$(35,028)	$16,381
Stock-based compensation	—	—	1,036	—	1,036
Net income	—	—	—	619	619
Balance at March 31, 2018	90,513	9	52,436	(34,409)	18,036
Issuance of stock for professional services	150	—	62	—	62
Exercise of stock options	283	—	108	—	108
Stock-based compensation	—	—	360	—	360
Net income	—	—	—	3,186	3,186
Balance at June 30, 2018	90,946	$9	$52,966	$(31,223)	$21,752

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(8,155)	$3,805
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	354	245
Amortization of beneficial conversion feature of convertible debts	—	50
Common stock issued for professional services	—	62
Stock-based compensation	4,216	1,396
Stock-based compensation associated with employment settlement	7,857	—
Bad debt expense	32	2
Noncash lease expense	251	—
Change in operating assets and liabilities:
Accounts receivable	(1,380)	(1,081)
Notes receivable	—	17
Inventory	(557)	1,200
Prepaid expenses and other	(622)	14
Accounts payable and accrued expenses	1,461	(463)
Deferred rent	—	122
Net cash provided by operating activities	3,457	5,369

INVESTING ACTIVITIES
Purchase of equipment	(475)	(190)
Tenant improvements to leasehold real estate	(29)	(87)
Net cash flows used in investing activities	(504)	(277)

FINANCING ACTIVITIES
Repayment of convertible debt in cash	—	(660)
Repayment of unsecured debt in cash	(405)	(99)
Proceeds from exercise of stock options	254	107
Net cash flows used in financing activities	(151)	(652)

Net increase in cash, cash equivalents and restricted cash	2,802	4,440
Cash, cash equivalents and restricted cash, beginning of period	12,935	2,792
Cash, cash equivalents and restricted cash, end of period	$15,737	$7,232

Supplemental cash flow disclosures:
Interest paid, net of interest income	$9	$120
Income taxes paid	$54	$18
Purchase of property and equipment in accounts payable and accrued expenses	$50	$—
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BUSINESS
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
Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, valuation of inventory, and assumptions related to revenue recognition.

Fair Value Measurements – Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company's Level 1 assets are comprised of $2.0 million in money market funds which are classified as cash equivalents. The carrying value of the cash equivalents approximated the fair value as of June 30, 2019. The Company did not have any cash equivalents as of December 31, 2018. The Company does not have any liabilities that are valued using inputs identified under a Level I hierarchy as of June 30, 2019 and December 31, 2018.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2019 and December 31, 2018.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2019 and December 31, 2018.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact of Topic 326 on the Company’s condensed consolidated financial statements.

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

Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the optional alternative transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019.  The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company elected to apply the hindsight practical expedient when determining lease term and assessing impairment of operating lease assets. The Company also applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of operating lease assets of approximately $4.1 million and lease liabilities for operating leases of approximately $5.5 million on its Condensed Consolidated Balance Sheets, with no material impact to its Condensed Consolidated Statements of Operations. See Note 4 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements ("ASC 2018-09"). This ASU makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASU 2018-09 in the first quarter of 2019. Adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company early adopted this ASU during the quarter ended June 30, 2019, and applied the guidance prospectively to the implementation costs incurred in a new cloud computing arrangement. As of June 30, 2019, the Company has capitalized $0.2 million of implementation costs which is included in Other Assets.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	BALANCE SHEET DETAILS
Inventory
Inventory as of June 30, 2019 and December 31, 2018 was comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$3,833	$4,747
Finished goods	5,274	3,803
	$9,107	$8,550
As of June 30, 2019 and December 31, 2018, the Company had $0.8 million and $0.5 million of inventory internationally.
Accrued expenses
Accrued expenses as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll expenses(1)	$7,651	$1,222
Other accrued liabilities	2,062	1,451
	$9,713	$2,673
(1) This includes a $5.8 million tax liability associated with a related party transaction as discussed in Note 11.

3.	INTANGIBLES, NET
Intangible assets consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Balance - June 30, 2019:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	70	30	5
Non-compete agreements	77	54	23	5
	$3,907	$124	$3,783
Balance - December 31, 2018:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	60	40	5
Non-compete agreements	77	46	31	5
	$3,907	$106	$3,801

4.	LEASES
The Company has entered into operating leases primarily for real estate. These leases are for the Company's operations, production, warehouse, sales, marketing and back office functions and have terms which range from 2 to 8 years, and do not include an option to renew. These operating leases are included in "Operating lease assets" on the Company's June 30, 2019 Condensed Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability - current" and "Operating lease liability" on the Company's June 30, 2019 Condensed Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the Company's existing leases, the Company recognized operating lease assets of $4.1 million and lease liabilities for operating leases of $5.5 million on January 1, 2019. No operating lease assets or liabilities commenced during the six months ended June 30, 2019. As of June 30, 2019, total operating lease assets and operating lease liabilities were $3.9 million and $5.1 million, respectively. The Company has entered into one short-term facility operating lease, with an initial term of twelve months or less. This lease is not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the three and six months ended June 30, 2019, the Company recognized approximately $0.2 million and $0.4 million, respectively, in total lease costs, which was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial.
Because the rate implicit in each lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component. Cash paid for operating lease liabilities for the six months ended June 30, 2019 was $0.5 million. Information related to the Company's operating lease assets and related lease liabilities were as follows:

June 30, 2019
Weighted average remaining lease term (in months)	80.06
Weighted average discount rate	6.5%
Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Year ending December 31,
2019 (remaining six months)	$475
2020	981
2021	928
2022	925
2023	957
2024	986
Thereafter	1,100
6,352
Less imputed interest	(1,204)
Total lease liabilities	$5,148

Current operating lease liabilities	$651
Non-current operating lease liabilities	4,497
Total lease liabilities	$5,148

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the Company's operating lease commitment as of December 31, 2018 (in thousands):

Operating Lease Commitment
2019	$925
2020	961
2021	923
2022	929
2023	957
Thereafter	2,085
$6,780

The Company incurred rent expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

5.	NOTES PAYABLE
In October 2018, the Company entered into another finance agreement with First Insurance Funding in order to fund a portion of its insurance policies, which was amended in January 2019. The amount financed was $0.5 million and bears interest at a rate of 5.15%. The Company is required to make monthly payments of $69 thousand through July 2019. The outstanding balance was $0.1 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively.

6.	STOCK-BASED COMPENSATION
On June 11, 2019, the Company's stockholders approved an amendment to the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan") to increase the number of shares that may be issued under the 2013 Plan by an additional 3,000,000 shares. The Company’s stockholders also approved to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. There are currently 31,000,000 shares authorized for issuance under the 2013 Plan. As of June 30, 2019, the Company had 7,317,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the 2013 Plan.
The Company recognized stock-based compensation expense of $2.1 million and $12.1 million in its operating income (loss) for the three and six months ended June 30, 2019, respectively, and $0.4 million and $1.4 million for the three and six months ended June 30, 2018, respectively. During the six months ended June 30, 2019, the Company's former President and Chief Executive Officer ("Mona Jr.") and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and restricted stock units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the six months ended June 30, 2019.
As of June 30, 2019, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $4.9 million which is expected to be recognized over a weighted-average period of 2.2 years.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes activity related to the Company's stock options and includes 7,250,000 options issued prior to December 31, 2018 outside of the 2013 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2018	24,775	$0.51	7.5	$94,206
Granted	1,805	4.42	—	—
Exercised	(821)	0.36	—	—
Forfeited	(141)	0.82	—	—
Expired	—	—	—	—
Outstanding - June 30, 2019	25,618	0.79	6.4	85,035

Exercisable - June 30, 2019	22,624	0.53	6.1	80,242
Vested or expected to vest - June 30, 2019	25,618	$0.79	6.4	$85,035
The total intrinsic value of stock options exercised during the six months ended June 30, 2019 was $4.1 million. Upon option exercise, the Company issues new shares of stock. There were no stock option exercises during the six months ended June 30, 2018.
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. As of June 30, 2019, there were 10,750,000 remaining unvested stock options granted outside of the 2013 Plan which vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended June 30,		Six months ended June 30,
	2019	2018(1)	2019	2018
Volatility	110.9%	—%	113.8%	90.5%
Risk-Free Interest Rate	1.8%	—%	2.5%	2.6%
Expected Term (in years)	5.80	0.00	5.70	5.40
Dividend Rate	—%	—%	—%	—%
Fair Value Per Share on Grant Date	$3.31	$—	$4.00	$0.30
(1) There were no option grants during the three months ended June 30, 2018.
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. Expected volatility is calculated based on the Company’s peer group, consisting of five companies in the industry in which the Company operates because the Company does not have sufficient historical volatility data. The Company will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. In the future, as the Company gains historical data for volatility of its own stock and the actual term over which stock options are held, expected volatility and the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes RSU activity that contain only service requirements to vest for the Amended 2013 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
RSU's outstanding - December 31, 2018	2,950	$2.14
Granted	—	—
Vested	(2,950)	2.14
Cancellations	—	—
RSU's outstanding - June 30, 2019	—	$—
The total fair value of RSU's vested during the six months ended June 30, 2019 was $6.3 million. The associated stock-based compensation expense is included in selling, general and administrative expense.

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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$1,229	$3,186	$(8,155)	$3,805
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	98,633	90,713	98,557	90,613
Dilutive potential common stock outstanding:
Stock options and RSU's	22,296	19,431	—	13,597
Warrants	—	2,322	—	2,081
Weighted average common shares outstanding for diluted	120,929	112,466	98,557	106,291
Basic net income (loss) per share	$0.01	$0.04	$(0.08)	$0.04
Diluted net income (loss) per share	$0.01	$0.03	$(0.08)	$0.04

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options	—	600	18,368	600
Performance stock options	—	—	7,250	—
Total	—	600	25,618	600

The above table excludes 10,750,000 unvested stock options for the three and six months ended June 30, 2019 and 2018, which vest upon the completion of future performance conditions.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES
On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors and seeking compensatory damages including litigation costs. Ms. Sallustro alleges that between March 18-31, 2014, she purchased certain shares of the Company’s common stock for a total investment of $16 thousand. The Complaint refers to Current Reports on Form 8-K and Current Reports on Form 8-K/A filings made by the Company on April 3, 2014 and April 14, 2014, in which the Company amended previously disclosed sales (sales originally stated at $1.3 million were restated to $1.1million, a reduction of $0.2 million) and restated goodwill as $1.9 million (previously reported at net zero). Additionally, the Complaint states after the filing of the Company’s Current Report on Form 8-K on April 3, 2014 and the following press release, the Company’s stock price “fell $7.30 per share, or more than 20%, to close at $25.30 per share.” Subsequent to the filing of the Complaint, six different individuals filed a motion asking to be designated the lead plaintiff in the litigation. On March 19, 2015, the Court issued a ruling appointing Steve Schuck as lead plaintiff. Counsel for Mr. Schuck filed a “consolidated amended complaint” on September 14, 2015. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint. After requesting several extensions, counsel for Mr. Schuck filed an opposition to the motion to dismiss on March 21, 2016. The Company’s reply brief was filed on April 25, 2016. On April 2, 2018, the Court issued a ruling granting in part and denying part the motion to dismiss. Thereafter, on October 3, 2018, plaintiff’s counsel filed a motion to withdraw Mr. Schuck as Lead Plaintiff and to substitute Jane Ish as new Lead Plaintiff. This motion was granted by the Court. On July 2, 2019, the Court entered a final order dismissing the Complaint with prejudice. However, various shareholder derivative suits and complaints have been filed which are premised on the same event as the Complaint (which has now been dismissed with prejudice). These derivative suits are stayed and were waiting the outcome of the Complaint. Management intends to vigorously defend these allegations and an estimate of possible loss cannot be made at this time.
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

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents information by reportable operating segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Consumer Products
Product sales, net	$16,854	$12,349	$31,765	$20,419
Gross profit	11,951	9,060	22,510	14,622
Research and development expense	679	76	1,378	193
Selling, general and administrative expense	8,999	5,320	27,584	10,046
Operating income (loss)	$2,273	$3,664	$(6,452)	$4,383

Specialty Pharmaceutical
Product sales, net	$—	$—	$—	$—
Gross profit	—	—	—	—
Research and development expense	1,009	366	1,652	403
Selling, general and administrative expense	10	1	20	15
Operating loss	$(1,019)	$(367)	$(1,672)	$(418)

Total
Product sales, net	$16,854	$12,349	$31,765	$20,419
Gross profit	11,951	9,060	22,510	14,622
Research and development expense	1,688	442	3,030	596
Selling, general and administrative expense	9,009	5,321	27,604	10,061
Operating income (loss)	$1,254	$3,297	$(8,124)	$3,965
The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million as of June 30, 2019 and December 31, 2018. In addition, the Company's intangible assets of $3.8 million as of June 30, 2019 and December 31, 2018 are included in the specialty pharmaceutical segment. All other assets are included in the consumer products segment as of June 30, 2019 and December 31, 2018. The majority of the Company's sales are to U.S. based customers.

10.	INCOME TAXES
For the three months ended June 30, 2019, the Company has recognized tax expense on net income related to certain state tax payments. For the six months ended June 30, 2019, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	RELATED PARTIES
As of June 30, 2019, the Company has a payable to its former President and Chief Executive Officer recorded of $0.8 million. The amount is mostly related to his termination benefits associated with his resignation from the Company. The termination benefit is payable to Mona Jr. via regular payroll through June 2021. The Company recorded $0.4 million in accrued expenses and $0.4 million in other liabilities.
As part of the Settlement Agreement described in Note 6, 2,950,000 RSUs vested and were issued to Mona Jr. The vesting of the RSU's is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) and included in the Company’s payroll tax filing at the time of vesting. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $5.6 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed consolidated balance sheet as of June 30, 2019 in an amount of $5.8 million which was recorded as a component of Accrued expenses. The Company has recorded an offsetting receivable for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. This resulted in a receivable of $5.6 million as of June 30, 2019 which was recorded in the line item Prepaid expenses and other on the condensed consolidated balance sheet. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. However, if the amount is not paid, the Company would be liable for such withholding tax due. Additionally, the Company could be subject to negligence penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of June 30, 2019.

12.	SUBSEQUENT EVENT

Dismissal of Compliant
On July 2, 2019, the United States District Court for the Southern District of New York (the “Court”) entered a final order dismissing a lawsuit with prejudice that was filed against the Company and various individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of common stock of the Company from May 20, 2013 through April 14, 2014. As part of the dismissal, each side agreed to bear its own fees and costs. The resolution of the lawsuit did not require the Company or any of the other defendants named therein to make any payments to the plaintiffs in the Complaint or to admit any wrongdoing.

The lawsuit began when several individuals filed nearly identical complaints in April 2014, asserting that certain publicly-filed disclosures contained false or misleading information, principally with regard to the Company’s acquisition of the assets of Phytosphere Systems, LLC and the Company’s reported financial information. After the Court appointed a lead plaintiff on March 19, 2015, the Company and the other defendants filed a motion to dismiss the lawsuit. On April 2, 2018, the Court issued a ruling granting in part and denying in part the motion to dismiss. The Company and the remaining individual defendants continued to vigorously defend against the lawsuit on the merits and, on July 2, 2019, the lawsuit was ultimately dismissed with prejudice as described above. See additional discussion in Note 8.

Production and Warehouse Facility
On July 16, 2019, the Company commenced occupation of a new production and warehouse facility. The 45,500 square foot facility is located in San Diego, California. The lease term is seven years with total payments of approximately $7.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
OVERVIEW
We operate two distinct business segments. Our consumer products segment is focused on manufacturing, marketing and selling hemp-based CBD products to a range of market sectors. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing CBD. We are traded on the OTC:QB, and our trading symbol is CVSI.
Our consumer products business segment manufactures, markets and sells consumer products containing hemp-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care and specialty foods.
Our specialty pharmaceutical business segment is developing cannabinoids to treat a range of medical indications. Our product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we are actively pursuing patent protection on our drug candidate.

Results of Operations
Revenues and gross profit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$16,854	$12,349	$4,505	36%	$31,765	$20,419	$11,346	56%
Cost of goods sold	4,903	3,289	$1,614	49%	9,255	5,797	3,458	60%
Gross profit	$11,951	$9,060	$2,891	32%	$22,510	$14,622	$7,888	54%
Gross margin	70.9%	73.4%			70.9%	71.6%
Second quarter 2019 vs. 2018
We had product sales of $16.9 million and gross profit of $12.0 million, representing a gross margin of 70.9% in the second quarter of 2019 compared with product sales of $12.3 million and gross profit of $9.1 million, representing a gross margin of 73.4% in the second quarter of 2018. We increased our product sales by $4.5 million or 36% in the second quarter of 2019 when compared to second quarter 2018 results. The sales increase in the second quarter 2019 compared with 2018 is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products, as we continued to expand and maintain our core customer base. We also launched new products and formulations, including softgels, gummies, and most recently topicals, which helped drive our overall sales. As of June 30, 2019, our products were in 4,591 retail stores, mostly in the natural product industry and two nationwide retailers. This store count has increased from 1,968 as of June 30, 2018. During the three months ended June 30, 2019 and 2018, e-commerce sales accounted for 15.7% and 12.0%, respectively.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead, merch card fees and shipping. Overhead cost includes manufacturing related personnel costs, facilities, depreciation, supplies, and quality assurance costs. Manufacturing related personnel costs payroll, employee benefits and stock-based compensation. The gross profit increase in the second quarter 2019 compared with 2018 is the result of our increased product sales. Gross margin decreased mostly due to sales mix.

First six months 2019 vs. 2018
For the six months ended June 30, 2019, our product sales increased by $11.3 million or 56%. The increase is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products. We also launched new products and formulations, including softgels, gummies, and most recently topicals, which helped drive our overall sales. During the six months ended June 30, 2019 and 2018, e-commerce sales accounted for 15.5% and 13.2%, respectively.
The gross profit increase by $7.9 million or 54% to $22.5 million for the six months ended June 30, 2019 is in-line with increased product sales. Gross margins slightly decreased from 71.6% for the six months ended June 30, 2018 to 70.9% for the six months ended June 30, 2019. The decrease is mostly due to sales mix.
Operating expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands)				(in thousands)
Research and development	$1,688	$442	$1,246	282%	$3,030	$596	$2,434	408%
Percentage of revenue	10%	4%			10%	3%
Selling, general and administrative	9,009	5,321	$3,688	69%	27,604	10,061	$17,543	174%
Percentage of revenue	53%	43%			87%	49%
Second quarter 2019 vs. 2018
Research and development (“R&D”) expense increased to $1.7 million in the second quarter of 2019 compared to $0.4 million in the second quarter of 2018. The increase of $1.3 million or 282% is related to additional R&D expenses for our specialty pharmaceutical segment of $0.7 million and for our consumer products segment of $0.6 million. The increase in our specialty pharmaceutical segment is mostly related to preclinical work, development cost associated with our active pharmaceutical ingredient ("API"), and expenses paid to outside consultants. The additional R&D expense in our consumer products segment is mostly related to additional personnel cost, cost for clinical trials, and cost for outside services for our new consumer product developments.
Selling, general and administrative (“SG&A”) expenses increased to $9.0 million in the second quarter of 2019 compared to $5.3 million in the second quarter of 2018. The increase of $3.7 million or 69% is mostly related to increases in our consumer products segment for marketing activities to support our growth, sales commissions and payroll expense as a result of our increased headcount.
First six months 2019 vs. 2018
Research and development (“R&D”) expense increased to $3.0 million during the six months ended June 30, 2019 compared to $0.6 million in the first six months of 2018. The increase of $2.4 million or 408% is related to additional R&D expenses for our specialty pharmaceutical segment of $1.2 million and for our consumer products segment of $1.2 million. The increase in our specialty pharmaceutical segment is mostly related to preclinical work, development cost associated with our API, and expenses paid to outside consultants. The additional R&D expense in our consumer products segment is mostly related to additional personnel cost and cost for outside services for our new consumer product developments.
Selling, general and administrative (“SG&A”) expenses increased to $27.6 million during the six months ended June 30, 2019 compared to $10.1 million in the first six months of 2018. The increase of $17.5 million or 174% is mostly related to additional stock-based compensation expense, payroll expense related to the retirement of our former President and Chief Executive Officer ("Mona Jr.") and increases in our marketing activities to support our growth, sales commissions and payroll expense as a result of our increased headcount, driven by our consumer products segment. We recognized stock-based compensation expense of $2.1 million in the first quarter of 2019 compared to $0.4 million in our first quarter of 2018. During the first quarter of 2019, we entered into a Settlement Agreement (the “Settlement Agreement”) with Mona Jr., pursuant to which we agreed that Mona Jr.’s resignation on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and Restricted Stock Units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain of our milestones are achieved related to the our drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). We also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from us. As a result of the Settlement Agreement, we recorded stock-based compensation expense related to the accelerated vesting of the RSU's and the modification of certain stock options of $5.1 million and $2.7 million in the first quarter of 2019, respectively.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2019 and 2018 is detailed below:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net income (loss)	$2,248	$(1,019)	$1,229	$3,553	$(367)	$3,186
Depreciation	168	—	168	117	—	117
Amortization	—	9	9	—	9	9
Interest expense (income)	(1)	—	(1)	71	—	71
Income tax expense	26	—	26	40	—	40
EBITDA	2,441	(1,010)	1,431	3,781	(358)	3,423
Stock-based compensation (1)	2,090	35	2,125	361	—	361
Common stock issued for professional services (2)	—	—	—	62	—	62
Adjusted EBITDA	$4,531	$(975)	$3,556	$4,204	$(358)	$3,846

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net income (loss)	$(6,483)	$(1,672)	$(8,155)	$4,223	$(418)	$3,805
Depreciation	336	—	336	227	—	227
Amortization	—	18	18	—	18	18
Interest expense	5	—	5	120	—	120
Income tax expense	26	—	26	40	—	40
EBITDA	(6,116)	(1,654)	(7,770)	4,610	(400)	4,210
Stock-based compensation (1)	4,137	79	4,216	1,396	—	1,396
Common stock issued for professional services (2)	—	—	—	62	—	62
Stock-based compensation associated with employment settlement (3)	7,857	—	7,857	—	—	—
Payroll expense associated with employment settlement (4)	934	—	934	—	—	—
Adjusted EBITDA	$6,812	$(1,575)	$5,237	$6,068	$(400)	$5,668
_________________

(1)
Represents stock-based compensation expense related to stock options and warrants awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.

(2)	Represents common stock issued for professional services.

(3)
Represents stock-based compensation expense related to accelerated vesting of RSU's and the modification of certain stock options associated with the settlement agreement with our former President and Chief Executive Officer.

(4)	Represents accrued payroll and related benefits associated with the retirement of our former President and Chief Executive Officer.

Liquidity and Capital Resources
A summary of our changes in cash flows for the six months ended June 30, 2019 and 2018 is provided below:

	Six months ended June 30,
	2019	2018
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$3,457	$5,369
Investing activities	(504)	(277)
Financing activities	(151)	(652)
Net increase in cash and restricted cash	2,802	4,440
Cash, cash equivalents and restricted cash, beginning of period	12,935	2,792
Cash, cash equivalents and restricted cash, end of period	$15,737	$7,232
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
Net cash provided in operating activities decreased by $1.9 million to $3.5 million in the six months ended June 30, 2019 compared to $5.4 million in the six months ended June 30,2018. The primary reason for this change is the additional funds paid for our drug and product development activities, as well as additional marketing expense, payroll and cost for outside consultants to support our future growth.
Investing Activities
Net cash used in investing activities increased by $0.2 million in the six months ended June 30, 2019 compared to the prior year period. Net cash used in investing activity consists of equipment purchases and tenant improvements. During 2019, we purchased additional manufacturing equipment and completed tenant improvements to our main facility. We also invested in additional technology to support our e-commerce activities.
Financing Activities
Net cash used in financing activities decreased by $0.5 million in the six months ended June 30, 2019 compared to the prior year period. The primary reason for the decrease is repayment of our convertible debt of $0.7 million in 2018.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURE
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1 (2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3 (3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4 (4)	Certificate of Incorporation of the Company, as amended.
3.5 (5)	Amendment to the Bylaws of the Company, as amended.
3.6 (6)	Bylaws of the Company, as amended.
4.1 (7)	CannaVEST Corp. Specimen Stock Certificate
10.6 † (8)	Amended and Restated 2013 Equity Incentive Plan, as amended.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document**
101 SCH*	XBRL Schema Document**
101 CAL*	XBRL Calculation Linkbase Document**
101 DEF*	XBRL Definition Linkbase Document**
101 LAB*	XBRL Labels Linkbase Document**
101 PRE*	XBRL Presentation Linkbase Document**
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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.

(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.

(3)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.

(4)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.

(5)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 22, 2017.

(6)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2017.

(7)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.

(8)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on June 17, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV SCIENCES, INC. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer (Principal Executive Officer)
Dated August 7, 2019

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated August 7, 2019