Form 10-Q
period 2019-09-30
CV Sciences, Inc.
filed 2019-11-06
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 4, 2019, the issuer had 99,297,151 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$13,738	$12,684
Restricted cash	500	251
Accounts receivable, net	3,542	3,340
Inventory	10,025	7,132
Prepaid expenses and other	8,469	2,059
Total current assets	36,274	25,466

Inventory	—	1,418
Property & equipment, net	3,454	2,844
Operating lease assets	9,021	—
Intangibles, net	3,774	3,801
Goodwill	2,788	2,788
Other assets	1,227	585
Total assets	$56,538	$36,902

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,110	$1,245
Accrued expenses	10,366	2,673
Operating lease liability - current	669	—
Notes payable	—	474
Total current liabilities	12,145	4,392

Operating lease liability	9,787	—
Deferred rent	—	1,329
Deferred tax liability	1,065	1,065
Other liabilities	298	—
Total liabilities	23,295	6,786

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000,000 shares authorized; 98,767 and 94,940 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10	9
Additional paid-in capital	68,184	55,134
Accumulated deficit	(34,951)	(25,027)
Total stockholders' equity	33,243	30,116

Total liabilities and stockholders' equity	$56,538	$36,902
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Product sales, net	$12,603	$13,601	$44,368	$34,020
Cost of goods sold	4,175	3,655	13,430	9,453
Gross Profit	8,428	9,946	30,938	24,567

Operating expenses:
Research and development	1,544	530	4,574	1,125
Selling, general and administrative	8,657	5,890	36,261	15,952
	10,201	6,420	40,835	17,077

Operating Income (Loss)	(1,773)	3,526	(9,897)	7,490

Interest (income) expense, net	(7)	31	(2)	150
Income (loss) before income taxes	(1,766)	3,495	(9,895)	7,340
Income tax expense	3	200	29	240
Net Income (Loss)	$(1,769)	$3,295	$(9,924)	$7,100

Weighted average common shares outstanding
Basic	98,733	91,639	97,524	90,959
Diluted	98,733	115,889	97,524	110,601
Net income (loss) per common share
Basic	$(0.02)	$0.04	$(0.10)	$0.08
Diluted	$(0.02)	$0.03	$(0.10)	$0.06

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at January 1, 2019	94,940	$9	$55,134	$(25,027)	$30,116
Issuance of common stock under employee benefit plan	3,539	1	196	—	197
Stock-based compensation	—	—	2,091	—	2,091
Stock-based compensation associated with employment settlement	—	—	7,857	—	7,857
Net loss	—	—	—	(9,384)	(9,384)
Balance at March 31, 2019	98,479	10	65,278	(34,411)	30,877
Issuance of common stock under employee benefit plan	225	—	57	—	57
Stock-based compensation	—	—	2,125	—	2,125
Net income	—	—	—	1,229	1,229
Balance at June 30, 2019	98,704	10	67,460	(33,182)	34,288
Issuance of common stock under employee benefit plan	63	—	25	—	25
Stock-based compensation	—	—	699	—	699
Net loss	—	—	—	(1,769)	(1,769)
Balance at September 30, 2019	98,767	$10	$68,184	$(34,951)	$33,243

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at January 1, 2018	90,513	$9	$51,400	$(35,028)	$16,381
Stock-based compensation	—	—	1,036	—	1,036
Net income	—	—	—	619	619
Balance at March 31, 2018	90,513	9	52,436	(34,409)	18,036
Issuance of stock for professional services	150	—	62	—	62
Exercise of stock options	283	—	108	—	108
Stock-based compensation	—	—	360	—	360
Net income	—	—	—	3,186	3,186
Balance at June 30, 2018	90,946	9	52,966	(31,223)	21,752
Issuance of stock for professional services	75	—	233	—	233
Exercise of stock options	711	—	236	—	236
Issuance of common stock from exercise of warrants on a net issuance basis	2,623	—	—	—	—
Stock-based compensation	—	—	238	—	238
Net income	—	—	—	3,295	3,295
Balance at September 30, 2018	94,355	$9	$53,673	$(27,928)	$25,754
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(9,924)	$7,100
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	533	376
Amortization of beneficial conversion feature of convertible debts	—	50
Common stock issued for professional services	—	295
Stock-based compensation	4,915	1,634
Stock-based compensation associated with employment settlement	7,857	—
Bad debt expense	38	47
Non-cash lease expense	497	—
Change in operating assets and liabilities:
Accounts receivable	(240)	(1,030)
Inventory	(1,475)	1,959
Prepaid expenses and other	(659)	(1,036)
Accounts payable and accrued expenses	857	364
Deferred rent	—	167
Net cash provided by operating activities	2,399	9,926

INVESTING ACTIVITIES
Purchase of equipment	(872)	(331)
Tenant improvements to leasehold real estate	(29)	(94)
Net cash flows used in investing activities	(901)	(425)

FINANCING ACTIVITIES
Repayment of convertible debt in cash	—	(660)
Repayment of unsecured debt	(474)	(966)
Proceeds from exercise of stock options	279	343
Net cash flows used in financing activities	(195)	(1,283)

Net increase in cash, cash equivalents and restricted cash	1,303	8,218
Cash, cash equivalents and restricted cash, beginning of period	12,935	2,792
Cash, cash equivalents and restricted cash, end of period	$14,238	$11,010

Supplemental cash flow disclosures:
Interest paid	$9	$150
Income taxes paid	$70	$70

Supplemental disclosures of non-cash transactions:
Purchase of property and equipment in accounts payable and accrued expenses	$21	$—
Operating ROU lease assets obtained in exchange for operating lease liabilities	$5,405	$—
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BUSINESS
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

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company's Level 1 assets are comprised of $4.0 million in money market funds which are classified as cash equivalents. In addition, the Company's restricted cash of $0.5 million is comprised of certificates of deposit. The carrying value of the cash equivalents and restricted cash approximated the fair value as of September 30, 2019. The Company did not have any cash equivalents as of December 31, 2018. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2019 and December 31, 2018.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2019 and December 31, 2018.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2019 and December 31, 2018.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact of Topic 326 on

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Company’s condensed consolidated financial statements.
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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company early adopted this ASU during the quarter ended June 30, 2019, and applied the guidance prospectively to implementation costs incurred in new cloud computing arrangements. As of September 30, 2019, the Company has capitalized $0.8 million of implementation costs which is included in Other Assets.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	BALANCE SHEET DETAILS
Inventory
Inventory as of September 30, 2019 and December 31, 2018 was comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$4,594	$4,747
Finished goods	5,431	3,803
	$10,025	$8,550
As of September 30, 2019 and December 31, 2018, the Company had inventory outside the United States of $0.7 million and $0.5 million, respectively.
Accrued expenses
Accrued expenses as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll expenses (1)	$8,607	$1,222
Other accrued liabilities	1,759	1,451
	$10,366	$2,673
(1) This includes a $6.6 million tax liability associated with a related party transaction as discussed in Note 11.

3.	INTANGIBLES, NET
Intangible assets consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Balance - September 30, 2019:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	75	25	5
Non-compete agreements	77	58	19	5
	$3,907	$133	$3,774
Balance - December 31, 2018:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	60	40	5
Non-compete agreements	77	46	31	5
	$3,907	$106	$3,801

4.	LEASES
The Company has entered into operating leases primarily for real estate. These leases are for the Company's operations, production, warehouse, sales, marketing and back office functions and have terms which range from 2 to 8 years, and do not include an option to renew. These operating leases are included in "Operating lease assets" on the Company's September 30, 2019 Condensed Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability - current" and "Operating lease liability" on the

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company's September 30, 2019 Condensed Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized operating lease assets of $4.1 million and lease liabilities for operating leases of $5.5 million on January 1, 2019, which includes derecognition of previously recorded deferred rent of $1.3 million. As of September 30, 2019, the Company had an additional operating lease obligation of $5.5 million and operating lease asset of $5.3 million related to the lease for the new 45,500 square foot production and warehouse facility located in San Diego, California with a lease term of 7.0 years. As of September 30, 2019, total operating lease assets and operating lease liabilities were $9.0 million and $10.5 million, respectively. The Company has entered into one short-term facility operating lease, with an initial term of twelve months or less. This lease is not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the three and nine months ended September 30, 2019, the Company recognized approximately $0.5 million and $1.0 million, respectively, in total lease costs, which was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial.
Because the rate implicit in each lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component. Cash paid for operating lease liabilities for the nine months ended September 30, 2019 was $0.7 million. Information related to the Company's operating lease assets and related lease liabilities were as follows:

September 30, 2019
Weighted average remaining lease term (in months)	79.88
Weighted average discount rate	6.5%
Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Year ending December 31,
2019 (remaining three months)	$384
2020	1,370
2021	1,966
2022	1,993
2023	2,058
2024	2,120
Thereafter	3,260
13,151
Less imputed interest	(2,695)
Total lease liabilities	$10,456

Current operating lease liabilities	$669
Non-current operating lease liabilities	9,787
Total lease liabilities	$10,456

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the Company's operating lease commitment as of December 31, 2018 (in thousands):

Operating Lease Commitment
2019	$925
2020	961
2021	923
2022	929
2023	957
Thereafter	2,085
$6,780

The Company incurred rent expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

5.	NOTES PAYABLE
In October 2018, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies, which was amended in January 2019. The amount financed was $0.5 million and bears interest at a rate of 5.15%. The Company was required to make monthly payments of $0.1 million through July 2019. As of September 30, 2019, there was no outstanding balance. The outstanding balance was $0.5 million as of December 31, 2018.

6.	STOCK-BASED COMPENSATION
On June 11, 2019, the Company's stockholders approved an amendment to the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan") to increase the number of shares that may be issued under the 2013 Plan by an additional 3,000,000 shares. The Company’s stockholders also approved to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. There are currently 31,000,000 shares authorized for issuance under the 2013 Plan. As of September 30, 2019, the Company had 7,043,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the 2013 Plan.
The Company recognized stock-based compensation expense of $0.7 million and $12.8 million during the three and nine months ended September 30, 2019, respectively, and $0.2 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. During the nine months ended September 30, 2019, the Company's former President and Chief Executive Officer ("Mona Jr.") and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and restricted stock units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the nine months ended September 30, 2019.
As of September 30, 2019, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $5.3 million which is expected to be recognized over a weighted-average period of 2.2 years.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes activity related to the Company's stock options and includes 7,250,000 performance-based options issued prior to December 31, 2018 outside of the 2013 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2018	24,775	$0.51	7.5	$94,206
Granted	2,197	4.31	—	—
Exercised	(885)	0.36	—	—
Forfeited	(197)	1.6	—	—
Outstanding - September 30, 2019	25,890	0.83	6.2	29,971

Exercisable - September 30, 2019	23,368	0.62	5.9	28,776
Vested or expected to vest - September 30, 2019	25,890	$0.83	6.2	$29,971
The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 was $4.3 million. Upon option exercise, the Company issues new shares of stock. The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 was $1.0 million.
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. As of September 30, 2019, there were 10,750,000 remaining unvested stock options granted outside of the 2013 Plan which vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Volatility	106.0%	86.8%	112.3%	90.2%
Risk-Free Interest Rate	1.7%	2.8%	2.3%	2.6%
Expected Term (in years)	5.87	5.64	5.75	5.39
Dividend Rate	—%	—%	—%	—%
Fair Value Per Share on Grant Date	$3.16	$3.08	$3.83	$0.54
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

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes RSU activity that contain only service requirements to vest for the Amended 2013 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
RSU's outstanding - December 31, 2018	2,950	$2.14
Vested	(2,950)	2.14
RSU's outstanding - September 30, 2019	—	$—
The total fair value of RSU's vested during the nine months ended September 30, 2019 was $6.3 million. The associated stock-based compensation expense is included in selling, general and administrative expense.

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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(1,769)	$3,295	$(9,924)	$7,100
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	98,733	91,639	97,524	90,959
Dilutive potential common stock outstanding:
Stock options and RSU's	—	24,160	—	19,562
Warrants	—	90	—	80
Weighted average common shares outstanding for diluted	98,733	115,889	97,524	110,601
Basic net income (loss) per share	$(0.02)	$0.04	$(0.10)	$0.08
Diluted net income (loss) per share	$(0.02)	$0.03	$(0.10)	$0.06

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options	5,392	3,160	6,943	6,985
Performance stock options	776	698	211	1,465
Warrants	—	10	—	20
Total	6,168	3,868	7,154	8,470

The above table excludes 10,750,000 unvested stock options for the three and nine months ended September 30, 2019 and 2018, which vest upon the completion of future performance conditions.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES
On April 23, 2014, Tanya Sallustro filed a purported class action complaint (the “Complaint”) in the Southern District of New York (the “Court”) alleging securities fraud and related claims against the Company and certain of its officers and directors, and seeking compensatory damages including litigation costs. On December 11, 2015, the Company filed a motion to dismiss the consolidated amended complaint. On April 2, 2018, the Court issued a ruling granting in part and denying in part the motion to dismiss. Thereafter, plaintiff’s counsel agreed to dismiss the case in its entirety, with prejudice. On July 2, 2019, the Court entered a final order dismissing the Complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors.
On March 17, 2015, a shareholder of the Company, Michael Ruth, filed a shareholder derivative suit in the Nevada District Court premised on the same event as the Complaint (which has now been dismissed with prejudice with no payment or finding of wrongdoing by the Company or any of the named defendants). The parties previously agreed to stay the action pending the conclusion of discovery of the Complaint. Because the Complaint was dismissed with prejudice on July 2, 2019, the stay has been lifted. On September 20, 2019, the Company filed a motion to dismiss Mr. Ruth's amended complaint. On November 4, 2019, Mr. Ruth filed his Opposition to Defendants' Motion to Dismiss and a decision on the motion is expected in early 2020. Management intends to vigorously defend the allegations, and an estimate of possible loss cannot be made at this time.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith suit and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection had been “finally rejected” by the United States Patent and Trademark Office (USPTO). On November 15, 2018, the Court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The motion has been fully briefed, and the parties are awaiting a decision from the Nevada District Court. Management intends to vigorously defend the allegations. Three shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. These derivative suits are stayed pending the outcome of the Company's motion to dismiss the Smith Complaint.
In the normal course of business, the Company is a party to a variety of agreements pursuant to which they may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations, and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, results of operations or financial condition.

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
The following table presents information by reportable operating segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Consumer Products
Product sales, net	$12,603	$13,601	$44,368	$34,020
Gross profit	8,428	9,946	30,938	24,567
Research and development expense	437	171	1,815	363
Selling, general and administrative expense	8,646	5,870	36,230	15,916
Operating income (loss)	$(655)	$3,905	$(7,107)	$8,288

Specialty Pharmaceutical
Product sales, net	$—	$—	$—	$—
Gross profit	—	—	—	—
Research and development expense	1,107	359	2,759	762
Selling, general and administrative expense	11	20	31	36
Operating loss	$(1,118)	$(379)	$(2,790)	$(798)

Total
Product sales, net	$12,603	$13,601	$44,368	$34,020
Gross profit	8,428	9,946	30,938	24,567
Research and development expense	1,544	530	4,574	1,125
Selling, general and administrative expense	8,657	5,890	36,261	15,952
Operating income (loss)	$(1,773)	$3,526	$(9,897)	$7,490
The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million as of September 30, 2019 and December 31, 2018. In addition, the Company's intangible assets of $3.8 million as of September 30, 2019 and December 31, 2018 are included in the specialty pharmaceutical segment. All other assets are included in the consumer products segment as of September 30, 2019 and December 31, 2018. The majority of the Company's sales are to U.S. based customers.

10.	INCOME TAXES
For the three and nine months ended September 30, 2019, the Company has recognized tax expense on net income related to certain state tax payments. Also, for the three and nine months ended September 30, 2019, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	RELATED PARTIES
As of September 30, 2019, the Company has a payable to its former President and Chief Executive Officer recorded of $0.7 million. The amount is mostly related to his termination benefits associated with his resignation from the Company. The termination benefit is payable to Mona Jr. via regular payroll through June 2021. The Company recorded $0.4 million in accrued expenses and $0.3 million in other liabilities.
As part of the Settlement Agreement described in Note 6, 2,950,000 RSUs vested and were issued to Mona Jr. The vesting of the RSU's is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) and included in the Company’s payroll tax filing at the time of vesting. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed consolidated balance sheet as of September 30, 2019 in an amount of $6.6 million which was recorded as a component of Accrued expenses. The Company has recorded an offsetting receivable for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. This resulted in a receivable of $6.4 million as of September 30, 2019 which was recorded in the line item Prepaid expenses and other on the condensed consolidated balance sheet. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. However, if the amount is not paid, the Company would be liable for such withholding tax due. Additionally, the Company could be subject to negligence penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
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

Results of Operations
Revenues and gross profit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$12,603	$13,601	$(998)	(7)%	$44,368	$34,020	$10,348	30%
Cost of goods sold	4,175	3,655	$520	14%	13,430	9,453	3,977	42%
Gross profit	$8,428	$9,946	$(1,518)	(15)%	$30,938	$24,567	$6,371	26%
Gross margin	66.9%	73.1%			69.7%	72.2%
Third quarter 2019 vs. 2018
We had product sales of $12.6 million and gross profit of $8.4 million, representing a gross margin of 66.9% in the third quarter of 2019 compared with product sales of $13.6 million and gross profit of $9.9 million, representing a gross margin of 73.1% in the third quarter of 2018. Our product sales decreased by $1.0 million or 7% in the third quarter of 2019 when compared to third quarter 2018 results. The decline is primarily due to lower sales as a result of increased market competition which started early in the third quarter of 2019. The increased market competition, primarily in the natural product channel, is partially due to the lack of a clear regulatory framework. As of September 30, 2019, our products were in 5,435 retail stores, of which 2,319 were with retailers in the food, drug and mass channel. This store count has increased from 2,093 as of September 30, 2018. During the three months ended September 30, 2019 and 2018, e-commerce sales directly to consumers accounted for 21.6% and 13.0%, respectively.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead, merch card fees and shipping. Overhead cost includes manufacturing related personnel costs, facilities, depreciation, supplies, and quality assurance costs. Manufacturing related personnel costs payroll, employee benefits and stock-based compensation. Cost of goods sold in the third quarter of 2019 increased due to higher overhead cost compared to the third quarter of 2018. The gross profit decrease in the third quarter 2019 compared with 2018 is the result of our lower product sales and increased overhead cost to support our long-term growth.
First nine months 2019 vs. 2018
For the nine months ended September 30, 2019, our product sales increased by $10.3 million or 30%. The increase is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products. We also launched new products and formulations, including softgels, gummies, and most recently topicals, which helped drive our overall sales. During the nine months ended September 30, 2019 and 2018, e-commerce sales accounted for 17.3% and 13.2%, respectively.
The gross profit increase of $6.4 million or 26% to $30.9 million for the nine months ended September 30, 2019 is in-line with increased product sales. Gross margins decreased from 72.2% for the nine months ended September 30, 2018 to 69.7% for the nine months ended September 30, 2019. The decrease is mostly due to higher overhead cost.
Operating expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands)				(in thousands)
Research and development	$1,544	$530	$1,014	191%	$4,574	$1,125	$3,449	307%
Percentage of revenue	12%	4%			10%	3%
Selling, general and administrative	8,657	5,890	$2,767	47%	36,261	15,952	$20,309	127%
Percentage of revenue	69%	43%			82%	47%
Third quarter 2019 vs. 2018

Research and development (“R&D”) expense increased to $1.5 million in the third quarter of 2019 compared to $0.5 million in the third quarter of 2018. The increase of $1.0 million or 191% is related to additional R&D expenses for our specialty pharmaceutical segment of $0.7 million and for our consumer products segment of $0.3 million. The increase in our specialty pharmaceutical segment is mostly related to preclinical work, development cost associated with our active pharmaceutical ingredient ("API"), and expenses paid to outside consultants. The additional R&D expense in our consumer products segment is mostly related to additional personnel cost, cost for clinical trials, and cost for outside services for our new consumer product developments.
Selling, general and administrative (“SG&A”) expenses increased to $8.7 million in the third quarter of 2019 compared to $5.9 million in the third quarter of 2018. The increase of $2.8 million or 47% is mostly related to increases in our consumer products segment for marketing activities to support our growth, sales commissions and payroll expense as a result of our increased headcount.
First nine months 2019 vs. 2018
Research and development (“R&D”) expense increased to $4.6 million during the nine months ended September 30, 2019 compared to $1.1 million in the first nine months of 2018. The increase of $3.4 million or 307% is related to additional R&D expenses for our specialty pharmaceutical segment of $2.0 million and for our consumer products segment of $1.5 million. The increase in our specialty pharmaceutical segment is mostly related to preclinical work, development cost associated with our API, and expenses paid to outside consultants. The additional R&D expense in our consumer products segment is mostly related to additional personnel cost and cost for outside services for our new consumer product developments.
Selling, general and administrative (“SG&A”) expenses increased to $36.3 million during the nine months ended September 30, 2019 compared to $16.0 million in the first nine months of 2018. The increase of $20.3 million or 127% is mostly related to additional stock-based compensation expense, payroll expense related to the retirement of our former President and Chief Executive Officer ("Mona Jr.") and increases in our marketing activities to support our growth, sales commissions and payroll expense as a result of our increased headcount, driven by our consumer products segment. During the first quarter of 2019, we entered into a Settlement Agreement (the “Settlement Agreement”) with Mona Jr., pursuant to which we agreed that Mona Jr.’s resignation on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and Restricted Stock Units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain of our milestones are achieved related to the our drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). We also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from us. As a result of the Settlement Agreement, we recorded stock-based compensation expense related to the accelerated vesting of the RSU's and the modification of certain stock options of $5.1 million and $2.7 million in the first quarter of 2019, respectively.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2019 and 2018 is detailed below:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net income (loss)	$(651)	$(1,118)	$(1,769)	$3,674	$(379)	$3,295
Depreciation	170	—	170	122	—	122
Amortization	—	9	9	—	9	9
Interest expense (income)	(7)	—	(7)	31	—	31
Income tax expense	3	—	3	200	—	200
EBITDA	(485)	(1,109)	(1,594)	4,027	(370)	3,657
Stock-based compensation (1)	657	42	699	238	—	238
Common stock issued for professional services (2)	—	—	—	233	—	233
Adjusted EBITDA	$172	$(1,067)	$(895)	$4,498	$(370)	$4,128

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net income (loss)	$(7,134)	$(2,790)	$(9,924)	$7,898	$(798)	$7,100
Depreciation	506	—	506	349	—	349
Amortization	—	27	27	—	27	27
Interest expense (income)	(2)	—	(2)	150	—	150
Income tax expense	29	—	29	240	—	240
EBITDA	(6,601)	(2,763)	(9,364)	8,637	(771)	7,866
Stock-based compensation (1)	4,794	121	4,915	1,634	—	1,634
Common stock issued for professional services (2)	—	—	—	295	—	295
Stock-based compensation associated with employment settlement (3)	7,857	—	7,857	—	—	—
Payroll expense associated with employment settlement (4)	934	—	934	—	—	—
Adjusted EBITDA	$6,984	$(2,642)	$4,342	$10,566	$(771)	$9,795
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

(4)	Represents accrued payroll and related benefits associated with the retirement of our former President and Chief Executive Officer.

Liquidity and Capital Resources
A summary of our changes in cash flows for the nine months ended September 30, 2019 and 2018 is provided below:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$2,399	$9,926
Investing activities	(901)	(425)
Financing activities	(195)	(1,283)
Net increase in cash and restricted cash	1,303	8,218
Cash, cash equivalents and restricted cash, beginning of period	12,935	2,792
Cash, cash equivalents and restricted cash, end of period	$14,238	$11,010
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
Net cash provided by operating activities decreased by $7.5 million to $2.4 million in the nine months ended September 30, 2019 compared to $9.9 million in the nine months ended September 30, 2018. The primary reason for this decrease is our change in operating assets and liabilities, mostly driven by additional inventory of $1.5 million to support our future growth. We also invested in our drug and product development activities, additional marketing expense, payroll and cost for outside consultants to support our future growth of our consumer products operating segment. In addition, we incurred additional cost of $2.0 million for our pharmaceutical operating segment.
Investing Activities
Net cash used in investing activities increased by $0.5 million in the nine months ended September 30, 2019 compared to the prior year period. Net cash used in investing activity consists of equipment purchases and tenant improvements. During 2019, we purchased additional manufacturing equipment and completed tenant improvements to our main facility. We also invested in additional technology to support our e-commerce activities.
Financing Activities
Net cash used in financing activities decreased by $1.1 million in the nine months ended September 30, 2019 compared to the prior year period. The primary reason for the decrease is the repayment of our unsecured debt of $0.5 million and convertible debt of $0.6 million in 2018.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.1 (2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of January 26, 2013.
3.3 (3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4 (4)	Certificate of Incorporation of the Company, as amended.
3.5 (5)	Amendment to the Bylaws of the Company, as amended.
3.6 (6)	Bylaws of the Company, as amended.
4.1 (7)	CannaVEST Corp. Specimen Stock Certificate
10.1 † (8)	Amended and Restated 2013 Equity Incentive Plan, as amended.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document**
101 SCH*	XBRL Schema Document**
101 CAL*	XBRL Calculation Linkbase Document**
101 DEF*	XBRL Definition Linkbase Document**
101 LAB*	XBRL Labels Linkbase Document**
101 PRE*	XBRL Presentation Linkbase Document**
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
Dated November 5, 2019

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated November 5, 2019