Form 10-K
period 2019-12-31
CV Sciences, Inc.
filed 2020-03-30
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number: 000-54677

CV Sciences, Inc. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	80-0944970 (I.R.S. Employer Identification No.)

10070 Barnes Canyon Road, San Diego, CA 92121 (Address of principal executive offices) (Zip Code) Registrants telephone number, including area code 866-290-2157

Securities registered pursuant to Section 12(b) of the Act: None

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
The aggregate market value of the registrant's common stock held by non-affiliates as of June 28, 2019, based upon the closing price of the registrant's common stock as reported by the OTC:QB Marketplace on such date, was approximately $402 million. This calculation does not reflect a determination that persons are affiliates for any other purposes
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of March 30, 2020, the issuer had 99,851,942 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. Certain sections of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

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
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with OTC Markets; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; the risk that our results could be adversely affected by natural disaster, public health crises (including, without limitation, the recent Coronavirus Disease 2019, or COVID-19, outbreak), political crises, negative global climate patterns, or other catastrophic events; and other risks detailed from time to time in our filings with the SEC, or otherwise.
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

ii

PART I
ITEM 1. BUSINESS
Overview
CV Sciences, Inc. ("CV Sciences," "we," "our" or "us") operates two distinct business segments: a consumer product division focused on manufacturing, marketing and selling plant-based CBD products to a range of market sectors; and a drug development division focused on developing and commercializing CBD-based novel therapeutics utilizing CBD. The Company’s PlusCBD™ Oil products are sold at more than 5,500 retail locations throughout the U.S. and it is the top-selling brand of hemp-derived CBD in the natural product retail market, according to SPINS, the leading provider of syndicated data and insights for the natural, organic and specialty products industry. CV Sciences’ state-of-the-art facility follows all guidelines for Good Manufacturing Practices (GMP) and our hemp extracts are processed, produced, and tested throughout the manufacturing process to confirm the cannabinoid content meets strict company standards. With a commitment to science, PlusCBD™ Oil’s benefits in healthy people are supported by human clinical research data, in addition to three published clinical case studies available on PubMed.gov. PlusCBD™ Oil was the first hemp CBD supplement brand to invest in the scientific evidence necessary to receive self-affirmed Generally Recognized as Safe (GRAS) status. We have primary offices and facilities in San Diego, California.

Current Operations
Consumer Products
We manufacture, market and sell consumer products containing hemp-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care and specialty foods. We currently manufacture and distribute more than 50 products and we expect to continue to add new products to our PlusCBD™ portfolio to enhance our line of CBD and hemp-based consumer products. We also expect to develop and launch new brands to more effectively market and sell certain products.
Hemp-based CBD is one of more than 100 cannabinoids found in hemp, and is non-psychoactive. Our U.S. based operations oversee our raw material supply chain, raw material processing, product development and manufacturing, and sales and marketing. We will continue to scale operations to accommodate market conditions.
Specialty Pharmaceuticals
Our specialty pharmaceutical segment is developing cannabinoids to treat medical indications. Cannabinoids are compounds derived from the Cannabis sativa plant, which contain two primary cannabinoids, CBD, and tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has promising results in treating a range of medical indications. We acquired drug development assets in the CanX acquisition, utilizing CBD as the active pharmaceutical ingredient.
Our first patent-pending product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. There are currently no drugs approved by the U.S. Food & Drug Administration (“FDA”) for treatment of smokeless tobacco use and addiction. We believe this product candidate will provide treatment options for this significant unmet medical need. CVSI-007 is based on proprietary formulations, processes and technology that we believe are patent-protectable. In May 2016, we filed a patent application for these formulations and processes with the U.S. Patent and Trademark Office ("USPTO"). As of the filing date of this Annual Report, we are awaiting a response from the USPTO based on our updated submission, and anticipate a response from the USPTO during 2020.
We currently contract with qualified parties and contract research organizations for our preclinical research and Investigational New Drug Application (“IND”) preparation and development. Commercialization of future specialty pharmaceutical products in the United States and other territories may rely on licensing and co-promotion agreements with strategic partners. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could include a sales organization, internal sales support, an internal marketing group and distribution support. However, we anticipate that building such a commercial infrastructure will require significant investment.
Description of our Subsidiaries
CV Sciences was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with CV Sciences, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, we filed a Certificate of Amendment of Certificate of Incorporation reflecting our corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, we amended our Bylaws to reflect our corporate name change to “CV Sciences, Inc.”

On December 30, 2015, we completed the acquisition of CanX, Inc., a Florida-based specialty pharmaceutical corporation ("CanX"). Acquired assets included in-process research and development, trade names and non-compete agreements associated with pharmaceutical product development programs and a line of consumer products.
As of December 31, 2019, we no longer own interest in any subsidiaries. On August 7, 2019 we filed a Certificate of Cancellation for Plus CBD, LLC (formerly, “Global Hemp Source, LLC”) with the Secretary of State of California. CANNAVEST Acquisition, LLC, a Delaware limited liability company formed in connection with the CanX Acquisition was dissolved in 2018,  with administrative approval in Florida carrying over into January 2019 before final resolution.  We previously owned a 70% interest in CannaVest Europe, GmbH. On January 20, 2017, we filed for dissolution of CannaVest Europe, GmbH, with the District Court, Dusseldorf Germany, effective December 31, 2016. CannaVest Europe GmbH did not have any assets or liabilities at the time of its dissolution.
Government Regulation
We are subject to local and federal laws in our operating jurisdictions. We hold required licenses for product production and distribution and monitor changes in laws, regulations, treaties and agreements.
The Agriculture Improvement Act of 2018 known as the "2018 Farm Bill" is United States federal legislation signed into law on December 20, 2018 which provides much of the legal framework for the hemp-based CBD product category. The 2018 Farm Bill permanently removed “hemp” from the purview of the Controlled Substances Act, and accordingly, the Drug Enforcement Administration (“DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. Some of the immediate impact from this legislation includes the ability for farmers to access crop insurance and U.S. Department of Agriculture programs for certification and competitive grants. While the DEA is now officially not involved in hemp regulation, the FDA retains its authority to regulate ingestible and topical products, including those that contain hemp and hemp extracts such as CBD.
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
Market, Customers and Distribution Methods
The market, customers and distribution methods for hemp-based products are large and diverse. These markets range from hemp-based bio plastics to textiles. This is an ever-evolving distribution system that today includes early adopter retailers and ecommerce entities, and product development companies that use our PlusCBD™ brand oil to develop consumer products for distribution. The number of “mainstream” commercial and retail stores that currently stock and sell our products is increasing primarily through customer awareness and demand. We believe that as awareness grows for the “green”, environmentally-friendly products derived from hemp/cannabis, the consumer market will adapt its current product lines to integrate them with hemp-based additives or replace harmful components in their existing products with the components of hemp.
Our target customers for our consumer product segment include internet sales, direct-to-consumer health and wellness stores, collectives, cooperatives, master distributors, specialty retailers, convenience stores and food, drug and mass merchandise retailers. As we continue to develop our business, these markets may change, be re-prioritized or eliminated as management responds to consumer and regulatory developments.
Competition
The CBD-based consumer product industry is highly competitive and fragmented with numerous companies, consisting of publicly- and privately-owned companies. There are also large, well-funded companies that have indicated their intention to compete in the hemp-based product category in the U.S. We routinely evaluate internal and external opportunities to optimize value for shareholders through new product development or by asset acquisitions or sales, and believe we are well-positioned to capitalize in the growing CBD product category.

There are several companies developing cannabinoid therapeutics for a range of medical indications. The cannabinoid therapeutic area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD and THC, or a combination of CBD/THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals plc have focused on plant-based CBD formulations; while other companies such as Zynerba Pharmaceuticals Inc. and Insys Therapeutics Inc. have focused on synthetic CBD formulations.
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
We have a pending patent application for our product candidate CVSI-007 in the United States that will expire in 2036. CVSI-007 combines CBD and nicotine in treatment of smokeless tobacco use and addiction. As of the filing date of this Annual Report, we are awaiting a response from the USPTO based on our updated submission, and anticipate a response from the USPTO during 2020.
We review our intellectual property portfolio on a periodic basis and we will continue to broaden our portfolio in a fiscally prudent manner. We intend to file for patent protection on our pharmaceutical products based on proprietary formulations, processes and technology.
Research and Development
Our research and development costs have consisted primarily of salaries and related personnel expense, facilities and equipment expense and other costs related to both our consumer product and drug development business segments. We charge all research and development expenses to operations as incurred in the ongoing development of new consumer products and in development of our drug candidate CVSI-007. We incurred research and development expenses of $5.9 million and $1.9 million, respectively, for the years ended December 31, 2019 and 2018.
Source and Availability of Raw Materials
We have invested significant capital to develop and maintain relationships with growers on a global scale to ensure access to raw materials to support anticipated revenue growth. We have historically sourced our raw materials from well-established and well-recognized hemp growers in Europe. In addition, we have developed relationships with hemp growers in the United States and we expect to begin purchasing raw materials domestically as well. We have maintained access to these growers for their raw material supply, and continue to explore and develop other relationships to ensure that we can meet the expected demand for hemp-based consumer products well into the future.
Environmental Matters
Compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company.
Employees
As of December 31, 2019, we had a total of 125 employees, which included 118 full-time and 7 part-time employees. In addition to our full-time employees, we contract with third-parties for the conduct of certain marketing, sales and manufacturing efforts as well as certain preclinical, clinical and manufacturing activities related to drug development efforts. We have no collective bargaining agreements with our employees and none are represented by labor unions. Management believes the Company has good relationships with its employees.

ITEM 1A. RISK FACTORS
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
As of December 31, 2019, our primary facility consists of approximately 30,000 square feet of leased office, laboratory and warehouse space located in San Diego, California, which is leased through January 2026 and used by both of our business segments. In addition, we have a new 45,500 square foot production and warehouse facility located in San Diego, California, which is leased through October 2026. We lease an additional facility in San Diego related to our distribution activities that covers an aggregate of approximately 2,500 square feet, which is leased through March 2021. We believe that our existing facilities are sufficient to accommodate our current and future operations.

On March 3, 2020, we entered into a lease termination agreement for one of our facilities in San Diego. Under the terms of the agreement, the lessor has the right to terminate the lease by delivering a termination notice to us within 45 days of March 3, 2020. If the lessor does not provide the termination notice to us within 45 days, the lease termination agreement becomes null and void.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 12, Commitments and Contingencies, to our consolidated financial statements included in Part IV in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the OTC:QB under the symbol "CVSI." Trading of securities on the OTC:QB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations.
Holders of Common Stock
As of March 9, 2020, there were more than 46,000 beneficial shareholders of our common stock.
Dividend Policy
No cash dividends have been paid on our common stock for the 2019 and 2018 fiscal years and the Board of Directors has not considered any change in this practice, and has no intentions of considering any such change in the foreseeable future.
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

Unregistered Sales of Equity Securities
None.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
OVERVIEW
We are a life science company with two distinct business segments. Our consumer product segment is focused on manufacturing, marketing and selling hemp-based CBD products to a range of market sectors. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing CBD. We are traded on the OTC:QB, and our trading symbol is CVSI.
Our consumer product business segment manufactures, markets and sells a variety of consumer products containing hemp-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care and specialty foods.

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

Results of Operations
Comparison of the Years ended December 31, 2019 vs. December 31, 2018
Revenues and gross profit

	Year ended December 31,		Change
	2019	2018	Amount	%
	(in thousands)
Product sales, net	$53,696	$48,244	$5,452	11%
Cost of goods sold	18,608	14,366	4,242	30%
Gross profit	$35,088	$33,878	$1,210	4%
Gross margin	65.3%	70.2%
We had product sales of $53.7 million and gross profit of $35.1 million, representing a gross margin of 65.3% in 2019 compared with product sales of $48.2 million and gross profit of $33.9 million, representing a gross margin of 70.2% in 2018. We increased our product sales by $5.5 million or 11% in 2019 when compared to 2018 results. The sales increase in 2019 compared with 2018 is primarily due to an increase in distribution, customer awareness and demand for our branded PlusCBD™ products. We launched 18 new products during 2019, including topicals, which helped drive our overall sales. We also had a full year of sales of our 2018 new products, such as softgels and gummies. The second half of 2019 was adversely impacted by increased market competition mostly in the natural product channel and the continued impacts on retail customers as a result of the uncertain regulatory environment for CBD. As of December 31, 2019, our products were in 5,567 retail stores, of which 2,471 were with retailers in the food, drug and mass channel. The store count increased from 2,238 stores as of December 31, 2018. For the years ended December 31, 2019 and 2018, e-commerce sales accounted for 18.5% and 14.0% of revenue, respectively.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead, merchant card fees and shipping. Overhead cost includes manufacturing related personnel costs, facilities, depreciation, supplies, and quality assurance costs. Manufacturing related personnel costs consists of payroll, employee benefits and stock-based compensation. Cost of goods sold in 2019 increased due to higher sales volume and increased overhead costs. The gross profit increase in 2019 compared with 2018 is the result of our increased product sales. Gross margin decrease is primarily due to higher overhead cost and increased discounts as a result of the increased market competition in 2019.
Operating expense

	Year ended December 31,		Change
	2019	2018	Amount	%
	(in thousands)
Research and development expense	$5,877	$1,885	$3,992	212%
Percentage of revenue	10.9%	3.9%
Selling, general and administrative expense	$46,451	$21,746	$24,705	114%
Percentage of revenue	86.5%	45.1%
Research and development (“R&D”) expense increased to $5.9 million in 2019 compared to $1.9 million in 2018. The increase of$4.0 million or 212% is mostly related to additional R&D expenses for our specialty pharmaceutical segment of $2.9 million and for our consumer products segment of $1.1 million. We incurred $2.1 million and $1.0 million of R&D expense related to our consumer products segment in 2019 and 2018, respectively. The increase is mostly related to additional personnel cost and cost for outside services for our new consumer product developments. We incurred $3.8 million and $0.9 million of R&D expenses related to our specialty pharmaceutical segment in 2019 and 2018, respectively. The increase is mostly related to preclinical work, development cost associated with our active pharmaceutical ingredient ("API"), and expenses paid to outside consultants.
Selling, general and administrative (“SG&A”) expenses increased to $46.5 million in 2019 compared to $21.7 million in 2018. The increase of $24.7 million or 114% is mostly related to additional stock-based compensation expense of $9.5 million and payroll expense of $1.6 million related to the separation of our founders. SG&A expenses also increased due to additional marketing activities to support our anticipated growth, sales commissions and payroll expense as a result of our increased headcount, driven by our consumer products segment.
During the first quarter of 2019, we entered into a Settlement Agreement (the “Settlement Agreement”) with our founder, former President and Chief Executive Officer ("Mona Jr."), pursuant to which we agreed that Mona Jr.’s resignation on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and we agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and Restricted Stock Units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain of our milestones are achieved related to our drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). We also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from us. As a result of the Settlement Agreement, we recorded stock-based compensation expense related to the accelerated vesting of the RSU's and the modification of certain stock options of $5.1 million and $2.7 million in the first quarter of 2019, respectively.
In addition, on December 31, 2019, our former Chief Operating Officer and co-founder resigned. We recorded stock-based compensation expense related to the accelerated vesting of his unvested outstanding options of $1.7 million.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation expense, amortization expense, interest and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it helps to provide insights in trends in our business in addition to GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
We use Adjusted EBITDA in communicating certain aspects of our results and performance, including in this Annual Report, and believe that Adjusted EBITDA, when viewed in conjunction with our GAAP results and the accompanying reconciliation, can provide investors with additional understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of Adjusted EBITDA is useful to investors in making period-to-period comparison of results because the adjustments to GAAP are not reflective of our core business performance.
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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2019 and 2018 is detailed below:

	Year ended December 31, 2019			Year ended December 31, 2018
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net income (loss)	$(12,793)	$(3,817)	$(16,610)	$10,927	$(926)	$10,001
Depreciation	681	—	681	484	—	484
Amortization	—	35	35	—	35	35
Interest expense (income)	(15)	—	(15)	153	—	153
Income tax expense (benefit)	(615)	—	(615)	93	—	93
EBITDA	(12,742)	(3,782)	(16,524)	11,657	(891)	10,766
Stock-based compensation (1)	5,426	163	5,589	2,925	—	2,925
Common stock issued for professional services (2)	—	—	—	295	—	295
Stock-based compensation associated with founder employment settlements (3)	9,531	—	9,531	—	—	—
Payroll expense associated with founder employment settlements (4)	1,585	—	1,585	—	—	—
Adjusted EBITDA	$3,800	$(3,619)	$181	$14,877	$(891)	$13,986

(1)
Represents stock-based compensation expense related to stock options and warrants awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.

(2)	Represents common stock issued for professional services

(3)
Represents stock-based compensation expense related to accelerated vesting of RSU's, accelerated vesting of certain performance stock options and the modification of certain stock options associated with the separation of our founders.

(4)	Represents accrued payroll and related benefits associated with the separation of our founders.

Liquidity and Capital Resources
We recognized a net loss of $16.6 million in 2019 compared to net income of $10.0 million in 2018. Our net loss in 2019 was mostly driven by non-cash stock-based compensation charges of $15.1 million and depreciation and amortization of $0.7 million. We also incurred non-recurring payroll charges associated with the separation of our founders of $1.6 million. Our total cash on hand is $9.6 million as of December 31, 2019. Management believes the Company has the funds needed to continue its consumer product business segment and meet its other obligations over the next year from current revenues and cash flow. The Company is evaluating additional forms of financing. The Company’s net loss for its pharmaceutical business was approximately $3.8 million in 2019. Our pharmaceutical business segment may require additional capital over the next 12 months or delay of expenses related to our drug development activities. Management believes that the Company will be able to fund its drug development efforts in 2020 either through current cash flow or through external financing on terms acceptable to the Company. There can be no assurances, however, that the Company will be successful. If the Company is unable to generate sufficient cash flow or raise additional capital, the Company would likely be forced to curtail or delay pharmaceutical development.
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The COVID-19 pandemic, as it was declared by the World Health Organization, has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
We expect COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail and grocery store closures to negatively impact our operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations. In response to the continuing uncertainty resulting from COVID-19, we are in the process of implementing strategic cost reductions, including reductions in employee headcount and vendor spending, delay of expenses related to our drug development activities, and we may be required to make further reductions in employee headcount. We believe that our cash and cash equivalents on hand and these cost reduction measures, as needed, will provide sufficient liquidity to fund our operations for the next 12 months from the issuance of the consolidated financial statements.

A summary of our changes in cash flows for the years ended December 31, 2019 and 2018 is provided below:

	Year ended December 31,
	2019	2018
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(2,227)	$12,559
Investing activities	(1,147)	(1,244)
Financing activities	47	(1,172)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,327)	10,143
Cash, cash equivalents and restricted cash, beginning of year	12,935	2,792
Cash, cash equivalents and restricted cash, end of year	$9,608	$12,935
Operating Activities
Net cash provided by or (used in) operating activities includes net income (loss) adjusted for non-cash expenses such as stock-based compensation, depreciation and amortization, bad debt expense and other non-cash items. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.
Net cash used in operating activities was $2.2 million in 2019 compared to net cash provided by operating activities of $12.6 million in 2018, a decrease of $14.8 million. The primary reason for this decrease is our reduced profitability and change in operating assets and liabilities, mostly driven by additional inventory of $1.7 million to support our future growth. We also invested in our drug and product development activities, additional marketing expense, payroll and cost for outside consultants to support our future growth of our consumer products operating segment. In addition, we incurred additional cost of $2.9 million for our pharmaceutical operating segment.
Investing Activities
Net cash used in investing activities was $1.1 million in 2019 compared with $1.2 million for 2018. Net cash used in investing activity consists of equipment purchases and tenant improvements. During 2019, we purchased additional manufacturing equipment for our expansion and tenant improvements to our main facility. We also invested in additional technology to support our e-commerce activities.
Financing Activities
Net cash used in financing activities decreased $1.2 million from 2018 to 2019. The primary reasons for the decrease are the repayment of our unsecured debt of $1.0 million and convertible debt of $0.7 million in 2018. Our financing activities in 2019 consisted of proceeds from stock option exercises of $0.5 million, offset by repayment of our insurance financing of $0.5 million.

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
Goodwill and Intangible Assets – We evaluate the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles Goodwill and Other and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. All of the Company's goodwill and intangible assets are assigned to the Company's specialty pharmaceutical segment

We conducted our annual review for goodwill impairment during the fourth quarter of 2019 and is performed at our reporting unit level. Our goodwill impairment review involves the following steps:

Step 0 or Qualitative assessment - Evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and intangible assets. The factors we consider include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance or events-specific to that reporting unit. If or when we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, we would move to Step 1 of the quantitative method.

Step 1 - Compare the fair value for each reporting unit to its carrying value, including goodwill. Fair value is determined based on estimated discounted cash flows. If the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value, we would proceed to Step 2. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 - Allocate the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the goodwill. Then, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

During the annual review, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill and, therefore, goodwill was not impaired.
We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates.
We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. In-process research and development ("IPR&D") has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. This method of amortization approximates the expected future cash flow generated from their use. Our intangible assets are included in our specialty pharmaceutical segment. No impairments were identified during the years ended December 31, 2019 and 2018.
Revenue Recognition – The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, which is primarily related to our Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on our selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. We recognize revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. We accrue for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.3 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

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
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. Through September 30, 2019, the Company determined expected volatility based on the Company’s peer group, consisting of five companies in the industry in which the Company does business because the Company did not have sufficient historical volatility data. Starting on October 1, 2019, the Company had sufficient historical volatility data, and used its own volatility. In the future, as the Company gains historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, a material weakness in internal control related to management’s lack of maintaining appropriate staffing in its accounting department with the appropriate level of technical expertise and experience, resulting in insufficient oversight of the financial reporting function. As described below, management has developed and implemented remediation actions to address the material weakness and further actions are ongoing as of December 31, 2019. The Company has not had sufficient time to test the effectiveness of the remediation actions. As a result, the material weakness continues to be present as of December 31, 2019. This control deficiency could have resulted in other misstatements in the financial statements and disclosures that would result in a material misstatement to the annual or interim financial statements that might not have been prevented or detected.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which appears on page F-3 and F-4 of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the remediation actions described below related to the material weakness in our internal controls, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation- During the year ended December 31, 2019, we undertook the following remediation measures:

•	Hiring a CFO;

•	Hiring additional finance and accounting professionals performing supervisory review and monitoring activities, including a Corporate Controller;

•	Implementing a risk assessment process to appropriately identify risks of material misstatement and design and implement controls responsive to such risks;

•	Implementing additional review procedures to ensure control activities are appropriately performed and evidence of the performance of such control activities is retained; and

•	Enhancing our quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.
In addition to the actions described above, we plan to implement the following remediation actions for fiscal year 2020:

•	Engaging external consultants, as necessary, to assist in the continued development of our risk assessment process and identification of internal controls responsive to such risks;

•	Performing educational sessions throughout the organization regarding the requirements for appropriate documentation and evidence to demonstrate the operating effectiveness of our internal controls;

•	Continued hiring of additional finance and accounting individuals.
We believe that the actions already implemented in addition to those which we plan to implement during fiscal year 2020 will remediate the material weakness once management has performed its assessment of our internal controls over financial reporting including the remedial measures described above. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings "Election of Directors," "Corporate Governance," "Our Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.
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

The following consolidated financial statements of the Company are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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
2.2 (2)
Agreement and Plan of Reorganization, dated December 30, 2015, by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative

2.3 (3)	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative
3.1 (1)	Certificate of Incorporation of CannaVest Corp., as filed on July 26, 2013.
3.2 (1)	Bylaws of CannaVest Corp., dated as of June 26, 2013.
3.3 (3)	Bylaws of the Company, as amended.
3.4 (4)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016
3.5 (5)	Certificate of Incorporation of the Company, as amended.
3.6 (6)	Certificate of Amendment to the Bylaws of the Company, as amended.
3.7 (7)	Certificate of Amendment to the Bylaws of the Company, as amended.
4.1 (8)	CannaVest Corp. Specimen Stock Certificate
10.1 † (9)	Form of Stock Option Award Grant Notice and Form of Stock Award Agreement.
10.3 (10)	Promissory Note, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.4 (10)	Common Stock Purchase Warrant, dated January 29, 2016, issued by the Company to Wiltshire, LLC.
10.5 (11)	Form of Common Stock Purchase Warrant, issued by the Company to Bart Mackay, dated July 6, 2016.
10.6 † (12)	Amended and Restated 2013 Equity Incentive Plan, as amended.
10.7 † (13)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.
10.8 † (13)	Employment Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling
10.9 † (13)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.10 † (13)	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.
10.11 † (13)	Non-Qualified Stock Option Agreement, by and between the Company and Joseph Dowling, dated July 6, 2016.
10.12 † (13)	Non-Qualified Stock Option Agreement, by and between the Company and Michael Mona, III, dated July 6, 2016.
10.13 (14)	Form of Securities Purchase Agreement, dated March 1, 2017, by and between the Company and Iliad Research and Trading, L.P.
10.14 (14)	Form of Secured Convertible Promissory Note, issued by the Company on March 1, 2017, to Iliad Research and Trading, L.P.
10.15 (14)	Security Agreement, dated March 1, 2017, by and between the Company and Iliad Research and Trading, L.P.
10.17 † (13)	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.
10.18 † (13)	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona, III.
10.19 † (13)	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.
10.20 † (13)	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling.
10.21 † (13)	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, III.
10.22 † (13)	Non-Qualified Stock Option Agreement, dated March 15, 2017, by and between the Company and Michael Mona, Jr.
10.23 † (15)	Non-Qualified Stock Option Agreement, dated April 7, 2017, by and between the Company and Joseph Dowling.
10.24 † (15)	Non-Qualified Stock Option Agreement, dated April 7, 2017, by and between the Company and Michael Mona, III.

Exhibit No.	Description of Exhibit
10.25 (16)	Amendment No. 4 to the Secured Convertible Promissory Note, dated August 2, 2017, by and between the Company and Iliad Research and Trading, L.P., dated May 25, 2016.
10.26 † (17)	Employment Agreement, dated June 8, 2018, by and between the Company and Mr. Mona, Jr.
10.27 † (17)	Restricted Stock Unit Award Agreement, dated June 8, 2018, by and between the Company and Mr. Michael Mona, Jr.
10.28 † (17)	Employment Agreement, dated June 14, 2018, by and between the Company and Mr. Joseph Dowling.
10.29 † (17)	Employment Agreement, dated June 14, 2018, by and between the Company and Mr. Michael Mona, III.
10.30 (17)	Consent to Judgment.
10.31 (17)	Consent to Judgment.
10.32 † (18)	Employment Agreement, dated December 26, 2018, by and between the Company and Mr. Joerg Grasser.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Tanner LLC
31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document**
101 SCH*	XBRL Schema Document**
101 CAL*	XBRL Calculation Linkbase Document**
101 LAB*	XBRL Labels Linkbase Document**
101 PRE*	XBRL Presentation Linkbase Document**
101 DEF*	XBRL Definition Linkbase Document**

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

(1)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.

(2)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.

(3)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2017.

(4)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.

(5)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.

(6)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 26, 2016.

(7)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 22, 2017.

(8)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.

(9)	Incorporated by reference from an exhibit to our Form S-8 filed on October 6, 2014.

(10)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 3, 2016.

(11)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 11, 2016.

(12)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on June 17, 2019.

(13)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 1, 2016.

(14)	Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 7, 2017.

(15)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 30, 2018.

(16)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2017.

(17)	Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 1, 2018.

(18)	Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 12, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV Sciences, Inc. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer
Dated March 30, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Dowling	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
Joseph D. Dowling

/s/ Joerg Grasser	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
Joerg Grasser

/s/ Terri Funk Graham	Director	March 30, 2020
Terri Funk Graham

/s/ Dr. Joseph C. Maroon	Director	March 30, 2020
Dr. Joseph C. Maroon

/s/ James McNulty	Director	March 30, 2020
James McNulty

/s/ Dr. Paul Blake	Director	March 30, 2020
Dr. Paul Blake

/s/ Beth Altman	Director	March 30, 2020
Beth Altman

CV Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CV Sciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CV Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases, using the optional alternative transition method.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 30, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors CV Sciences, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CV Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 30, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the Company did not maintain appropriate staffing in its accounting department with the appropriate level of technical expertise, resulting in insufficient oversight of the financial reporting function. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and this report does not affect our report on such financial statements.
/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CV Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CV Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Tanner LLC

Salt Lake City, Utah
March 12, 2019

We began serving as the Company's auditors in 2016. In 2019, we became the predecessor auditors.

CV SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$9,107	$12,684
Restricted cash	501	251
Accounts receivable, net	2,177	3,340
Inventory	9,971	7,132
Prepaid expenses and other (Note 11)	10,611	2,059
Total current assets	32,367	25,466

Inventory	—	1,418
Property & equipment, net	3,615	2,844
Operating lease assets	8,709	—
Intangibles, net	3,766	3,801
Goodwill	2,788	2,788
Other assets	1,442	585
Total assets	$52,687	$36,902

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,617	$1,245
Accrued expenses (Note 11)	10,856	2,673
Operating lease liability - current	723	—
Notes payable	—	474
Total current liabilities	13,196	4,392

Operating lease liability	9,517	—
Deferred rent	—	1,329
Deferred tax liability	421	1,065
Other liabilities	406	—
Total liabilities	23,540	6,786

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000 shares authorized; 99,416 and 94,940 shares issued and outstanding as of December 31, 2019 and 2018, respectively	10	9
Additional paid-in capital	70,774	55,134
Accumulated deficit	(41,637)	(25,027)
Total stockholders' equity	29,147	30,116

Total liabilities and stockholders' equity	$52,687	$36,902
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018
Product sales, net	$53,696	$48,244
Cost of goods sold	18,608	14,366
Gross profit	35,088	33,878

Operating expenses:
Research and development	5,877	1,885
Selling, general and administrative	46,451	21,746
	52,328	23,631

Operating income (loss)	(17,240)	10,247

Interest (income) expense, net	(15)	153

Income (loss) before income taxes	(17,225)	10,094
Income tax (benefit) expense	(615)	93
Net income (loss)	$(16,610)	$10,001

Weighted average common shares outstanding
Basic	97,861	91,916
Diluted	97,861	114,470

Net income (loss) per common share
Basic	$(0.17)	$0.11
Diluted	$(0.17)	$0.09
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2017	90,513	$9	$51,400	$(35,028)	$16,381
Issuance of common stock for professional services	225	—	295	—	295
Exercise of stock options	1,489	—	514	—	514
Issuance of common stock from exercise of warrants on a net issuance basis	2,713	—	—	—	—
Stock-based compensation	—	—	2,925	—	2,925
Net income	—	—	—	10,001	10,001
Balance - December 31, 2018	94,940	9	55,134	(25,027)	30,116
Issuance of common stock under employee benefit plan	4,476	1	520	—	521
Stock-based compensation	—	—	5,589	—	5,589
Stock-based compensation associated with founders employment settlements (Note 11)	—	—	9,531	—	9,531
Net loss	—	—	—	(16,610)	(16,610)
Balance - December 31, 2019	99,416	$10	$70,774	$(41,637)	$29,147
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(16,610)	$10,001
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	716	519
Amortization of beneficial conversion feature of convertible debts	—	51
Common stock issued for professional services	—	295
Stock-based compensation	5,589	2,925
Stock-based compensation associated with founders employment settlements (Note 11)	9,531	—
Bad debt expense	236	49
Inventory write-down	248	—
Non-cash lease expense	817	—
Deferred taxes	(644)	(10)
Change in operating assets and liabilities:
Accounts receivable	927	(1,882)
Inventory	(1,669)	(60)
Prepaid expenses and other current assets	(3,016)	(832)
Accounts payable and accrued expenses	1,648	1,308
Deferred rent	—	195
Net cash provided by (used in) operating activities	(2,227)	12,559

INVESTING ACTIVITIES
Purchase of equipment	(1,118)	(893)
Tenant improvements to leasehold real estate	(29)	(351)
Net cash used in investing activities	(1,147)	(1,244)

FINANCING ACTIVITIES
Repayment of convertible debt in cash	—	(660)
Repayment of unsecured debt	(474)	(1,026)
Proceeds from exercise of stock options	521	514
Net cash provided by (used in) financing activities	47	(1,172)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,327)	10,143
Cash, cash equivalents and restricted cash, beginning of year	12,935	2,792
Cash, cash equivalents and restricted cash, end of year	$9,608	$12,935
The accompanying notes are an integral part of these statements.

	For the years ended December 31,
	2019	2018
Supplemental cash flow disclosures:
Interest paid	$9	$153
Income taxes paid	99	70

Supplemental disclosure of non-cash transactions:
Purchase of property and equipment in accounts payable and accrued expenses	$89	$—
Operating ROU lease assets obtained in exchange for operating lease liabilities	5,405	—
Recognition of equity award and withholding obligation and receivable (Note 11)	6,409	—
Purchase of insurance through issuance of note payable	—	533
The accompanying notes are an integral part of these statements.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS
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
Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The consolidated financial statements include the accounts of CV Sciences, Inc., the accounts of its wholly-owned subsidiaries of Plus CBD, LLC and CANNAVEST Acquisition, LLC, and the accounts of a 70% interest in CannaVest Europe, GmbH. On January 20, 2017, the Company filed for dissolution of CannaVest Europe, GmbH, with the District Court, Dusseldorf Germany, effective December 31, 2017. CANNAVEST Acquisition, LLC, a Delaware limited liability company formed in connection with the CanX Acquisition, was dissolved in 2018, with administrative approval in Florida carrying over into January 2019 before final resolution. On August 7, 2019, the Company filed for dissolution of Plus CBD, LLC (formerly, “Global Hemp Source, LLC”) with the Secretary of State of California. As a result, the Company no longer owns interests in any subsidiaries as of December 31, 2019. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, inputs for valuing equity awards, valuation of inventory, assumptions related to revenue recognition and the allowance for doubtful accounts.
Concentrations of Credit Risk – As of December 31, 2019, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $0.3 million per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $8.4 million as of December 31, 2019.
The majority of our raw materials purchases for the years ended December 31, 2019 and 2018 were sourced from one supplier in Europe. There was no concentration of accounts receivable or revenue as of and for the years ended December 31, 2019 and 2018.
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

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company's Level 1 assets are comprised of $4.0 million in money market funds which are classified as cash equivalents. In addition, the Company's restricted cash of $0.5 million is comprised of certificates of deposit. The carrying value of the cash equivalents and restricted cash approximated the fair value as of December 31, 2019. The Company did not have any cash equivalents as of December 31, 2018. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of December 31, 2019 and 2018.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2019 and 2018.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2019 and 2018.

Liquidity Considerations – In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The COVID-19 pandemic, as it was declared by the World Health Organization, has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
Management expects COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail and grocery store closures to negatively impact its operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact its ability to meet future obligations. In response to the continuing uncertainty resulting from COVID-19, management is in the process of implementing strategic cost reductions, including reductions in employee headcount and vendor spending, delay of expenses related to our drug development activities, and may be required to make further reductions in employee headcount. Management believes that its cash and cash equivalents on hand and these cost reduction measures, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the consolidated financial statements.
Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2019, the Company had cash of $5.1 million, and cash equivalents of $4.5 million. As of December 31, 2018, the Company had no cash equivalents.
Restricted Cash – The Company’s restricted cash as of December 31, 2019 consists of certificates of deposits related to the Company's corporate credit card program. As of December 31, 2018, the Company had restricted cash withheld by former credit card processors of $0.3 million. The Company previously had an arrangement with its former credit card processor which provided the credit card processor with the right to withhold a cash reserve balance from the Company’s credit card receipt transactions for a period of time not to exceed 270 days, for which the credit card processor will refund the Company the entire amounts withheld at their sole discretion. During the year ended December 31, 2019, the Company fully reserved the outstanding amount from the former credit card processor.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown in the statement of cash flows as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$9,107	$12,684
Restricted cash	501	251
Total cash and restricted cash shown in the statements of cash flows	$9,608	$12,935
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
Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of each December 31, 2019 and 2018, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $0.4 million and $0.2 million, respectively.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. Cost includes costs directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, manufacturing overhead, shipping and depreciation of manufacturing equipment and production facilities. Manufacturing overhead includes payroll, employee benefits, utilities, maintenance and property taxes. Total shipping and handling costs were $2.7 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively, and are recorded in cost of goods sold.
The Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable items.

Our inventory production process includes the cultivation of botanical raw material. Because of the duration of the cultivation process, a portion of our inventory will not be sold within one year. Starting April 1, 2019, consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
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
Impairment of Long-Lived Assets – In accordance with Accounting Standards Codification (“ASC”) Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the assets are expected to generate. If the carrying amount of an asset is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. As of December 31, 2019 and 2018, the Company determined that long-lived assets were not impaired.
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

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In-process research & development ("IPR&D") has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
The Company completed its annual impairment assessment during the fourth quarter of 2019 and 2018. No impairments were identified during the years ended December 31, 2019 and 2018.
Revenue Recognition – The majority of the Company's revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of its products, which is primarily related to the Company's Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on the Company's selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. The Company recognizes revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. The Company accrues for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.3 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.
Compensation and Benefits – The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily information technology and project management activities. The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. The Company began matching contributions in January 2018. The Company made matching contributions of $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.
Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $2.1 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively. Research and development expense for the specialty pharmaceutical segment was $3.8 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.
Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its PlusCBD™ branded products. Advertising costs of $2.5 million and $0.9 million were expensed as incurred during the years ending December 31, 2019 and 2018, respectively.
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
Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2019 and 2018 the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2013.
Comprehensive Income – Comprehensive income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. There have been no items qualifying as other comprehensive income and, therefore, the Company's comprehensive income was the same as its reported net income (loss) for the years ended December 31, 2019 and 2018.
Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the potential impact of Topic 326 on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU for 2019. The Company is currently evaluating the potential impact of ASU 2019-12 on the Company’s consolidated financial statements.
Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted Topic 842, as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the optional alternative transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company elected to apply the hindsight practical expedient when determining lease term and assessing impairment of operating lease assets. The Company also applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of operating lease assets of approximately $4.1 million and lease liabilities for operating leases of approximately $5.5 million on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations. See Note 13 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of ASC Topic 606. This ASU became effective for the Company on January 1, 2019. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements ("ASC 2018-09"). This ASU makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASU 2018-09 in the first quarter of 2019. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company early adopted this ASU during the quarter ended June 30, 2019, and applied the guidance prospectively to implementation costs incurred in new cloud computing arrangements. As of December 31, 2019, the Company has capitalized $0.9 million of implementation costs which is included in Other Assets.

3.	INVENTORY
Inventory as of December 31, 2019 and 2018 was comprised of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$4,503	$4,687
Work in process	415	557
Finished goods	5,053	3,306
	$9,971	$8,550
As of December 31, 2019 and 2018, the Company had inventory outside the United States of $0.3 million and $0.5 million, respectively. During the year ended December 31, 2019, the Company recorded an inventory write-down of $0.2 million. No inventory write-downs were recorded for the year ended December 31, 2018.

4.	PROPERTY & EQUIPMENT
Property and equipment, net, as of December 31, 2019 and 2018 were as follows (in thousands):

		December 31,
	Useful Lives	2019	2018
Office furniture and equipment	3 years	$1,285	$1,189
Tenant improvements	*	1,925	1,897
Laboratory and other equipment	5 years	691	641
Construction in progress		1,269	—
		5,170	3,727
Less: accumulated depreciation		(1,555)	(883)
		$3,615	$2,844
* Tenant improvements are amortized over the lesser of the remaining term of the related lease or the estimated useful life of the tenant improvements.
Depreciation expense for the years ended December 31, 2019 and 2018 was $0.7 million and $0.5 million, respectively.

5.	INTANGIBLE ASSETS
Intangible assets consist of the following as of December 31, 2019 and 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Balance - December 31, 2019:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	80	20	5
Non-compete agreements	77	61	16	5
	$3,907	$141	$3,766

Balance - December 31, 2018:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	60	40	5
Non-compete agreements	77	46	31	5
	$3,907	$106	$3,801
The Company did not incur costs to renew or extend the term of acquired intangible assets for the years ended December 31, 2019 and 2018. Amortization expense for intangible assets was $35 thousand for the years ended December 31, 2019 and 2018. The Company expects future amortization expense of $36 thousand for the year ending December 31, 2020.

6.	ACCRUED EXPENSES
Accrued expenses as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Accrued payroll expenses (1)	$8,787	$1,222
Other accrued liabilities	2,069	1,451
	$10,856	$2,673
(1) This includes a $6.6 million tax liability associated with a related party transaction as discussed in Note 11.

7.	NOTES PAYABLE
In October 2018, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies, which was amended in January 2019. The amount financed was $0.5 million and bears interest at a rate of 5.15%. The Company was required to make monthly payments of $0.1 million through July 2019. As of December 31, 2019 there was no outstanding balance. The outstanding balance was $0.5 million as of December 31, 2018.
The Company previously entered into promissory notes and convertible notes with different lenders. During the year ended December 31, 2018, the Company repaid all remaining amounts outstanding under these agreements, and there was no outstanding balance as of December 31, 2018.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS EQUITY
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of December 31, 2019 and 2018, the Company had 99,416,000 and 94,940,000 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of December 31, 2019, and 2018, there is no preferred stock issued and outstanding.

9.	STOCK-BASED COMPENSATION

On June 11, 2019, the Company's stockholders approved an amendment to the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). The Amended 2013 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. This plan serves as the successor to the 2013 Equity Incentive Plan. There were no option awards under the 2013 Equity Incentive Plan prior to it being amended and restated.
The amendment was to increase the number of shares that may be issued under the 2013 Plan by an additional 3,000,000 shares. The Company’s stockholders also approved to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. There are currently 34,976,000 shares authorized for issuance under the 2013 Plan. As of December 31, 2019, the Company had 8,863,000 authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan.
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
The Company recognized stock-based compensation expense of $15.1 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and restricted stock units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019. In addition, on December 31, 2019, the Company's former Chief Operating Officer and co-founder ("Mona III") resigned from the Company. The Company recorded stock-based compensation expense related to the accelerated vesting of Mona III's unvested outstanding options of $1.7 million during the year ended December 31, 2019 with no assumed forfeiture rate.
As of December 31, 2019, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $4.8 million which is expected to be recognized over a weighted-average period of 2.1 years.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes activity related to the Company's stock options and includes 10,000,000 options issued prior to December 31, 2018 outside of the Amended 2013 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2018	24,775	$0.51	7.5	$94,206
Granted	5,415	2.07	—	—
Exercised	(1,534)	0.39	—	—
Forfeited	(551)	1.62	—	—
Expired	—	—	—	—
Outstanding - December 31, 2019	28,105	0.80	5.4	12,335

Exercisable - December 31, 2019	25,729	0.57	5.1	13,605
Vested or expected to vest - December 31, 2019	28,105	$0.80	5.4	$12,335
The total intrinsic value of stock options exercised during the year ended December 31, 2019 and 2018 was $4.3 million and $5.9 million, respectively.
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. As of December 31, 2019, there were 8,000,000 remaining unvested stock options granted outside of the 2013 Plan which vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	For the years ended December 31,
	2019	2018
Volatility	126.1%	90.1%
Risk-Free Interest Rate	1.6%	2.6%
Expected Term (in years)	2.74	5.44
Dividend Rate	0.0%	0.0%
Fair Value Per Share on Grant Date	$1.92	$0.72
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. Through September 30, 2019, the Company determined expected volatility based on the Company’s peer group, consisting of five companies in the industry in which the Company does business because the Company did not have sufficient historical volatility data. Starting on October 1, 2019, the Company had sufficient historical volatility data, and used its own volatility. In the future, as the Company gains historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes RSU activity that contain only service requirements to vest for the Amended 2013 Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
RSU's outstanding - December 31, 2018	2,950	$2.14
Granted	—	—
Vested	(2,950)	2.14
Cancellations	—	—
RSU's outstanding - December 31, 2019	—	$—
The total fair value of RSU's vested during the year ended December 31, 2019 was $6.3 million.
During the year ended December 31, 2018, warrants to purchase 2,850,000 were exercised on a net issuance basis, resulting in the issuance of 2,713,000 shares of common stock.

10.	NET INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the years ended December 31,
	2019	2018
Numerator:
Net income (loss)	$(16,610)	$10,001
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	97,861	91,916
Dilutive potential common stock outstanding:
Stock options	—	13,389
RSU's	—	2,950
Performance stock options	—	6,215
Weighted average common shares outstanding for diluted	97,861	114,470
Basic net income (loss) per share	$(0.17)	$0.11
Diluted net income (loss) per share	$(0.17)	$0.09

The following Common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive: 28,105,000 and 850,000 stock options and RSUs for the years ended December 31, 2019 and 2018, respectively, and 8,000,000 and 10,750,000 unvested stock options for the years ended December 31, 2019 and 2018, respectively, which vest upon the completion of future performance conditions.

11.	RELATED PARTIES

As of December 31, 2019, the Company has a payable to its founders recorded of $1.3 million. The amount is mostly related to termination benefits associated with their separation from the Company. The termination benefits are payable via regular payroll through June 2021. The Company recorded $0.9 million in accrued expenses and $0.4 million in other liabilities.

As part of the Settlement Agreement, 2,950,000 RSUs vested and were issued to Mona Jr. The vesting of the RSU's is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) and included in the Company’s payroll tax filing at the time of vesting. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its consolidated balance sheet as of December 31, 2019 in an amount of $6.6 million which was recorded as a component of Accrued expenses. The Company has recorded an offsetting receivable for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. This resulted in a receivable of $6.4 million as of December 31, 2019 which was recorded in the line item Prepaid expenses and other on the consolidated balance sheet. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. However, if the amount is not paid, the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of December 31, 2019.

12.	COMMITMENTS AND CONTINGENCIES
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
On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims are premised on the same event as the Complaint. The Company and Mr. Ruth previously agreed to stay the action pending the conclusion of discovery in the Complaint. Now that the Complaint has been dismissed, the stay has been lifted. On September 20, 2019, the Company filed a motion to dismiss the Ruth Complaint. Mr. Ruth filed a response to our motion, and we are currently awaiting a ruling from the court. Management intends to vigorously defend the allegations.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith suit and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection had been “finally rejected” by the United States Patent and Trademark Office (USPTO). On November 15, 2018, the Court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties have recently commenced discovery in the action. Management intends to vigorously defend the allegations. Three shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. These derivative suits are currently stayed pending the outcome of the Company's motion to dismiss the Smith Complaint. Management intends to vigorously defend the allegations.
On December 3, 2019, Michelene Colette filed a purported class action complaint in the Central District of California, alleging the labeling on the Company’s products violated the Food, Drug, and Cosmetic Act of 1938 (the “Colette Complaint”). On February 6, 2020, the Company filed a motion to dismiss the Colette Complaint. Instead of opposing our motion, plaintiffs elected to file an amended complaint on February 25, 2020. On March 11, 2020, we filed a motion to dismiss the amended complaint. Management intends to vigorously defend the allegations.
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

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	LEASES
The Company has entered into operating leases primarily for real estate. These leases are for the Company's operations, production, warehouse, sales, marketing and back office functions and have terms which range from 2 to 3 years, and do not include an option to renew. These operating leases are included in "Operating lease assets" on the Company's December 31, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Operating lease liability - current" and "Operating lease liability" on the Company's December 31, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized operating lease assets of $4.1 million and lease liabilities for operating leases of $5.5 million on January 1, 2019, which includes derecognition of previously recorded deferred rent of $1.3 million. As of December 31, 2019, the Company had an additional operating lease obligation of $5.4 million and operating lease asset of $5.1 million related to the lease for the new 45,500 square foot production and warehouse facility located in San Diego, California with a lease term of 7.0 years. As of December 31, 2019, total operating lease assets and operating lease liabilities were $8.7 million and $10.2 million, respectively. The Company has entered into one short-term facility operating lease, with an initial term of twelve months or less. This lease is not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term.
In the year ended December 31, 2019, the Company recognized approximately $1.5 million, in total lease costs, which was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial.
Because the rate implicit in each lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, which the Company determined based on comps obtained from lenders for similar financing. The Company has certain contracts for real estate which may contain lease and nonlease components which it has elected to treat as a single lease component. Cash paid for operating lease liabilities for the year ended December 31, 2019 was $1.1 million. Information related to the Company's operating lease assets and related lease liabilities were as follows:

December 31, 2019
Weighted average remaining lease term (in months)	77.04
Weighted average discount rate	6.5%
Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Year ending December 31,
2020	$1,370
2021	1,966
2022	1,993
2023	2,058
2024	2,120
Thereafter	3,260
12,767
Less imputed interest	(2,527)
Total lease liabilities	$10,240

Current operating lease liabilities	$723
Non-current operating lease liabilities	9,517
Total lease liabilities	$10,240

Prior to January 1, 2019, the Company accounted for leases under the previous U.S. GAAP lease guidance, Accounting Standards Codification Topic 840, Leases. The following table provides the Company's operating lease commitment as of December 31, 2018 (in thousands):

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Commitment
2019	$925
2020	961
2021	923
2022	929
2023	957
Thereafter	2,085
$6,780
The Company incurred rent expense of $0.7 million for the year ended December 31, 2018.

14.	SEGMENT INFORMATION
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
The following table presents information by reportable operating segment for the years ended December 31, 2019 and 2018 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Year ended December 31, 2019:
Product sales, net	$53,696	$—	$53,696

Gross profit	$35,088	$—	$35,088
Research and development	2,106	3,771	5,877
Selling, general and administrative	46,405	46	46,451
Operating loss	$(13,423)	$(3,817)	$(17,240)

Year ended December 31, 2018:
Product sales, net	$48,244	$—	$48,244

Gross profit	$33,878	$—	$33,878
Research and development	1,008	877	1,885
Selling, general and administrative	21,697	49	21,746
Operating income (loss)	$11,173	$(926)	$10,247
The Company's specialty pharmaceutical segment includes goodwill of $2.8 million as of December 31, 2019 and 2018. In addition, the Company's intangible assets of $3.8 million as of December 31, 2019 and 2018, are included in the specialty pharmaceutical segment. All other assets are included in the consumer products segment as of December 31, 2019 and 2018. Substantially all of the Company's sales are to U.S. based customers.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES
The Company is subject to taxation in the U.S. and California state jurisdictions. The Company’s pretax loss for the years ended December 31, 2019 and 2018, were generated by domestic operations. The income tax expense (benefit) for the years ended December 31, 2019 and 2018 was comprised of the following (in thousands):

	For the years ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	29	103
Total current tax expense	29	103
Deferred:
Federal	(640)	(8)
State	(4)	(2)
Total deferred tax (benefits)/expense	(644)	(10)
Provision for income taxes	$(615)	$93
A reconciliation of the expected income tax expense (benefit) at the federal statutory rate of 21% for the years ended December 31, 2019 and 2018, and the income tax expense (benefit) reported in the financial statements is as follows:

	For the years ended December 31,
	2019		2018
	Amount	% of pretax income (loss)	Amount	% of pretax income (loss)
Income tax expense (benefit) at federal statutory rate	$(3,624)	21.0%	$2,120	21.0%
State taxes, net of federal effect	(1,142)	6.6	(61)	(0.6)
Other permanent differences	43	(0.2)	117	1.2
Stock-based compensation	(274)	1.6	(2,680)	(26.6)
Non-deductible officer compensation (IRC 162(m))	1,242	(7.2)	—	—
Non-deductible interest on convertible notes	—	—	11	0.1
R&D tax credits	(320)	1.9	—	—
Other	(241)	1.4	—	—
Increase in valuation allowance	3,701	(21.5)	586	5.8
Income tax expense (benefit)	$(615)	3.6%	$93	0.9%

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$2,627	$1,608
Business credit carryforwards	620	100
Intangible assets	890	1,002
Stock-based compensation	6,740	4,535
Change to inventory	268	—
Operating lease liabilities	2,866	—
Deferred rent	—	372
Accruals and reserves	383	129
	14,394	7,746
Deferred tax liabilities:
Operating lease assets	(2,437)	—
Property and equipment	(390)	(687)
CanX intangible assets	(1,054)	(1,064)
Other	(172)	—
	(4,053)	(1,751)
Valuation allowance	(10,762)	(7,060)
Net deferred tax liabilities	$(421)	$(1,065)
The valuation allowance increased by $3.7 million for the year ended December 31, 2019 and increased by $0.6 million for the year ended December 31, 2018.
Deferred tax assets and liabilities are provided for significant revenue and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible profits. As of December 31, 2019 and 2018, the Company established valuation allowances equal to the full amount of its deferred tax assets, net of certain tax liabilities, due to the uncertainties regarding the realization of the deferred tax assets in future years.
As of December 31, 2019, the Company has federal and California net operating loss (“NOL”) carryforwards of approximately $9.4 million and $9.2 million, respectively, which are available to offset future taxable income. Federal NOL carryforwards arising after 2017 of approximately $3.2 million do not expire. Federal NOL carryforwards arising before 2018 of approximately $6.2 million expire from 2033 to 2037. State NOL carryforwards of approximately $9.2 million expire from 2033 to 2039.
As of December 31, 2019, the Company has federal and California R&D credit carryforwards of approximately $0.4 million and $0.2 million, respectively, which are available to offset future taxable income. Federal R&D credit carryforwards expire from 2034 to 2039. California R&D credit carryforwards do not expire.

The NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50% over a three-year period. The Company completed a Section 382 and 383 analysis regarding the limitation of NOL and credit carryforwards from inception in December 2010 through November 4, 2019. The Company experienced multiple ownership changes for the purposes of Section 382 and 383 of the Code with the latest change in April 2017. The ownership changes did not result in the forfeiture of any NOLs or credits generated prior to this date. If a change in ownership occurs in the future, the NOL and tax credits carryforwards could be eliminated or restricted.

CV SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. As of December 31, 2019, and 2018, there are no uncertain tax positions recognized and therefore no accrued interest and penalties.
The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months. The Company is subject to taxation in the U.S. and California state jurisdictions. Due to net operating losses all tax years since inception remain open to examination.

16.	SUBSEQUENT EVENT

On March 3, 2020, the Company entered into a lease termination agreement for one of its facilities in San Diego. Under the terms of the agreement, the lessor has the right to terminate the lease by delivering a termination notice to the Company within 45 days of March 3, 2020. If the lessor does not provide the termination notice to the Company within 45 days, the lease termination agreement becomes null and void.