Form 10-Q
period 2020-03-31
CV Sciences, Inc.
filed 2020-05-08
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ________
Commission File Number: 000-54677
CV Sciences, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	80-0944970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10070 Barnes Canyon Road
San Diego, CA 92121
(Address of principal executive offices)
(866) 290-2157
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2020, the issuer had 99,851,942 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,097	$9,107
Restricted cash	501	501
Accounts receivable, net	1,607	2,177
Inventory	8,955	9,971
Prepaid expenses and other	9,031	10,611
Total current assets	27,191	32,367

Property & equipment, net	3,821	3,615
Operating lease assets	8,422	8,709
Intangibles, net	3,757	3,766
Goodwill	2,788	2,788
Other assets	1,543	1,442
Total assets	$47,522	$52,687

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$718	$1,617
Accrued expenses	10,976	10,856
Operating lease liability - current	819	723
Total current liabilities	12,513	13,196

Operating lease liability	9,161	9,517
Deferred tax liability	263	421
Other liabilities	171	406
Total liabilities	22,108	23,540

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000,000 shares authorized; 99,852 and 99,416 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	10	10
Additional paid-in capital	72,193	70,774
Accumulated deficit	(46,789)	(41,637)
Total stockholders' equity	25,414	29,147

Total liabilities and stockholders' equity	$47,522	$52,687
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Product sales, net	$8,270	$14,911
Cost of goods sold	4,262	4,352
Gross Profit	4,008	10,559

Operating expenses:
Research and development	1,509	1,342
Selling, general and administrative	7,819	18,595
	9,328	19,937

Operating Loss	(5,320)	(9,378)

Interest (income) expense, net	(10)	6
Loss before income taxes	(5,310)	(9,384)
Income tax benefit	(158)	—
Net Loss	$(5,152)	$(9,384)

Weighted average common shares outstanding, basic and diluted	99,678	95,168
Net loss per common share, basic and diluted	$(0.05)	$(0.10)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2019	99,416	$10	$70,774	$(41,637)	$29,147
Issuance of common stock under employee benefit plan	436	—	161	—	161
Stock-based compensation	—	—	1,258	—	1,258
Net loss	—	—	—	(5,152)	(5,152)
Balance at March 31, 2020	99,852	$10	$72,193	$(46,789)	$25,414

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2018	94,940	$9	$55,134	$(25,027)	$30,116
Issuance of common stock under employee benefit plan	3,539	1	196	—	197
Stock-based compensation	—	—	2,091	—	2,091
Stock-based compensation associated with founders employment settlements	—	—	7,857	—	7,857
Net loss	—	—	—	(9,384)	(9,384)
Balance at March 31, 2019	98,479	$10	$65,278	$(34,411)	$30,877
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(5,152)	$(9,384)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	185	177
Stock-based compensation	1,258	2,091
Stock-based compensation associated with employment settlement	—	7,857
Bad debt expense	—	25
Inventory write-down	46	—
Non-cash lease expense	287	124
Deferred taxes	(158)	—
Other	98	—
Change in operating assets and liabilities:
Accounts receivable	570	(456)
Inventory	970	(121)
Prepaid expenses and other	1,479	(551)
Accounts payable and accrued expenses	(1,274)	999
Net cash provided by (used in) operating activities	(1,691)	761

INVESTING ACTIVITIES
Purchase of property and equipment	(480)	(54)
Net cash flows used in investing activities	(480)	(54)

FINANCING ACTIVITIES
Repayment of unsecured debt	—	(201)
Proceeds from exercise of stock options	161	197
Net cash flows provided by (used in) financing activities	161	(4)

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,010)	703
Cash, cash equivalents and restricted cash, beginning of period	9,608	12,935
Cash, cash equivalents and restricted cash, end of period	$7,598	$13,638

Supplemental cash flow disclosures:
Interest paid	$—	$6
Income taxes paid	18	4

Supplemental disclosures of non-cash transactions:
Purchase of property and equipment in accounts payable and accrued expenses	$76	$—
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BUSINESS
Historical Information - CV Sciences, Inc. (the “Company”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with the Company, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.”
Description of Business - The Company has two operating segments; consumer products and specialty pharmaceutical. The consumer products segment develops, manufactures and markets products based on hemp-based Cannabidiol ("CBD"), under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care and specialty foods. The specialty pharmaceutical segment is developing drug candidates which use CBD as a primary active ingredient.
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

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. As of March 31, 2020, the Company's Level 1 assets are comprised of $3.0 million in money market funds which are classified as cash equivalents, and restricted cash of $0.5 million comprised of certificates of deposit. As of December 31, 2019, the Company's Level 1 assets are comprised of $4.0 million in money market funds which are classified as cash equivalents, and restricted cash of $0.5 million comprised of certificates of deposit. The carrying value of the cash equivalents and restricted cash approximated the fair value as of March 31, 2020 and December 31, 2019. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2020 and December 31, 2019.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2020 and December 31, 2019.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2020 and December 31, 2019.

Cash, cash equivalents, and restricted cash – The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown in the statement of cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$7,097	$13,638
Restricted cash	501	—
Total cash and restricted cash shown in the statements of cash flows	$7,598	$13,638

Revenues – The following presents revenue product sales by channel for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$431	5.2%	$97	0.6%
Retail - all other	5,825	70.4%	12,524	84.0%
E-Comm	2,014	24.4%	2,290	15.4%
Product sales, net	$8,270	100.0%	$14,911	100.0%

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

On April 17, 2020, the Company received $2.9 million pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). The PPP loan, which took the form of a promissory note issued by the Company matures on April 15, 2022 and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness, will commence on November 15, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan.

Management believes that its cash and cash equivalents on hand and these cost reduction measures, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal 2023. The Company is currently evaluating the potential impact of Topic 326 on the Company’s condensed consolidated financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 requires the entity to apply these amendments on a prospective basis for which it is required to disclose the nature of and reason for the change in accounting upon transition. This disclosure shall be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The Company shall adopt these amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of ASU 2017-04 will have no immediate impact on on the Company’s condensed consolidated financial statements and would only have the potential to impact the amount of any goodwill impairment recorded after the adoption of the ASU.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the potential impact of ASU 2019-12 on the Company’s condensed consolidated financial statements.

2.	BALANCE SHEET DETAILS
Inventory
Inventory as of March 31, 2020 and December 31, 2019 was comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$5,034	$4,503
Work in process	170	415
Finished goods	3,751	5,053
	$8,955	$9,971
As of March 31, 2020 and December 31, 2019, the Company had inventory outside the United States of $0.2 million and $0.3 million, respectively.
Accrued expenses
Accrued expenses as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll expenses (1)	$8,243	$8,787
Other accrued liabilities	2,733	2,069
	$10,976	$10,856
(1) This includes a $6.2 million tax liability associated with a related party transaction as discussed in Note 10.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INTANGIBLES, NET
Intangible assets consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Balance - March 31, 2020:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	85	15	5
Non-compete agreements	77	65	12	5
	$3,907	$150	$3,757
Balance - December 31, 2019:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	80	20	5
Non-compete agreements	77	61	16	5
	$3,907	$141	$3,766

4.	NOTES PAYABLE
In October 2018, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies, which was amended in January 2019. The amount financed was $0.5 million and bears interest at a rate of 5.15%. The Company was required to make monthly payments of $0.1 million through July 2019. As of March 31, 2020 and December 31, 2019, there was no outstanding balance.

5.	STOCK-BASED COMPENSATION
On June 11, 2019, the Company's stockholders approved an amendment to the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan") to increase the number of shares that may be issued under the 2013 Plan by an additional 3,000,000 shares. The Company’s stockholders also approved to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2020, the Company added 3,976,000 shares to the 2013 plan. There are currently 34,976,000 shares authorized for issuance under the 2013 Plan. As of March 31, 2020, the Company had 8,982,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the 2013 Plan.
The Company recognized stock-based compensation expense of $1.3 million and $9.9 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, the Company's former President and Chief Executive Officer ("Mona Jr.") and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and restricted stock units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the three months ended March 31, 2019.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2020, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $4.8 million which is expected to be recognized over a weighted-average period of 1.8 years.
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2019	28,105	$0.80	5.4	$12,335
Granted	4,870	0.33	—	—
Exercised	(436)	0.37	—	—
Forfeited	(7,004)	0.65	—	—
Outstanding - March 31, 2020	25,535	0.76	6.3	3,003

Exercisable - March 31, 2020	19,667	0.67	5.4	2,047
Vested or expected to vest - March 31, 2020	25,535	$0.76	6.3	$3,003
The above table includes 5,000,000 performance-based options as of March 31, 2020, which were issued outside of the 2013 Plan.
The total intrinsic value of stock options exercised during the three months ended March 31, 2020 was $0.3 million. Upon option exercise, the Company issues new shares of stock. The total intrinsic value of stock options exercised during the three months ended March 31, 2019 was $3.3 million.
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. As of March 31, 2020, there were 8,000,000 remaining unvested stock options granted outside of the 2013 Plan which vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended March 31,
	2020	2019
Volatility	135.4%	113.9%
Risk-Free Interest Rate	0.6%	2.5%
Expected Term (in years)	5.29	5.72
Dividend Rate	—%	—%
Fair Value Per Share on Grant Date	$0.29	$4.03
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility for the three months ended March 31, 2020 is based on the historical volatility of the Company's common stock. Expected volatility the three months ended March 31, 2019 is calculated based on the Company’s peer group, consisting of five companies in the industry in which the Company operates because the Company did not have sufficient historical volatility data. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. In the future, as the Company gains historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	NET LOSS PER SHARE
The Company computes basic net loss per share using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares plus potential common shares. The Company's stock options, including those with performance conditions, are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive.
Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2020 consisted of stock options of 25,535,000 and unvested performance stock options of 8,000,000. Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share at March 31, 2019 consisted of stock options of 25,830,000 and unvested performance stock options of 10,750,000.

7.	COMMITMENTS AND CONTINGENCIES
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
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith suit and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the Court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties have recently commenced discovery in the action. Management intends to vigorously defend the allegations. Four shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. Three of these derivative suits are currently stayed with a responsive pleading due in the fourth such suit on July 12, 2020. Additionally, on April 7, 2020, the USPTO issued a Notice of Allowance with respect to the patent application pertaining to CVSI-007. Management intends to vigorously defend the allegations.
On December 3, 2019, Michelene Colette filed a purported class action complaint in the Central District of California, alleging the labeling on the Company’s products violated the Food, Drug, and Cosmetic Act of 1938 (the “Colette Complaint”). On February 6, 2020, the Company filed a motion to dismiss the Colette Complaint. Instead of opposing our motion, plaintiffs elected to file an amended complaint on February 25, 2020. On March 11, 2020, we filed a motion to dismiss the amended complaint. The motion has been fully briefed and the parties are awaiting a decision from the court. Management intends to vigorously defend the allegations.
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

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	SEGMENT INFORMATION
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
The following table presents information by reportable operating segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended March 31, 2020:
Product sales, net	$8,270	$—	$8,270

Gross profit	$4,008	$—	$4,008
Research and development	305	1,204	1,509
Selling, general and administrative	7,810	9	7,819
Operating loss	$(4,107)	$(1,213)	$(5,320)

Three months ended March 31, 2019:
Product sales, net	$14,911	$—	$14,911

Gross profit	$10,559	$—	$10,559
Research and development	699	643	1,342
Selling, general and administrative	18,585	10	18,595
Operating loss	$(8,725)	$(653)	$(9,378)
The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million as of March 31, 2020 and December 31, 2019. In addition, the Company's intangible assets of $3.8 million as of March 31, 2020 and December 31, 2019 are included in the specialty pharmaceutical segment. All other assets are included in the consumer products segment as of March 31, 2020 and December 31, 2019. The majority of the Company's sales are to U.S. based customers.

9.	INCOME TAXES
For the three months ended March 31, 2020, the Company has recognized tax benefit related to the change in 2019 net operating loss ("NOL") utilization as a result of the CARES Act. Also, for the three months ended March 31, 2020, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

10.	RELATED PARTIES
As of March 31, 2020, the Company has a payable to its founders recorded of $1.2 million. The amount is mostly related to termination benefits associated with their separation from the Company. The termination benefits are payable via regular payroll through June 2021. The Company recorded $1.0 million in accrued expenses and $0.2 million in other liabilities.
As part of the Settlement Agreement, 2,950,000 RSUs vested and were issued to Mona Jr. The vesting of the RSU's is treated as taxable compensation, and thus, subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of shares of common stock from the vesting of the RSU's) and included in the Company’s payroll tax filing at the time of vesting. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company paid the employer portion of the FICA taxes of $0.2 million, and the employee portion of FICA taxes of $0.2 million. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable, and thus, has recorded the liability on its condensed consolidated balance sheet as of March 31, 2020 in an amount of $6.2 million which was recorded as a component of Accrued expenses. The Company has recorded an offsetting receivable for the total estimated Federal and State income taxes which should have been withheld. This resulted in a receivable of $6.2 million as of March 31, 2020 which was recorded in the line item Prepaid expenses and other on the condensed consolidated balance sheet. The associated liability would be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. However, if the amount is not paid, the Company would be liable for such withholding tax due and the Company would seek reimbursement from Mona Jr. Additionally, the Company could be subject to negligence penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us” we mean CV Sciences, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three months ended March 31, 2020 and 2019, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

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

Results of Operations
Revenues and gross profit

	Three months ended March 31,		Change
	2020	2019	Amount	%
	(in thousands)
Product sales, net	$8,270	$14,911	$(6,641)	(45)%
Cost of goods sold	4,262	4,352	$(90)	(2)%
Gross profit	$4,008	$10,559	$(6,551)	(62)%
Gross margin	48.5%	70.8%

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$431	5.2%	$97	0.6%
Retail - all other	5,825	70.4%	12,524	84.0%
E-Comm	2,014	24.4%	2,290	15.4%
Product sales, net	$8,270	100.0%	$14,911	100.0%
We had product sales of $8.3 million and gross profit of $4.0 million, representing a gross margin of 48.5% in the first quarter of 2020 compared with product sales of $14.9 million and gross profit of $10.6 million, representing a gross margin of 70.8% in the first quarter of 2019. Our product sales decreased by $6.6 million or 44.5% in the first quarter of 2020 when compared to first quarter 2019 results. The decline is primarily due to lower retail sales as a result of increased market competition which started early in the third quarter of 2019, and the results of COVID-19. The increased market competition was primarily in the natural product channel, which is included in retail - all other. The increased competition is partially due to the lack of a clear regulatory framework. As of March 31, 2020, our products were in 5,799 retail stores, of which 2,471 were with retailers in the food, drug and mass ("FDM") channel. This store count has increased from 3,308 as of March 31, 2019. During the three months ended March 31, 2020 and 2019, e-commerce sales directly to consumers accounted for 24.4% and 15.4%, respectively.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead, merchant card fees and shipping. Overhead cost includes manufacturing related personnel costs, facilities, depreciation, supplies, and quality assurance costs. Manufacturing related personnel costs consists of payroll, employee benefits and stock-based compensation. Cost of goods sold in the first quarter of 2020 increased as a percentage of revenue due to higher overhead cost compared to the first quarter of 2019. The gross margin decrease in the first quarter 2020 compared with 2019 is primarily due to increased production cost, higher overhead cost and increased discounts as a result of the increased market competition beginning in the third quarter of 2019. Gross margin was negatively impacted due to volume deleverage, reduced sales pricing and increased production cost.
Research and development expense

	Three months ended March 31,		Change
	2020	2019	Amount	%
	(in thousands)
Research and development	$1,509	$1,342	$167	12%
Percentage of revenue	18%	9%
Research and development (“R&D”) expense increased to $1.5 million in the first quarter of 2020 compared to $1.3 million in the first quarter of 2019. The increase of $0.2 million or 12% is related to additional R&D expenses for our specialty pharmaceutical segment of $0.6 million partially offset by a reduction in expense for our consumer products segment of $0.4 million. The increase in our specialty pharmaceutical segment is mostly related to preclinical work, development cost associated with manufacturing clinical trial materials, and expenses paid to outside consultants. The reduction in R&D expense in our consumer products segment is mostly related to reduced costs for outside services for new consumer product development.

Selling, general and administrative expense

	Three months ended March 31,		Change
	2020	2019	Amount	%
	(in thousands)
Selling, general and administrative	$7,819	$18,595	$(10,776)	(58)%
Percentage of revenue	95%	125%

	Three months ended March 31,
	2020	2019
	(in thousands)
Sales expense	$1,565	$1,788
Marketing expense	2,453	3,016
General & administrative expense	3,801	13,791
Selling, general and administrative	$7,819	$18,595
Selling, general and administrative (“SG&A”) expenses decreased to $7.8 million in the first quarter of 2020 compared to $18.6 million in the first quarter of 2019.

•	Sales expense decreased due to sales commissions on lower retail sales.

•	Marketing expense decreased due to lower marketing activity and third party consultant spending, partially offset by higher payroll due to increased headcount.

•
General and administrative expense decreased primarily due to decreased share-based compensation and payroll expense. In the first quarter of 2019, we had stock-based compensation expense of $7.9 million and payroll expense of $0.9 million related to the retirement of our former President and Chief Executive Officer. We entered into a Settlement Agreement (the “Settlement Agreement”) with Mona Jr., pursuant to which we agreed that Mona Jr.’s resignation on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and Restricted Stock Units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain of our milestones are achieved related to the our drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). As of March 31, 2020, 4,250,000 of these milestone options have vested. We also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from us. As a result of the Settlement Agreement, we recorded stock-based compensation expense related to the accelerated vesting of the RSU's and the modification of certain stock options of $5.1 million and $2.7 million in the first quarter of 2019, respectively.

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
A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2020 and 2019 is detailed below:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)			(in thousands)
Net loss	$(3,939)	$(1,213)	$(5,152)	$(8,731)	$(653)	$(9,384)
Depreciation	176	—	176	168	—	168
Amortization	—	9	9	—	9	9
Interest expense (income)	(10)	—	(10)	6	—	6
Income tax benefit	(158)	—	(158)	—	—	—
EBITDA	(3,931)	(1,204)	(5,135)	(8,557)	(644)	(9,201)
Stock-based compensation (1)	1,258	—	1,258	2,091	—	2,091
Stock-based compensation associated with employment settlement (2)	—	—	—	7,857	—	7,857
Payroll expense associated with employment settlement (3)	—	—	—	934	—	934
Adjusted EBITDA	$(2,673)	$(1,204)	$(3,877)	$2,325	$(644)	$1,681
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
On April 15, 2020, the Company applied for a loan from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (the "PPP") of the CARES Act as administered by the U.S. Small Business Administration (the "SBA"). On April 17, 2020, the loan was approved and the Company received proceeds in the amount of $2.9 million (the “PPP Loan”).
The PPP Loan, which took the form of a promissory note, matures on April 15, 2022 and bears interest at a rate of 0.98% per annum (the “Promissory Note”). Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 15, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. We may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.
All or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA's requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.
We believe that our cash and cash equivalents on hand and the cost reduction measures described above, will provide sufficient liquidity to fund our operations for the next 12 months from the issuance of the consolidated financial statements.
A summary of our changes in cash flows for the three months ended March 31, 2020 and 2019 is provided below:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(1,691)	$761
Investing activities	(480)	(54)
Financing activities	161	(4)
Net increase (decrease) in cash and restricted cash	(2,010)	703
Cash, cash equivalents and restricted cash, beginning of period	9,608	12,935
Cash, cash equivalents and restricted cash, end of period	$7,598	$13,638
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
We used cash in operating activities of $1.7 million in the three months ended March 31, 2020, compared to net cash provided by operating activities of $0.8 million in the three months ended March 31, 2019. The primary reason for this decrease is our net loss of $5.2 million due to lower sales as a result of increased market competition which started early in the third quarter of 2019. Our net loss was partially offset by non-cash items and changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities increased by $0.4 million in the three months ended March 31, 2020 compared to the prior year period. Net cash used in investing activity consists of equipment purchases and tenant improvements. During the three months ended March 31, 2020, we invested in additional technology to support our e-commerce activities and tenant improvements to our main facility.
Financing Activities
Net cash provided by financing activities increased by $0.2 million in the three months ended March 31, 2020 compared to the prior year period. Our financing activities for the three months ended March 31, 2020 consisted of proceeds from stock option exercises of $0.2 million. Our financing activities for the three months ended March 31, 2019 consisted of proceeds from stock option exercises of $0.2 million, offset by repayment of our insurance financing of $0.2 million.
Critical Accounting Policies
We have disclosed in the notes to our consolidated financial statements and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2019 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
Recent Accounting Pronouncements

See Note 1 in the accompanying notes to condensed consolidated financial statements.
Off-Balance Sheet Arrangements
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2020.

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
Dated May 8, 2020

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated May 8, 2020