Form 10-Q
period 2020-06-30
CV Sciences, Inc.
filed 2020-08-07
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2020, the issuer had 99,885,553 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,576	$9,107
Restricted cash	501	501
Accounts receivable, net	1,145	2,177
Inventory	8,418	9,971
Prepaid expenses and other	8,809	10,611
Total current assets	26,449	32,367

Property & equipment, net	3,039	3,615
Operating lease assets	8,147	8,709
Intangibles, net	3,748	3,766
Goodwill	2,788	2,788
Other assets	1,524	1,442
Total assets	$45,695	$52,687

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$743	$1,617
Accrued expenses	10,132	10,856
Operating lease liability - current	837	723
Total current liabilities	11,712	13,196

Operating lease liability	8,826	9,517
Debt	2,906	—
Deferred tax liability	263	421
Other liabilities	—	406
Total liabilities	23,707	23,540

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000,000 shares authorized; 99,886 and 99,416 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10	10
Additional paid-in capital	73,448	70,774
Accumulated deficit	(51,470)	(41,637)
Total stockholders' equity	21,988	29,147

Total liabilities and stockholders' equity	$45,695	$52,687
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Product sales, net	$5,396	$16,854	$13,666	$31,765
Cost of goods sold	3,074	4,903	7,336	$9,255
Gross Profit	$2,322	$11,951	$6,330	$22,510

Operating expenses:
Research and development	746	1,688	2,255	3,030
Selling, general and administrative	6,233	9,009	14,052	27,604
	6,979	10,697	16,307	30,634

Operating Income (Loss)	(4,657)	1,254	(9,977)	(8,124)

Interest (income) expense, net	4	(1)	(6)	5
Income (loss) before income taxes	(4,661)	1,255	(9,971)	(8,129)
Income tax expense (benefit)	20	26	(138)	26
Net Income (Loss)	$(4,681)	$1,229	$(9,833)	$(8,155)

Weighted average common shares outstanding
Basic	99,863	98,633	99,771	98,557
Diluted	99,863	120,929	99,771	98,557
Net income (loss) per common share
Basic	$(0.05)	$0.01	$(0.10)	$(0.08)
Diluted	$(0.05)	$0.01	$(0.10)	$(0.08)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2019	99,416	$10	$70,774	$(41,637)	$29,147
Issuance of common stock under employee benefit plan	436	—	161	—	161
Stock-based compensation	—	—	1,258	—	1,258
Net loss	—	—	—	(5,152)	(5,152)
Balance at March 31, 2020	99,852	10	72,193	(46,789)	25,414
Issuance of common stock under employee benefit plan	34	—	12	—	12
Stock-based compensation	—	—	1,243	—	1,243
Net loss	—	—	—	(4,681)	(4,681)
Balance at June 30, 2020	99,886	$10	$73,448	$(51,470)	$21,988

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2018	94,940	$9	$55,134	$(25,027)	$30,116
Issuance of common stock under employee benefit plan	3,539	1	196	—	197
Stock-based compensation	—	—	2,091	—	2,091
Stock-based compensation associated with founders employment settlements	—	—	7,857	—	7,857
Net loss	—	—	—	(9,384)	(9,384)
Balance at March 31, 2019	98,479	10	65,278	(34,411)	30,877
Issuance of common stock under employee benefit plan	225	—	57	—	57
Stock-based compensation	—	—	2,125	—	2,125
Net income	—	—	—	1,229	1,229
Balance at June 30, 2019	98,704	$10	$67,460	$(33,182)	$34,288
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(9,833)	$(8,155)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	389	354
Stock-based compensation	2,501	4,216
Stock-based compensation associated with employment settlement	—	7,857
Loss on sale of property and equipment	176	—
Non-cash lease expense	562	251
Deferred taxes	(158)	—
Other	99	32
Change in operating assets and liabilities:
Accounts receivable	1,032	(1,380)
Inventory	1,738	(557)
Prepaid expenses and other	2,208	(622)
Accounts payable and accrued expenses	(2,818)	1,461
Net cash provided by (used in) operating activities	(4,104)	3,457

INVESTING ACTIVITIES
Purchases of property and equipment	(506)	(504)
Net cash flows used in investing activities	(506)	(504)

FINANCING ACTIVITIES
Proceeds from debt	2,906	—
Repayment of unsecured debt	—	(405)
Proceeds from exercise of stock options	173	254
Net cash flows provided by (used in) financing activities	3,079	(151)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,531)	2,802
Cash, cash equivalents and restricted cash, beginning of period	9,608	12,935
Cash, cash equivalents and restricted cash, end of period	$8,077	$15,737

Supplemental cash flow disclosures:
Interest paid	$—	$9
Income taxes paid	$18	$54

Supplemental disclosures of non-cash transactions:
Purchase of property and equipment in accounts payable and accrued expenses	$327	$50
Sale of property and equipment in exchange for note receivable (recorded in prepaid expenses and other) and inventory	$675	$—
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
Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, inputs for valuing equity awards, valuation of inventory, assumptions related to revenue recognition and the allowance for doubtful accounts.

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. As of June 30, 2020, the Company's Level 1 assets are comprised of $3.0 million in money market funds which are classified as cash equivalents, and restricted cash of $0.5 million comprised of certificates of deposit. As of December 31, 2019, the Company's Level 1 assets are comprised of $4.0 million in money market funds which are classified as cash equivalents, and restricted cash of $0.5 million comprised of certificates of deposit. The carrying value of the cash equivalents and restricted cash approximated the fair value as of June 30, 2020 and December 31, 2019. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2020 and December 31, 2019.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2020 and December 31, 2019.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2020 and December 31, 2019.

Cash, cash equivalents, and restricted cash - The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown in the statement of cash flows for the three and six months ended June 30, 2020 and 2019 (in thousands):

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$7,576	$15,237
Restricted cash	501	500
Total cash and restricted cash shown in the statements of cash flows	$8,077	$15,737

Revenues - The following presents revenue product sales by channel, food, drug and mass ("FDM"), natural products and other, and e-commerce, for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$445	8.2%	$1,669	9.9%
Retail - Natural products and other	2,914	54.0%	12,539	74.4%
E-Comm	2,037	37.8%	2,646	15.7%
Product sales, net	$5,396	100.0%	$16,854	100.0%

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$876	6.4%	$1,766	5.6%
Retail - Natural products and other	8,739	63.9%	25,063	78.9%
E-Comm	4,051	29.7%	4,936	15.5%
Product sales, net	$13,666	100.0%	$31,765	100.0%

Liquidity Considerations - In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The COVID-19 pandemic, as it was declared by the World Health Organization, has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s continued effect on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.

Management expects COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail and grocery store closures to negatively impact its operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact its ability to meet future obligations. In response to the continuing uncertainty resulting from COVID-19, management has implemented, and as necessary will continue to make, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to its drug development activities.

On April 17, 2020, the Company received $2.9 million pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"), as further discussed in Note 4.

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
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 requires the entity to apply these amendments on a prospective basis for which it is required to disclose the nature of and reason for the change in accounting upon transition. This disclosure shall be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. This ASU became effective for the Company on January 1, 2020. Adoption of ASU 2017-04 did not have an immediate impact on the Company’s condensed consolidated financial statements and only has the potential to impact the amount of any goodwill impairment recorded after the adoption of the ASU.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. BALANCE SHEET DETAILS
Inventory
Inventory as of June 30, 2020 and December 31, 2019 was comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$5,177	$4,503
Work in process	676	415
Finished goods	2,565	5,053
	$8,418	$9,971
As of June 30, 2020, the Company had no inventory outside the United States. As of December 31, 2019, the Company had inventory outside the United States of $0.3 million. The Company recorded inventory write-downs of $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The Company had no inventory write-downs for the three and six months ended June 30, 2019.
Accrued expenses
Accrued expenses as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll expenses (1)	$8,234	$8,787
Other accrued liabilities	1,898	2,069
	$10,132	$10,856
(1) This includes a $6.2 million tax liability associated with a related party transaction as discussed in Note 10.

3. INTANGIBLES, NET
Intangible assets consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Balance - June 30, 2020:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	90	10	5
Non-compete agreements	77	69	8	5
	$3,907	$159	$3,748
Balance - December 31, 2019:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	80	20	5
Non-compete agreements	77	61	16	5
	$3,907	$141	$3,766

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. DEBT
Paycheck Protection Program
On April 15, 2020, the Company applied for a loan from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (the "PPP") of the CARES Act as administered by the U.S. Small Business Administration (the "SBA"). On April 17, 2020, the loan was approved, and the Company received proceeds in the amount of $2.9 million (the “PPP Loan”).
The PPP Loan, which took the form of a promissory note, matures on April 15, 2022 and bears interest at a rate of 0.98% per annum (the “Promissory Note”). Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 15, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.
Under the original rules, all or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA's requirements.
Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the covered period of 8 weeks beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.
The Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), enacted on June 5, 2020, amended the Paycheck Protection Program, among others, as follows: (i) extended the covered period from 8 weeks to 24 weeks from the date the PPP Loan is originated, during which PPP funds needed to be expended in order to be forgiven. A borrower may submit a loan forgiveness application any time on or before the maturity date of the loan – including before the end of the covered period – if the borrower has used all of the loan proceeds for which the borrower is requesting forgiveness. (ii) at least 60% of PPP funds must be spent on payroll costs, with the remaining 40% available to spend on other eligible expenses. (iii) payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender. If a borrower fails to seek forgiveness within 10 months after the last day of its covered period, then payments will begin on the date that is 10 months after the last day of the covered period. In addition, the PPP Flexibility Act modified the CARES Act by increasing the maturity date for loans made after the effective date from two years to a minimum maturity of five years from the date on which the borrower applies for loan forgiveness. Existing PPP loans made before the new legislation retain their original two-year term, but may be renegotiated between a lender and a borrower to match the 5-year term permitted under the PPP Flexibility Act.
The Company intends to apply for full loan forgiveness within the required timeframe. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.
Unsecured Note Payable
In October 2018, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies, which was amended in January 2019. The amount financed was $0.5 million and incurred interest at a rate of 5.15%. The Company was required to make monthly payments of $0.1 million through July 2019. As of June 30, 2020 and December 31, 2019, there was no outstanding balance.

5. STOCK-BASED COMPENSATION
On June 11, 2019, the Company's stockholders approved an amendment to the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan") to increase the number of shares that may be issued under the 2013 Plan by an additional 3,000,000 shares. The Company’s stockholders also approved to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2020, the Company added 3,976,000 shares to the 2013 plan. There are currently 34,976,000 shares authorized for issuance under the 2013 Plan. As of June 30, 2020, the Company had 4,872,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the 2013 Plan.
The Company recognized stock-based compensation expense of $1.2 million and $2.5 million during the three and six months ended June 30, 2020, respectively, and $2.1 million on and $12.1 million for the three and six months ended June 30, 2019, respectively. During the six months ended June 30, 2019, the Company's former President and Chief Executive Officer ("Mona Jr.") and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and restricted stock units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the six months ended June 30, 2019.
In June 2020, the Company’s board of directors approved a stock option modification that reduced certain employees’ and directors’ stock option exercise prices to $0.66. No other terms were modified. Stock options to purchase a total of 2,130,000 shares of common stock were modified. The modification to the existing stock options resulted in $0.2 million incremental increase in the value of the stock options. The incremental value associated with the modification will be recognized over the life of the remaining service period of the options. During the three months ended June 30, 2020, the Company recorded $0.1 million in stock-based compensation associated with the repriced options.
As of June 30, 2020, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $4.3 million which is expected to be recognized over a weighted-average period of 1.7 years.
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2019	28,105	$0.80	5.4	$12,335
Granted	6,105	0.41	—	—
Exercised	(469)	0.97	—	—
Forfeited	(7,080)	1.15	—	—
Outstanding - June 30, 2020	26,661	0.44	5.5	5,370

Exercisable - June 30, 2020	21,082	0.38	4.5	4,465
Vested or expected to vest - June 30, 2020	26,661	$0.44	5.5	$5,370
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. The above table includes 5,000,000 vested performance-based options as of June 30, 2020, which were issued outside of the 2013 Plan. As of June 30, 2020, there were 8,000,000 remaining unvested stock options granted outside of the 2013 Plan which vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr. (refer to Note 10).

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The total intrinsic value of stock options exercised during the six months ended June 30, 2020 was $0.3 million. Upon option exercise, the Company issues new shares of stock. The total intrinsic value of stock options exercised during the six months ended June 30, 2019 was $4.1 million.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Volatility	123.1%	110.9%	132.9%	113.8%
Risk-Free Interest Rate	0.4%	1.8%	0.5%	2.5%
Expected Term (in years)	5.42	5.80	5.32	5.70
Dividend Rate	—%	—%	—%	—%
Fair Value Per Share on Grant Date	$0.61	$3.31	$0.36	$4.00
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility for the three and six months ended June 30, 2020 is based on the historical volatility of the Company's common stock. Expected volatility for the three and six months ended June 30, 2019 is calculated based on the Company’s peer group, consisting of five companies in the industry in which the Company operates because the Company did not have sufficient historical volatility data. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. In the future, as the Company gains historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

6.  NET INCOME (LOSS) PER SHARE
The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares plus potential common shares. The Company's stock options, including those with performance conditions, are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(4,681)	$1,229	$(9,833)	$(8,155)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	99,863	98,633	99,771	98,557
Dilutive potential common stock outstanding:
Stock options and RSU's	—	22,296	—	—
Weighted average common shares outstanding for diluted	99,863	120,929	99,771	98,557
Basic net income (loss) per share	$(0.05)	$0.01	$(0.10)	$(0.08)
Diluted net income (loss) per share	$(0.05)	$0.01	$(0.10)	$(0.08)

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options	21,661	—	21,661	18,368
Performance stock options	5,000	—	5,000	7,250
Total	26,661	—	26,661	25,618

The above table excludes 8,000,000 unvested performance stock options for the three and six months ended June 30, 2020 and 10,750,000 unvested performance stock options for the three and six months ended June 30, 2019, which vest upon the completion of future performance conditions.

7. COMMITMENTS AND CONTINGENCIES

On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims are premised on the same events that were the subject of a purported class action filed in the Southern District of new York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the Company and Mr. Ruth previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Now that the Sallustro Case has been dismissed, the stay has been lifted. On September 20, 2019, the Company filed a motion to dismiss the Ruth Complaint. Mr. Ruth filed a response to our motion, and we are currently awaiting a ruling from the court. Management intends to vigorously defend the allegations.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith Complaint and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties have commenced discovery in the action. Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). The Company has accepted service of the Berry Complaint, but has not filed a responsive pleading yet. A responsive pleading is currently due by August 31, 2020. A total of four shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. Three of these derivative suits are currently stayed with a responsive pleading due in the fourth such suit on September 11, 2020. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. Management intends to vigorously defend the allegations in both matters as the result of the issuance of a patent and the failure of the plaintiffs’ causes of action on various other grounds.
On December 3, 2019, Michelene Colette and Leticia Shaw filed a putative class action complaint in the Central District of California, alleging the labeling on the Company’s products violated the Food, Drug, and Cosmetic Act of 1938 (the “Colette Complaint”). On February 6, 2020, the Company filed a motion to dismiss the Colette Complaint. Instead of opposing our motion, plaintiffs elected to file an amended complaint on February 25, 2020. On March 11, 2020, we filed a motion to dismiss the amended complaint. The court issued a ruling on May 22, 2020 that stayed this proceeding in its entirety and dismissed part of the amended complaint. The portion of the proceeding that is stayed will remain stayed until the U.S. Food and Drug Administration promulgates rules that govern cannabidiol products (the “FDA Rules”). When such FDA Rules are promulgated, the plaintiffs will be allowed to ask the court to reopen the proceeding. Management intends to vigorously defend the allegations.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court to terminate Mona Jr.’s severance and other post-termination compensation and benefits, as well as recovering amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf.
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

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents information by reportable operating segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended June 30, 2020:
Product sales, net	$5,396	$—	$5,396

Gross profit	$2,322	$—	$2,322
Research and development expense	152	594	746
Selling, general and administrative expense	6,180	53	6,233
Operating loss	$(4,010)	$(647)	$(4,657)

Three months ended June 30, 2019:
Product sales, net	$16,854	$—	$16,854

Gross profit	$11,951	$—	$11,951
Research and development expense	679	1,009	1,688
Selling, general and administrative expense	8,999	10	9,009
Operating income (loss)	$2,273	$(1,019)	$1,254

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Six months ended June 30, 2020:
Product sales, net	$13,666	$—	$13,666

Gross profit	$6,330	$—	$6,330
Research and development expense	457	1,798	2,255
Selling, general and administrative expense	13,990	62	14,052
Operating loss	$(8,117)	$(1,860)	$(9,977)

Six months ended June 30, 2019:
Product sales, net	$31,765	$—	$31,765

Gross profit	$22,510	$—	$22,510
Research and development expense	1,378	1,652	3,030
Selling, general and administrative expense	27,584	20	27,604
Operating loss	$(6,452)	$(1,672)	$(8,124)
The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million as of June 30, 2020 and December 31, 2019. In addition, the Company's intangible assets of $3.7 million and $3.8 million as of June 30, 2020 and December 31, 2019, respectively, are included in the specialty pharmaceutical segment. All other assets are included in the consumer products segment as of June 30, 2020 and December 31, 2019. The majority of the Company's sales are to U.S. based customers.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. INCOME TAXES
For the three months ended June 30, 2020, the Company recorded tax expense for certain states. For the six months ended June 30, 2020, the Company has recognized a tax benefit related to the change in 2019 net operating loss ("NOL") utilization as a result of the CARES Act. Also, for the six months ended June 30, 2020 and 2019, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

10. RELATED PARTIES
As of June 30, 2020, the Company has a payable to its founders recorded of $0.8 million. The amount is included in accrued expenses and mostly related to termination benefits associated with their separation from the Company. The termination benefits are payable via regular payroll through June 2021.
As part of the Settlement Agreement, 2,950,000 RSUs vested and were issued to Mona Jr. The vesting of the RSU's is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) and included in the Company’s payroll tax filing at the time of vesting. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed consolidated balance sheet as of June 30, 2020 in an amount of $6.2 million which was recorded as a component of accrued expenses. The Company has recorded an offsetting receivable for the total estimated Federal and State income taxes which should have been withheld. This resulted in a receivable of $6.2 million as of June 30, 2020 which was recorded in the line item Prepaid expenses and other on the condensed consolidated balance sheet. The associated liability would be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. However, if the amount is not paid, the Company would be liable for penalties equal to the amount of such withholding tax due, record an associated charge, and the Company would seek reimbursement from Mona Jr. Additionally, the Company could be subject to negligence penalties if the amounts are ultimately not paid. The Company does not believe that any such negligence penalties are probable or reasonably possible as of June 30, 2020.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. SUBSEQUENT EVENT
Lease Termination
On July 27, 2020, the Company entered into a lease termination agreement for one of its facilities in San Diego, which is effective August 31, 2020. As of June 30, 2020, the Company has an operating lease obligation of $5.2 million and operating lease asset of $4.8 million related to the lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us”, we mean CV Sciences, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
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
Our specialty pharmaceutical business segment is developing cannabinoids to treat a range of medical indications. Our product candidates are based on proprietary formulations, processes and technology. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007.

Results of Operations
Revenues and gross profit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$5,396	$16,854	$(11,458)	(68)%	$13,666	$31,765	$(18,099)	(57)%
Cost of goods sold	3,074	4,903	$(1,829)	(37)%	7,336	9,255	(1,919)	(21)%
Gross profit	$2,322	$11,951	$(9,629)	(81)%	$6,330	$22,510	$(16,180)	(72)%
Gross margin	43.0%	70.9%			46.3%	70.9%
Second quarter 2020 vs. 2019

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$445	8.2%	$1,669	9.9%
Retail - Natural products and other	2,914	54.0%	12,539	74.4%
E-Comm	2,037	37.8%	2,646	15.7%
Product sales, net	$5,396	100.0%	$16,854	100.0%
We had product sales of $5.4 million and gross profit of $2.3 million, representing a gross margin of 43.0% in the second quarter of 2020 compared with product sales of $16.9 million and gross profit of $12.0 million, representing a gross margin of 70.9% in the second quarter of 2019. Our product sales decreased by $11.5 million or 68% in the second quarter of 2020 when compared to second quarter 2019 results. The decline is primarily due to lower retail sales as a result of COVID-19 and increased market competition, which is largely due to the lack of a clear regulatory framework. As of June 30, 2020, our products were in 6,325 retail stores, of which 3,091 were with retailers in the food, drug and mass ("FDM") channel. This store count has increased from 4,591 as of June 30, 2019.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the second quarter of 2020 increased as a percentage of revenue due to higher overhead and production cost compared to the second quarter of 2019. The gross margin decrease in the second quarter 2020 compared with 2019 is primarily due to higher overhead cost and associated volume deleverage, increased production cost, and reduced sales pricing as a result of increased market competition.
First six months 2020 vs. 2019

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$876	6.4%	$1,766	5.6%
Retail - Natural products and other	8,739	63.9%	25,063	78.9%
E-Comm	4,051	29.7%	4,936	15.5%
Product sales, net	$13,666	100.0%	$31,765	100.0%
For the six months ended June 30, 2020, our product sales decreased by $18.1 million or 57%. The decline is primarily due to lower retail sales as a result of COVID-19, and increased market competition, which is partially due to the lack of a clear regulatory framework.
The gross profit decrease of $16.2 million or 72% to $6.3 million for the six months ended June 30, 2020 is in-line with the decline in product sales. Gross margins decreased from 70.9% for the six months ended June 30, 2019 to 46.3% for the six months ended June 30, 2020. The decrease is primarily due to higher overhead cost and associated volume deleverage, increased production cost, and reduced sales pricing as a result of increased market competition.
Research and development expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands)				(in thousands)
Research and development	$746	$1,688	$(942)	(56)%	$2,255	$3,030	$(775)	(26)%
Percentage of product sales, net	14%	10%			17%	10%
Second quarter 2020 vs. 2019
Research and development (“R&D”) expense decreased to $0.7 million in the second quarter of 2020 compared to $1.7 million in the second quarter of 2019. The decrease of $0.9 million or 56% is related to reductions in R&D expenses for our specialty pharmaceutical segment of $0.4 million and for our consumer products segment of $0.5 million. The reduction in R&D in our specialty pharmaceutical segment is mostly related to reduced activities related to preclinical work, development cost associated with our active pharmaceutical ingredient ("API"), and expenses paid to outside consultants. The reduction in R&D expense in our consumer products segment is mostly related to lower personnel cost and cost for outside services.
First six months 2020 vs. 2019
Research and development (“R&D”) expense decreased to $2.3 million during the six months ended June 30, 2020 compared to $3.0 million in the first six months of 2019. The decrease of $0.8 million or 26% is related to a reduction in R&D expenses for our consumer products segment of $0.9 million, offset by additional R&D expenses for our specialty pharmaceutical segment of $0.1 million. The reduction in R&D expense in our consumer products segment is mostly related to reduced costs for outside services for new consumer product development.

Selling, general and administrative expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands)				(in thousands)
Selling, general and administrative	$6,233	$9,009	$(2,776)	(31)%	$14,052	$27,604	$(13,552)	(49)%
Percentage of product sales, net	116%	53%			103%	87%

Second quarter 2020 vs. 2019

	Three months ended June 30,
	2020	2019
	(in thousands)
Sales expense	$992	$1,981
Marketing expense	1,303	2,748
General & administrative expense	3,938	4,280
Selling, general and administrative	$6,233	$9,009
Selling, general and administrative (“SG&A”) expenses decreased to $6.2 million in the second quarter of 2020 compared to $9.0 million in the second quarter of 2019.

•Sales expense decreased due to sales commissions on lower retail sales primarily due to COVID-19.
•Marketing expense decreased due to lower marketing activity and third party consultant spending.
•General and administrative expense decreased primarily due to decreased payroll and share-based compensation.

First six months 2020 vs. 2019

	Six months ended June 30,
	2020	2019
	(in thousands)
Sales expense	$2,557	$3,769
Marketing expense	3,756	5,764
General & administrative expense	7,739	18,071
Selling, general and administrative	$14,052	$27,604

Selling, general and administrative (“SG&A”) expenses decreased to $14.1 million during the six months ended June 30, 2020 compared to $27.6 million in the first six months of 2019.
•Sales expense decreased due to sales commissions on lower retail sales primarily due to COVID-19.
•Marketing expense decreased due to lower marketing activity and third party consultant spending.
•General and administrative expense decreased primarily due to decreased share-based compensation and payroll expense. In the first quarter of 2019, we had stock-based compensation expense of $7.9 million and payroll expense of $0.9 million related to the retirement of our former President and Chief Executive Officer. We entered into a Settlement Agreement (the “Settlement Agreement”) with Mona Jr., pursuant to which we agreed that Mona Jr.’s resignation on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and Restricted Stock Units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain of our milestones are achieved related to our drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). We also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from us. As a result of the Settlement Agreement, we recorded stock-based compensation expense related to the accelerated vesting of the RSU's and the modification of certain stock options of $5.1 million and $2.7 million in the first quarter of 2019, respectively.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2020 and 2019 is detailed below:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net income (loss)	$(4,034)	$(647)	$(4,681)	$2,248	$(1,019)	$1,229
Depreciation	195	—	195	168	—	168
Amortization	—	9	9	—	9	9
Interest expense (income)	4	—	4	(1)	—	(1)
Income tax expense	20	—	20	26	—	26
EBITDA	(3,815)	(638)	(4,453)	2,441	(1,010)	1,431
Stock-based compensation (1)	1,209	34	1,243	2,090	35	2,125
Adjusted EBITDA	$(2,606)	$(604)	$(3,210)	$4,531	$(975)	$3,556

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(7,973)	$(1,860)	$(9,833)	$(6,483)	$(1,672)	$(8,155)
Depreciation	371	—	371	336	—	336
Amortization	—	18	18	—	18	18
Interest expense (income)	(6)	—	(6)	5	—	5
Income tax expense (benefit)	(138)	—	(138)	26	—	26
EBITDA	(7,746)	(1,842)	(9,588)	(6,116)	(1,654)	(7,770)
Stock-based compensation (1)	2,467	34	2,501	4,137	79	4,216
Stock-based compensation associated with employment settlement (2)	—	—	—	7,857	—	7,857
Payroll expense associated with employment settlement (3)	—	—	—	934	—	934
Adjusted EBITDA	$(5,279)	$(1,808)	$(7,087)	$6,812	$(1,575)	$5,237
_________________
(1)Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.
(2)Represents stock-based compensation expense related to accelerated vesting of RSU's and the modification of certain stock options associated with the settlement agreement with our former President and Chief Executive Officer.
(3)Represents accrued payroll and related benefits associated with the retirement of our former President and Chief Executive Officer.

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
We expect COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail and grocery store closures to continue to negatively impact our operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations. In response to the continuing uncertainty resulting from COVID-19, we have implemented, and as necessary will continue to make, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to our drug development activities.
On April 15, 2020, we applied for a loan from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (the "PPP") of the CARES Act as administered by the U.S. Small Business Administration (the "SBA"). On April 17, 2020, the loan was approved, and we received proceeds in the amount of $2.9 million (the “PPP Loan”).
The PPP Loan, which took the form of a promissory note, matures on April 15, 2022 and bears interest at a rate of 0.98% per annum (the “Promissory Note”). Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 15, 2020. We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. We may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.
Under the original rules, all or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA's requirements.
Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the covered period of 8 weeks beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.
The Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), enacted on June 5, 2020, amended the Paycheck Protection Program, among others, as follows: (i) extended the covered period from 8 weeks to 24 weeks from the date the PPP Loan is originated, during which PPP funds needed to be expended in order to be forgiven. A borrower may submit a loan forgiveness application any time on or before the maturity date of the loan – including before the end of the covered period – if the borrower has used all of the loan proceeds for which the borrower is requesting forgiveness. (ii) at least 60% of PPP funds must be spent on payroll costs, with the remaining 40% available to spend on other eligible expenses. (iii) payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender. If a borrower fails to seek forgiveness within 10 months after the last day of its covered period, then payments will begin on the date that is 10 months after the last day of the covered period. In addition, the PPP Flexibility Act modified the CARES Act by increasing the maturity date for loans made after the effective date from two years to a minimum maturity of five years from the date on which the borrower applies for loan forgiveness. Existing PPP loans made before the new legislation retain their original two-year term, but may be renegotiated between a lender and a borrower to match the 5-year term permitted under the PPP Flexibility Act.
We intend to apply for full loan forgiveness within the required timeframe. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.
We believe that our cash and cash equivalents on hand and the cost reduction measures described above, will provide sufficient liquidity to fund our operations for the next 12 months from the issuance of the consolidated financial statements.

A summary of our changes in cash flows for the six months ended June 30, 2020 and 2019 is provided below:

	Six months ended June 30,
	2020	2019
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(4,104)	$3,457
Investing activities	(506)	(504)
Financing activities	3,079	(151)
Net increase (decrease) in cash and restricted cash	(1,531)	2,802
Cash, cash equivalents and restricted cash, beginning of period	9,608	12,935
Cash, cash equivalents and restricted cash, end of period	$8,077	$15,737

Operating Activities
Net cash provided by or used in operating activities includes net income (loss) adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, and stock-based compensation. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.
We used cash in operating activities of $4.1 million in the six months ended June 30, 2020 compared to net cash provided by operating activities of $3.5 million in the six months ended June 30, 2019. The primary reason for this decrease is our net loss of $9.8 million due to lower sales as a result of COVID-19, and increased market competition. Our net loss was partially offset by non-cash items and changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $0.5 million for the six months ended June 30, 2020 and 2019. During the six months ended June 30, 2020, we invested in additional technology to support our e-commerce activities and tenant improvements to our main facility. Net cash used in investing activities during the six months ended June 30, 2019 consisted of equipment purchases and tenant improvements.
Financing Activities
Net cash provided financing activities was $3.1 million for the six months ended June 30, 2020 compared to net cash used in financing activities of $0.2 million for the six months ended June 30, 2019. Our financing activities for the six months ended June 30, 2020 consisted of proceeds from the PPP Loan of $2.9 million and stock option exercises of $0.2 million. Our financing activities for the six months ended June 30, 2019 consisted of repayment of our insurance financing of $0.4 million, partially offset by proceeds from stock option exercises of $0.3 million.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 7, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
(1)Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 13, 2013.
(2)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on January 4, 2016.
(3)Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on April 14, 2016.
(4)Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 16, 2016.
(5)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on March 22, 2017.
(6)Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on May 9, 2017.
(7)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 31, 2013.
(8)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on June 17, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV SCIENCES, INC. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer (Principal Executive Officer)
Dated August 6, 2020

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated August 6, 2020