Form 10-Q
period 2020-09-30
CV Sciences, Inc.
filed 2020-11-06
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2020, the issuer had 100,018,514 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. None

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$5,563	$9,107
Restricted cash	501	501
Accounts receivable, net	1,318	2,177
Inventory	8,685	9,971
Prepaid expenses and other	8,138	10,611
Total current assets	24,205	32,367

Property & equipment, net	3,096	3,615
Operating lease assets	3,199	8,709
Intangibles, net	3,739	3,766
Goodwill	2,788	2,788
Other assets	1,378	1,442
Total assets	$38,405	$52,687

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,647	$1,617
Accrued expenses	9,817	10,856
Operating lease liability - current	688	723
Current portion of long-term debt	363	—
Total current liabilities	12,515	13,196

Operating lease liability	3,635	9,517
Debt	2,543	—
Deferred tax liability	263	421
Other liabilities	—	406
Total liabilities	18,956	23,540

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000,000 shares authorized; 100,029 and 99,416 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10	10
Additional paid-in capital	74,066	70,774
Accumulated deficit	(54,627)	(41,637)
Total stockholders' equity	19,449	29,147

Total liabilities and stockholders' equity	$38,405	$52,687
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Product sales, net	$5,564	$12,603	$19,230	$44,368
Cost of goods sold	3,106	4,175	10,442	13,430
Gross Profit	$2,458	$8,428	$8,788	$30,938

Operating expenses:
Research and development	412	1,544	2,667	4,574
Selling, general and administrative	5,197	8,657	19,249	36,261
	5,609	10,201	21,916	40,835

Operating Loss	(3,151)	(1,773)	(13,128)	(9,897)

Interest (income) expense, net	6	(7)	—	(2)
Income loss before income taxes	(3,157)	(1,766)	(13,128)	(9,895)
Income tax expense (benefit)	—	3	(138)	29
Net Loss	$(3,157)	$(1,769)	$(12,990)	$(9,924)

Weighted average common shares outstanding, basic and diluted	99,950	98,733	99,831	97,524
Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.13)	$(0.10)

See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2019	99,416	$10	$70,774	$(41,637)	$29,147
Issuance of common stock from exercise of stock options	436	—	161	—	161
Stock-based compensation	—	—	1,258	—	1,258
Net loss	—	—	—	(5,152)	(5,152)
Balance at March 31, 2020	99,852	10	72,193	(46,789)	25,414
Issuance of common stock from exercise of stock options	34	—	12	—	12
Stock-based compensation	—	—	1,243	—	1,243
Net loss	—	—	—	(4,681)	(4,681)
Balance at June 30, 2020	99,886	10	73,448	(51,470)	21,988
Issuance of common stock from exercise of stock options	143	—	3	—	3
Stock-based compensation	—	—	615	—	615
Net loss	—	—	—	(3,157)	(3,157)
Balance at September 30, 2020	100,029	$10	$74,066	$(54,627)	$19,449

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2018	94,940	$9	$55,134	$(25,027)	$30,116
Issuance of common stock from exercise of stock options	3,539	1	196	—	197
Stock-based compensation	—	—	2,091	—	2,091
Stock-based compensation associated with founders employment settlements	—	—	7,857	—	7,857
Net loss	—	—	—	(9,384)	(9,384)
Balance at March 31, 2019	98,479	10	65,278	(34,411)	30,877
Issuance of common stock from exercise of stock options	225	—	57	—	57
Stock-based compensation	—	—	2,125	—	2,125
Net income	—	—	—	1,229	1,229
Balance at June 30, 2019	98,704	10	67,460	(33,182)	34,288
Issuance of common stock from exercise of stock options	63	—	25	—	25
Stock-based compensation	—	—	699	—	699
Net loss	—	—	—	(1,769)	(1,769)
Balance at September 30, 2019	98,767	$10	$68,184	$(34,951)	$33,243
See accompanying notes to the condensed consolidated financial statements.

CV SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(12,990)	$(9,924)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	629	533
Stock-based compensation	3,116	4,915
Stock-based compensation associated with employment settlement	—	7,857
Loss on sale of property and equipment	176	—
Non-cash lease expense, net	455	497
Deferred taxes	(158)	—
Other	240	38
Change in operating assets and liabilities:
Accounts receivable, net	717	(240)
Inventory	1,858	(1,475)
Prepaid expenses and other	2,640	(659)
Accounts payable and accrued expenses	(2,515)	857
Net cash provided by (used in) operating activities	(5,832)	2,399

INVESTING ACTIVITIES
Purchases of property and equipment	(794)	(901)
Net cash flows used in investing activities	(794)	(901)

FINANCING ACTIVITIES
Proceeds from debt	2,906	—
Repayment of unsecured debt	—	(474)
Proceeds from exercise of stock options	176	279
Net cash flows provided by (used in) financing activities	3,082	(195)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,544)	1,303
Cash, cash equivalents and restricted cash, beginning of period	9,608	12,935
Cash, cash equivalents and restricted cash, end of period	$6,064	$14,238

Supplemental cash flow disclosures:
Interest paid	$—	$9
Income taxes paid	$18	$70

Supplemental disclosures of non-cash transactions:
Purchase of property and equipment in accounts payable and accrued expenses	$239	$21
Operating ROU lease assets obtained in exchange for operating lease liabilities	$—	$5,405
Derecognition of operating ROU lease assets related to operating lease termination	$(4,704)	$—
Sale of property and equipment in exchange for note receivable (recorded in prepaid expenses and other) and inventory	$675	$—
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
Description of Business - The Company has two operating segments; consumer products and specialty pharmaceutical. The consumer products segment develops, manufactures, and markets products based on hemp-based Cannabidiol ("CBD"), under the name PlusCBD™ in a variety of market sectors including nutraceutical, beauty care and specialty foods. The specialty pharmaceutical segment is developing drug candidates which use CBD as a primary active ingredient.
Basis of Presentation - The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.
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

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. As of September 30, 2020, the Company's Level 1 assets are comprised of $3.0 million in money market funds which are classified as cash equivalents, and restricted cash of $0.5 million comprised of certificates of deposit. As of December 31, 2019, the Company's Level 1 assets are comprised of $4.0 million in money market funds which are classified as cash equivalents, and restricted cash of $0.5 million comprised of certificates of deposit. The carrying value of the cash equivalents and restricted cash approximated the fair value as of September 30, 2020 and December 31, 2019. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2020 and December 31, 2019.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2020 and December 31, 2019.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2020 and December 31, 2019.

Cash, cash equivalents, and restricted cash - The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown in the statement of cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$5,563	$13,738
Restricted cash	501	500
Total cash and restricted cash shown in the statements of cash flows	$6,064	$14,238

Revenues - The following presents revenue product sales by channel, food, drug and mass ("FDM"), natural products and other, and e-commerce, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$518	9.3%	$158	1.3%
Retail - Natural products and other	3,204	57.6%	9,723	77.1%
E-Comm	1,842	33.1%	2,722	21.6%
Product sales, net	$5,564	100.0%	$12,603	100.0%

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$1,394	7.3%	$1,924	4.3%
Retail - Natural products and other	11,943	62.1%	34,786	78.4%
E-Comm	5,893	30.6%	7,658	17.3%
Product sales, net	$19,230	100.0%	$44,368	100.0%

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

Management expects COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail and grocery store closures to negatively impact its operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact its ability to meet future obligations. In response to the continuing uncertainty resulting from COVID-19, management has implemented, and as necessary will continue to make strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to its drug development activities.

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

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.    BALANCE SHEET DETAILS
Inventory
Inventory as of September 30, 2020 and December 31, 2019 was comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$4,889	$4,503
Work in process	797	415
Finished goods	2,999	5,053
	$8,685	$9,971
As of September 30, 2020, the Company had no inventory outside the United States. As of December 31, 2019, the Company had inventory outside the United States of $0.3 million. The Company recorded inventory write-downs of $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. The Company had no inventory write-downs for the three and nine months ended September 30, 2019.
Accrued expenses
Accrued expenses as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll expenses (1)	$8,634	$8,787
Other accrued liabilities	1,183	2,069
	$9,817	$10,856
(1) This includes a $6.2 million tax liability associated with a related party transaction as discussed in Note 11.

3.    INTANGIBLES, NET
Intangible assets consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Balance - September 30, 2020:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	95	5	5
Non-compete agreements	77	73	4	5
	$3,907	$168	$3,739
Balance - December 31, 2019:
In-process research and development	$3,730	$—	$3,730	—
Trade names	100	80	20	5
Non-compete agreements	77	61	16	5
	$3,907	$141	$3,766

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    DEBT
Paycheck Protection Program
On April 15, 2020, the Company applied for a loan from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program of the CARES Act as administered by the U.S. Small Business Administration. On April 17, 2020, the loan was approved, and the Company received proceeds in the amount of $2.9 million (the “PPP Loan”).
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
The Company intends to apply for loan forgiveness within the required timeframe. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.
Unsecured Note Payable
In October 2018, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies, which was amended in January 2019. The amount financed was $0.5 million and incurred interest at a rate of 5.15%. The Company was required to make monthly payments of $0.1 million through July 2019. As of September 30, 2020 and December 31, 2019, there was no outstanding balance.
In October 2020, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is $0.6 million and incurs interest at a rate of 3.70%. The Company will be required to make monthly payments of $0.1 million from November 2020 through July 2021.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.    LEASES
On July 27, 2020, the Company entered into a lease termination agreement for one of its facilities in San Diego, which was effective August 31, 2020. The Company derecognized the related operating lease obligation of $5.1 million and operating lease asset of $4.7 million as of August 31, 2020, and recorded an associated gain from the lease termination of $0.4 million, which is recorded as a component of selling, general and administrative expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.
6.    STOCK-BASED COMPENSATION
On June 11, 2019, the Company's stockholders approved an amendment to the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan") to increase the number of shares that may be issued under the 2013 Plan by an additional 3,000,000 shares. The Company’s stockholders also approved to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2020, the Company added 3,976,000 shares to the 2013 plan. There are currently 34,976,000 shares authorized for issuance under the 2013 Plan. As of September 30, 2020, the Company had 5,235,000 of authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the 2013 Plan.
The Company recognized stock-based compensation expense of $0.6 million and $3.1 million during the three and nine months ended September 30, 2020, respectively, and $0.7 million on and $12.8 million for the three and nine months ended September 30, 2019, respectively. During the nine months ended September 30, 2019, the Company's former President and Chief Executive Officer ("Mona Jr.") and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and restricted stock units (RSU's) upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options). The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the nine months ended September 30, 2019.
In June 2020, the Company’s board of directors approved a stock option modification that reduced certain employees’ and directors’ stock option exercise prices to $0.66. No other terms were modified. Stock options to purchase a total of 2,130,000 shares of common stock were modified. The modification to the existing stock options resulted in $0.2 million incremental increase in the value of the stock options. The incremental value associated with the modification will be recognized over the life of the remaining service period of the options. During the nine months ended September 30, 2020, the Company recorded $0.1 million in stock-based compensation associated with the repriced options.
As of September 30, 2020, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $3.4 million which is expected to be recognized over a weighted-average period of 1.5 years.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2019	28,105	$0.80	5.4	$12,335
Granted	6,165	0.41	—	—
Exercised	(612)	0.86	—	—
Forfeited	(7,503)	1.13	—	—
Outstanding - September 30, 2020	26,155	0.50	5.9	5,169

Exercisable - September 30, 2020	22,265	0.48	5.5	4,608
Vested or expected to vest - September 30, 2020	26,155	$0.50	5.9	$5,169
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. The above table includes 5,000,000 vested performance-based options as of September 30, 2020, which were issued outside of the 2013 Plan. As of September 30, 2020, there were 8,000,000 remaining unvested stock options granted outside of the 2013 Plan which vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr. (refer to Note 11).

The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $0.4 million. Upon option exercise, the Company issues new shares of stock. The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 was $4.3 million.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Volatility	132.9%	106.0%	132.9%	112.3%
Risk-Free Interest Rate	0.4%	1.7%	0.5%	2.3%
Expected Term (in years)	5.85	5.87	5.32	5.75
Dividend Rate	—%	—%	—%	—%
Fair Value Per Share on Grant Date	$0.47	$3.16	$0.36	$3.83
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility for the three and nine months ended September 30, 2020 is based on the historical volatility of the Company's common stock. Expected volatility for the three and nine months ended September 30, 2019 is calculated based on the Company’s peer group, consisting of five companies in the industry in which the Company operates because the Company did not have sufficient historical volatility data. The Company estimates the expected term for stock options awarded to employees, non-employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. In the future, as the Company gains historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.        NET LOSS PER SHARE
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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options	21,155	18,640	21,155	18,640
Performance stock options	5,000	7,250	5,000	7,250
Total	26,155	25,890	26,155	25,890

The above table excludes 8,000,000 unvested performance stock options for the three and nine months ended September 30, 2020 and 10,750,000 unvested performance stock options for the three and nine months ended September 30, 2019, which vest upon the completion of future performance conditions.

8.    COMMITMENTS AND CONTINGENCIES

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
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith Complaint and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties have commenced discovery in the action. Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). The Company has accepted service of the Berry Complaint and a motion to dismiss is currently pending. In addition to the Berry Complaint, four additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. All four actions are currently stayed. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. Management intends to vigorously defend the allegations in each of these matters as the result of the issuance of a patent and the failure of the plaintiffs’ causes of action on various other grounds.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the termination of Mike Mona Jr.’s severance and other post-termination compensation and benefits, and to recover amounts owed to the Company by Mona Jr. in connection with his purchase of personal seat licenses for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. In response to Mona Jr.’s motion to compel arbitration of the matter, the Company agreed to arbitrate its claims before the American Arbitration Association.
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

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents information by reportable operating segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended September 30, 2020:
Product sales, net	$5,564	$—	$5,564

Gross profit	$2,458	$—	$2,458
Research and development expense	119	293	412
Selling, general and administrative expense	5,188	9	5,197
Operating loss	$(2,849)	$(302)	$(3,151)

Three months ended September 30, 2019:
Product sales, net	$12,603	$—	$12,603

Gross profit	$8,428	$—	$8,428
Research and development expense	437	1,107	1,544
Selling, general and administrative expense	8,646	11	8,657
Operating loss	$(655)	$(1,118)	$(1,773)

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Nine months ended September 30, 2020:
Product sales, net	$19,230	$—	$19,230

Gross profit	$8,788	$—	$8,788
Research and development expense	575	2,092	2,667
Selling, general and administrative expense	19,178	71	19,249
Operating loss	$(10,965)	$(2,163)	$(13,128)

Nine months ended September 30, 2019:
Product sales, net	$44,368	$—	$44,368

Gross profit	$30,938	$—	$30,938
Research and development expense	1,815	2,759	4,574
Selling, general and administrative expense	36,230	31	36,261
Operating loss	$(7,107)	$(2,790)	$(9,897)
The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million as of September 30, 2020 and December 31, 2019. In addition, the Company's intangible assets of $3.7 million and $3.8 million as of September 30, 2020 and December 31, 2019, respectively, are included in the specialty pharmaceutical segment. All other assets are included in the consumer products segment as of September 30, 2020 and December 31, 2019. The majority of the Company's sales are to U.S. based customers.

CV SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.    INCOME TAXES
For the nine months ended September 30, 2020, the Company has recognized a tax benefit related to the change in 2019 net operating loss ("NOL") utilization as a result of the CARES Act, partially offset by tax expense for certain states. Also, for the nine months ended September 30, 2020 and 2019, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

11.    RELATED PARTIES
As of September 30, 2020, the Company has a payable to its founders recorded of $0.7 million. The amount is included in accrued expenses and mostly related to termination benefits associated with their separation from the Company. The termination benefits are payable via regular payroll through June 2021.
As part of the Settlement Agreement, 2,950,000 RSUs vested and were issued to Mona Jr. The vesting of the RSU's is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) and included in the Company’s payroll tax filing at the time of vesting. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed consolidated balance sheet as of September 30, 2020 in an amount of $6.2 million which was recorded as a component of accrued expenses. The Company has recorded an offsetting receivable for the total estimated Federal and State income taxes which should have been withheld. This resulted in a receivable of $6.2 million as of September 30, 2020 which was recorded in the line item Prepaid expenses and other on the condensed consolidated balance sheet. If the amount is not paid by Mona Jr., or if the Company is unsuccessful in receiving the required taxing authority documentation from him, the Company could be liable for the amount of such withholding tax due and would record an associated charge for which the Company would seek reimbursement from Mona Jr. Additionally, the Company could be subject to negligence penalties if the amounts are ultimately not paid. The Company does not believe that any such negligence penalties are probable or reasonably possible as of September 30, 2020.
Because the October 15, 2020 federal tax filing deadline has passed, the Company has requested that Mona Jr. provide it with the required taxing authority documentation. Mona Jr. has yet to comply with this request. If the Company is unable to obtain such documentation, it could result in a material adverse effect on the Company’s results of operations, financial conditions and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us”, we mean CV Sciences, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
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

Results of Operations
Revenues and gross profit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$5,564	$12,603	$(7,039)	(56)%	$19,230	$44,368	$(25,138)	(57)%
Cost of goods sold	3,106	4,175	$(1,069)	(26)%	10,442	13,430	(2,988)	(22)%
Gross profit	$2,458	$8,428	$(5,970)	(71)%	$8,788	$30,938	$(22,150)	(72)%
Gross margin	44.2%	66.9%			45.7%	69.7%
Third quarter 2020 vs. 2019

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$518	9.3%	$158	1.3%
Retail - Natural products and other	3,204	57.6%	9,723	77.1%
E-Comm	1,842	33.1%	2,722	21.6%
Product sales, net	$5,564	100.0%	$12,603	100.0%
We had product sales of $5.6 million and gross profit of $2.5 million, representing a gross margin of 44.2% in the third quarter of 2020 compared with product sales of $12.6 million and gross profit of $8.4 million, representing a gross margin of 66.9% in the third quarter of 2019. Our product sales decreased by $7.0 million or 56% in the third quarter of 2020 when compared to third quarter 2019 results. The decline is primarily due to lower retail sales as a result of COVID-19 and increased market competition, which is largely due to the lack of a clear regulatory framework. As of September 30, 2020, our products were in 6,227 retail stores, of which 3,089 were with retailers in the food, drug and mass ("FDM") channel. This store count has increased from 5,435 as of September 30, 2019.
During the third quarter 2020, we launched the following new products:

•Refresh of our PlusCBD™ branded product line
•30+ new PlusCBD™ products
•Happy Lane™, a new THC-free CBD brand
•CV Acute™, to support immune system and respiratory health
•CV Defense™, to provide daily immune support

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the third quarter of 2020 increased as a percentage of revenue due to higher overhead and production cost compared to the third quarter of 2019. The gross margin decrease in the third quarter 2020 compared with 2019 is primarily due to higher overhead cost and associated volume deleverage, increased production cost, and reduced sales pricing as a result of increased market competition.
First nine months 2020 vs. 2019

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$1,394	7.3%	$1,924	4.3%
Retail - Natural products and other	11,943	62.1%	34,786	78.4%
E-Comm	5,893	30.6%	7,658	17.3%
Product sales, net	$19,230	100.0%	$44,368	100.0%
For the nine months ended September 30, 2020, our product sales decreased by $25.1 million or 57%. The decline is primarily due to lower retail sales as a result of COVID-19, and increased market competition, which is partially due to the lack of a clear regulatory framework.
The gross profit decrease of $22.2 million or 72% to $8.8 million for the nine months ended September 30, 2020 is in-line with the decline in product sales. Gross margins decreased from 69.7% for the nine months ended September 30, 2019 to 45.7% for the nine months ended September 30, 2020. The decrease is primarily due to higher overhead cost and associated volume deleverage, increased production cost, and reduced sales pricing as a result of increased market competition.
Research and development expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands)				(in thousands)
Research and development	$412	$1,544	$(1,132)	(73)%	$2,667	$4,574	$(1,907)	(42)%
Percentage of product sales, net	7%	12%			14%	10%
Third quarter 2020 vs. 2019
Research and development (“R&D”) expense decreased to $0.4 million in the third quarter of 2020 compared to $1.5 million in the third quarter of 2019. The decrease of $1.1 million or 73% is related to reductions in R&D expenses for our specialty pharmaceutical segment of $0.8 million and for our consumer products segment of $0.3 million. The reduction in R&D in our specialty pharmaceutical segment is mostly related to reduced activities related to preclinical work, development cost associated with our active pharmaceutical ingredient ("API"), and expenses paid to outside consultants. The reduction in R&D expense in our consumer products segment is mostly related to lower personnel cost and cost for outside services.

First nine months 2020 vs. 2019
Research and development (“R&D”) expense decreased to $2.7 million during the nine months ended September 30, 2020 compared to $4.6 million in the first nine months of 2019. The decrease of $1.9 million or 42% is related to a reductions in R&D expenses for our consumer products segment of $1.2 million and our specialty pharmaceutical segment of $0.7 million. The reduction in R&D expense in our consumer products segment is mostly related to lower personnel cost and cost for outside services for new consumer product development. The reduction in R&D in our specialty pharmaceutical segment is mostly related to reduced activities related to preclinical work, development cost associated with our active pharmaceutical ingredient ("API"), and expenses paid to outside consultants.

Selling, general and administrative expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands)				(in thousands)
Selling, general and administrative	$5,197	$8,657	$(3,460)	(40)%	$19,249	$36,261	$(17,012)	(47)%
Percentage of product sales, net	93%	69%			100%	82%

Third quarter 2020 vs. 2019

	Three months ended September 30,
	2020	2019
	(in thousands)
Sales expense	$1,089	$1,910
Marketing expense	1,515	3,345
General & administrative expense	2,593	3,402
Selling, general and administrative	$5,197	$8,657
Selling, general and administrative (“SG&A”) expenses decreased to $5.2 million in the third quarter of 2020 compared to $8.7 million in the third quarter of 2019.

•Sales expense decreased due to sales commissions on lower retail sales primarily due to COVID-19.
•Marketing expense decreased due to lower marketing activity and third party consultant spending.
•General and administrative expense decreased primarily due to decreased payroll and outside services.

First nine months 2020 vs. 2019

	Nine months ended September 30,
	2020	2019
	(in thousands)
Sales expense	$3,646	$5,679
Marketing expense	5,271	9,109
General & administrative expense	10,332	21,473
Selling, general and administrative	$19,249	$36,261

Selling, general and administrative (“SG&A”) expenses decreased to $19.2 million during the nine months ended September 30, 2020 compared to $36.3 million in the first nine months of 2019.
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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2020 and 2019 is detailed below:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(2,855)	$(302)	$(3,157)	$(651)	$(1,118)	$(1,769)
Depreciation	231	—	231	170	—	170
Amortization	—	9	9	—	9	9
Interest expense (income)	6	—	6	(7)	—	(7)
Income tax expense	—	—	—	3	—	3
EBITDA	(2,618)	(293)	(2,911)	(485)	(1,109)	(1,594)
Stock-based compensation (1)	581	34	615	657	42	699
Adjusted EBITDA	$(2,037)	$(259)	$(2,296)	$172	$(1,067)	$(895)

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(10,827)	$(2,163)	$(12,990)	$(7,134)	$(2,790)	$(9,924)
Depreciation	602	—	602	506	—	506
Amortization	—	27	27	—	27	27
Interest expense (income)	—	—	—	(2)	—	(2)
Income tax expense (benefit)	(138)	—	(138)	29	—	29
EBITDA	(10,363)	(2,136)	(12,499)	(6,601)	(2,763)	(9,364)
Stock-based compensation (1)	3,048	68	3,116	4,794	121	4,915
Stock-based compensation associated with employment settlement (2)	—	—	—	7,857	—	7,857
Payroll expense associated with employment settlement (3)	—	—	—	934	—	934
Adjusted EBITDA	$(7,315)	$(2,068)	$(9,383)	$6,984	$(2,642)	$4,342
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
We believe that our cash and cash equivalents on hand and the cost reduction measures described above, will provide sufficient liquidity to fund our operations for the next 12 months from the issuance of the condensed consolidated financial statements.

A summary of our changes in cash flows for the nine months ended September 30, 2020 and 2019 is provided below:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(5,832)	$2,399
Investing activities	(794)	(901)
Financing activities	3,082	(195)
Net increase (decrease) in cash and restricted cash	(3,544)	1,303
Cash, cash equivalents and restricted cash, beginning of period	9,608	12,935
Cash, cash equivalents and restricted cash, end of period	$6,064	$14,238

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
We used cash in operating activities of $5.8 million in the nine months ended September 30, 2020 compared to net cash provided by operating activities of $2.4 million in the nine months ended September 30, 2019. The primary reason for this decrease is our net loss of $13.0 million due to lower sales as a result of COVID-19, and increased market competition. Our net loss was partially offset by non-cash items and changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020, we invested in additional technology to support our e-commerce activities and tenant improvements to our main facility. Net cash used in investing activities during the nine months ended September 30, 2019 consisted of equipment purchases and tenant improvements.
Financing Activities
Net cash provided financing activities was $3.1 million for the nine months ended September 30, 2020 compared to net cash used in financing activities of $0.2 million for the nine months ended September 30, 2019. Our financing activities for the nine months ended September 30, 2020 consisted of proceeds from the PPP Loan of $2.9 million and stock option exercises of $0.2 million. Our financing activities for the nine months ended September 30, 2019 consisted of repayment of our insurance financing of $0.5 million, partially offset by proceeds from stock option exercises of $0.3 million.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

11/SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV SCIENCES, INC. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer (Principal Executive Officer)
Dated November 5, 2020

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated November 5, 2020