Form 10-Q
period 2021-03-31
CV Sciences, Inc.
filed 2021-05-13
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2021, the issuer had 107,533,054 shares of issued and outstanding common stock, par value $0.0001.

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$5,165	$4,024
Restricted cash	501	501
Accounts receivable, net	949	1,126
Inventory	9,008	8,840
Prepaid expenses and other	1,902	2,372
Total current assets	17,525	16,863

Property & equipment, net	2,688	2,877
Operating lease assets	2,912	3,057
Intangibles, net	3,730	3,730
Goodwill	2,788	2,788
Other assets	1,035	1,310
Total assets	$30,678	$30,625

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,083	$1,677
Accrued expenses	10,243	9,805
Operating lease liability - current	670	680
Current portion of long-term debt	2,907	2,174
Total current liabilities	14,903	14,336

Operating lease liability	3,291	3,467
Debt	363	1,453
Deferred tax liability	157	157
Total liabilities	18,714	19,413

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000 shares authorized; 106,791 and 100,664 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	11	10
Additional paid-in capital	79,001	75,123
Accumulated deficit	(67,048)	(63,921)
Total stockholders' equity	11,964	11,212

Total liabilities and stockholders' equity	$30,678	$30,625
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Product sales, net	$4,844	$8,270
Cost of goods sold	2,486	4,262
Gross Profit	2,358	4,008

Operating expenses:
Research and development	186	1,509
Selling, general and administrative	5,285	7,819
	5,471	9,328

Operating Loss	(3,113)	(5,320)

Interest (income) expense, net	14	(10)
Income loss before income taxes	(3,127)	(5,310)
Income tax benefit	—	(158)
Net Loss	$(3,127)	$(5,152)

Weighted average common shares outstanding, basic and diluted	104,508	99,678
Net loss per common share, basic and diluted	$(0.03)	$(0.05)
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2020	100,664	$10	$75,123	$(63,921)	$11,212
Issuance of common stock under equity commitment	6,127	1	3,221	—	3,222
Stock-based compensation	—	—	657	—	657
Net loss	—	—	—	(3,127)	(3,127)
Balance at March 31, 2021	106,791	$11	$79,001	$(67,048)	$11,964

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2019	99,416	$10	$70,774	$(41,637)	$29,147
Issuance of common stock from exercise of stock options	436	—	161	—	161
Stock-based compensation	—	—	1,258	—	1,258
Net loss	—	—	—	(5,152)	(5,152)
Balance at March 31, 2020	99,852	$10	$72,193	$(46,789)	$25,414
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(3,127)	$(5,152)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	204	185
Stock-based compensation	657	1,258
Non-cash lease expense, net	145	287
Deferred taxes	—	(158)
Other	124	144
Change in operating assets and liabilities:
Accounts receivable, net	133	570
Inventory	(168)	970
Prepaid expenses and other	692	1,479
Accounts payable and accrued expenses	(349)	(1,274)
Net cash used in operating activities	(1,689)	(1,691)

INVESTING ACTIVITIES
Purchases of property and equipment	(35)	(480)
Net cash flows used in investing activities	(35)	(480)

FINANCING ACTIVITIES
Repayment of unsecured debt	(357)	—
Proceeds from issuance of common stock	3,222	—
Proceeds from exercise of stock options	—	161
Net cash flows provided by financing activities	2,865	161

Net increase (decrease) in cash, cash equivalents and restricted cash	1,141	(2,010)
Cash, cash equivalents and restricted cash, beginning of period	4,525	9,608
Cash, cash equivalents and restricted cash, end of period	$5,666	$7,598

Supplemental cash flow disclosures:
Income taxes paid	$—	$18

Supplemental disclosures of non-cash transactions:
Purchase of property and equipment in accounts payable and accrued expenses	$7	$76
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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
Description of Business - The Company has two operating segments: consumer products and specialty pharmaceutical. The consumer products segment develops, manufactures, markets and sells plant-based dietary supplements and hemp-based cannabidiol ("CBD"). The Company sells its products under tradenames, such as PlusCBD™, HappyLane™, ProCBD™, CV™Acute, and CV™Defense. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. The specialty pharmaceutical segment is developing drug candidates which use CBD as a primary active ingredient.
Basis of Presentation - The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
Use of Estimates - The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, inputs for valuing equity awards, and assumptions related to revenue recognition.

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of March 31, 2021 and December 31, 2020, approximate their fair value due to the short-term nature of these items. The Company's notes payable balance also approximates fair value as of March 31, 2021 and December 31, 2020, as the interest rate on the notes payable approximates the rates available to the Company as of this date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company's Level 1 assets are comprised of $2.5 million and $2.4 million in money market funds which are classified as cash equivalents as of March 31, 2021 and December 31, 2020, respectively. In addition, the Company's restricted cash of $0.5 million as of March 31, 2021 and December 31, 2020 is comprised of certificates of deposit. The carrying value of the cash equivalents and restricted cash approximated the fair value as of March 31, 2021 and December 31, 2020. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2021 and December 31, 2020.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2021 and December 31, 2020.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2021 and December 31, 2020.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Cash, cash equivalents, and restricted cash - The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of the same amounts shown in the statement of cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$5,165	$7,097
Restricted cash	501	501
Total cash and restricted cash shown in the statements of cash flows	$5,666	$7,598

Revenues - The following presents revenue product sales by channel, food, drug and mass ("FDM"), natural products and other, and e-commerce, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$223	4.6%	$431	5.2%
Retail - Natural products and other	2,752	56.8%	5,825	70.4%
E-Commerce	1,869	38.6%	2,014	24.4%
Product sales, net	$4,844	100.0%	$8,270	100.0%

Liquidity Considerations - COVID-19 has spread (and continues to spread) worldwide, resulting in shutdowns of manufacturing and commerce. COVID-19 has resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantine, shelter-in-place orders, and shutdowns. These measures have impacted, and may further impact, the Company's workforce and operations, the operations of our customers and our partners, and those of our respective vendors and suppliers. The Company's critical business operations, including its headquarters, and many of its key suppliers, are located in regions which have been impacted by COVID-19. The Company's customers and suppliers worldwide have also been affected and may continue to be affected by COVID-19 related restrictions and closures.
COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail store closures had a significant impact on our results of operations for the three months ended March 31, 2021 and the year ended December 31, 2020, and the Company's management expects that it will continue to negatively impact its operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations. In response to the continuing uncertainty resulting from COVID-19, management has implemented, and as necessary will continue to make, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to its drug development activities.
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
On December 8, 2020, the Company entered into a common stock purchase agreement (“SPA”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which Tumim committed to purchase up to $10.0 million in shares of our common stock, from time to time, as further discussed in Note 4.
In response to the continuing uncertainty resulting from COVID-19, management has implemented, and as necessary will continue to make strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to its drug development activities. Management believes that its cash and cash equivalents on hand together with the equity commitment with Tumim and these cost reduction measures, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of the condensed financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal 2023. The Company is currently evaluating the potential impact of Topic 326 on the Company’s condensed financial statements.

Recent Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company's adoption of ASU 2019-12 during the three months ended March 31, 2021, did not have a material impact on the Company's condensed financial statements.

2.    BALANCE SHEET DETAILS
Inventory
Inventory as of March 31, 2021 and December 31, 2020 was comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$4,630	$4,923
Work in process	1,117	785
Finished goods	3,261	3,132
	$9,008	$8,840
Inventory write-downs were immaterial for the three months ended March 31, 2021 and 2020.
Intangibles, net
Intangibles, net as of March 31, 2021 and December 31, 2020 consisted of in-process research and development of $3.7 million with an indefinite life.
Accrued expenses
Accrued expenses as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll expenses (1)	$8,674	$8,324
Other accrued liabilities	1,569	1,481
	$10,243	$9,805
(1) This includes a $6.2 million tax liability associated with a related party transaction as discussed in Note 10.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3.    DEBT
Debt as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
PPP loan	$2,906	$2,906
Insurance financing	364	721
	3,270	3,627
Less: Current portion of debt	(2,907)	(2,174)
Long-term portion of debt	$363	$1,453
Principal payments on the debt are as follows (in thousands):

	March 31, 2021	December 31, 2020
2021	$1,817	$2,174
2022	1,453	1,453
Total principal payments	$3,270	$3,627

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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The Company intends to apply for loan forgiveness within the required timeframe. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The promissory note is classified as long-term except for the portion to be paid within twelve months of period-end, which is classified as current.
Unsecured Note Payable
In October 2020, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is $0.7 million and incurs interest at a rate of 3.60%. The Company will be required to make monthly payments of $0.1 million from November 2020 through July 2021. The outstanding balance as of March 31, 2021 was $0.4 million.

4.    STOCKHOLDERS EQUITY
On December 8, 2020, the Company entered into an SPA with Tumim to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provides, among other things, that the Company my direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company's shares. During the three months ended March 31, 2021, the Company sold 6,127,270 shares of common stock pursuant to the SPA and recognized proceeds of $3.2 million. As of May 13, 2021, we have sold 741,816 additional shares of common stock and recognized proceeds of $0.3 million under the SPA since the quarter ended March 31, 2021.

5.    STOCK-BASED COMPENSATION
As of December 31, 2020, there were 34,976,000 shares of Company common stock authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2021, the Company added 4,000,000 shares of the Company's common stock to the 2013 Plan for a total of 38,976,000 shares authorized for issuance under the 2013 Plan as of March 31, 2021. As of March 31, 2021, the Company had 4,843,000 authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the 2013 Plan.
As of March 31, 2021, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $4.8 million which is expected to be recognized over a weighted-average period of 1.58 years.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	25,225	$0.48	5.7	$2,186
Granted	5,350	0.59	—	—
Exercised	—	—	—	—
Forfeited	(28)	0.61	—	—
Outstanding - March 31, 2021	30,547	0.50	6.3	1,991

Exercisable - March 31, 2021	22,869	0.46	5.1	1,883
Vested or expected to vest - March 31, 2021	30,547	$0.50	6.3	$1,991
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. The above table includes 5,000,000 vested performance-based options as of March 31, 2021, which were issued outside of the 2013 Plan. As of March 31, 2021, there were 8,000,000 remaining unvested stock options granted outside of the 2013 Plan which vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr. (refer to Note 10).

The total intrinsic value of stock options exercised during the three months ended March 31, 2020 was $0.3 million. Upon option exercise, the Company issues new shares of stock. There were no stock option exercises during the three months ended March 31, 2021.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended March 31,
	2021	2020
Volatility	134.1%	135.4%
Risk-Free Interest Rate	1.0%	0.6%
Expected Term (in years)	5.61	5.29
Dividend Rate	—%	—%
Fair Value Per Share on Grant Date	$0.53	$0.29
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended March 31,
	2021	2020
Stock options	25,547	20,535
Performance stock options	5,000	5,000
Total	30,547	25,535

The above table excludes 8,000,000 unvested performance stock options for the three months ended March 31, 2021 and 2020, which vest upon the completion of future performance conditions.

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
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith Complaint and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties have commenced discovery in the action with a discovery cutoff date of May 24, 2021. However, on April 30, 2021, plaintiff's counsel filed a motion to extend the discovery cutoff date. At this time no hearing date has been set.
Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). The Company accepted service of the Berry Complaint and filed a motion to dismiss, which is currently pending. In addition to the Berry Complaint, five additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. This includes a new shareholder derivative action filed on April 13, 2021 by David Menna in the Superior Court of the State of California, County of San Diego. Service of process has not yet been effectuated in that action. With respect to the other four shareholder derivative cases, all four actions are currently stayed. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. Management intends to vigorously defend the allegations in each of these matters as the result of the issuance of a patent and the failure of the plaintiffs’ causes of action on various other grounds.
On December 3, 2019, Michelene Colette and Leticia Shaw filed a putative class action complaint in the Central District of California, alleging the labeling on the Company’s products violated the Food, Drug, and Cosmetic Act of 1938 (the “Colette Complaint”). On February 6, 2020, the Company filed a motion to dismiss the Colette Complaint. Instead of opposing our

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the termination of Mona Jr.’s severance and other post-termination compensation and benefits, as well as to recover amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. The complaint also requests that Mona Jr. provides the Company with appropriate taxing authority documentation to show that he paid the tax associated with the vesting of the RSU's. For more information refer to Note 10, Related Parties. The parties have commenced the discovery process, and the Company intends to vigorously pursue its claims.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents information by reportable operating segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended March 31, 2021:
Product sales, net	$4,844	$—	$4,844

Gross profit	$2,358	$—	$2,358
Research and development expense	128	58	186
Selling, general and administrative expense	5,270	15	5,285
Operating loss	$(3,040)	$(73)	$(3,113)

Three months ended March 31, 2020:
Product sales, net	$8,270	$—	$8,270

Gross profit	$4,008	$—	$4,008
Research and development expense	305	1,204	1,509
Selling, general and administrative expense	7,810	9	7,819
Operating loss	$(4,107)	$(1,213)	$(5,320)
The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million and intangible assets of $3.7 million as of March 31, 2021 and December 31, 2020. All other assets are included in the consumer products segment as of March 31, 2021 and December 31, 2020. The majority of the Company's sales are to U.S. based customers.

9.    INCOME TAXES
For the three months ended March 31, 2021 and 2020, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

10.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."), and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of March 31, 2021, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options) and 6,750,000 of these stock options have not vested as of March 31, 2021. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
As part of the Settlement Agreement, 2,950,000 vested RSU's were issued to Mona Jr. The vesting of the RSU's and payment of shares is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the condensed statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed balance sheet as of December 31, 2020 in an amount of $6.2 million which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. If the tax amount is not paid by Mona Jr., the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of March 31, 2021.
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the termination of Mona Jr.'s severance and other post-termination compensation and benefits, and to recover amounts owed to the Company by Mona Jr. in connection with his purchase of personal seat licenses for the Raiders stadium and certain advance payments made on Mona Jr.'s behalf. The complaint also requests that Mona Jr. provides the Company with appropriate taxing authority documentation to show that he paid the tax associated with the vesting of the RSU's. The Company recorded a payable to Mona Jr. of $0.4 million as of March 31, 2021 and December 31, 2020. The amounts are mostly related to termination benefits associated with his separation from the Company and are payable via regular payroll through June 2021. The Company has not paid any termination benefits to Mona Jr. since filing the complaint. As of March 31, 2021 and December 31, 2020, the entire amount is included in accrued expenses.
In addition, on December 31, 2019, the Company's former Chief Operating Officer and co-founder, Michael Mona III ("Mona III"), resigned from the Company. The Company recorded stock-based compensation expense related to the accelerated vesting of Mona III's unvested outstanding options of $1.7 million during the year ended December 31, 2019 with no assumed forfeiture rate. The Company recorded a payable to Mona III of $0.1 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively. The amounts are mostly related to termination benefits associated with his separation from the Company and are payable via regular payroll through June 2021. The amounts are included in accrued expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us”, we mean CV Sciences, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three months ended March 31, 2021 and 2020, respectively, should be read in conjunction with our condensed financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
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
Our specialty pharmaceutical business segment is developing cannabinoids to treat a range of medical indications. Our product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we plan to vigorously pursue patent prosecution on our drug candidates. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007.
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

Results of Operations
Revenues and gross profit

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Product sales, net	$4,844	$8,270	$(3,426)	(41)%
Cost of goods sold	2,486	4,262	$(1,776)	(42)%
Gross profit	$2,358	$4,008	$(1,650)	(41)%
Gross margin	48.7%	48.5%

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$223	4.6%	$431	5.2%
Retail - Natural products and other	2,752	56.8%	5,825	70.4%
E-Commerce	1,869	38.6%	2,014	24.4%
Product sales, net	$4,844	100.0%	$8,270	100.0%
We had net product sales of $4.8 million and gross profit of $2.4 million, representing a gross margin of 48.7% in the first quarter of 2021 compared with net product sales of $8.3 million and gross profit of $4.0 million, representing a gross margin of 48.5% in the first quarter of 2020. Our net product sales decreased by $3.4 million or 41% in the first quarter of 2021 when compared to first quarter 2020 results. The decline is primarily due to lower retail sales as a result of COVID-19, which had a partial impact on the first quarter of 2020. We also experienced increased market competition, which we believe is largely due to the lack of a clear regulatory framework. As of March 31, 2021, our products were in 7,346 retail stores, of which 4,484 were with retailers in the food, drug and mass ("FDM") channel. This store count has increased from 5,799 as of March 31, 2020.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the first quarter of 2021 slightly decreased as a percentage of revenue compared to the first quarter of 2020. The gross margin increase in the first quarter 2021 compared with 2020 is primarily due to favorable changes in our sales mix. Our E-Commerce sales have higher gross margins compared to our retail sales. In addition, E-Commerce sales as a percentage of total sales have increased compared to the first quarter 2020.
Research and development expense

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Research and development expense	$186	$1,509	$(1,323)	(88)%
Percentage of product sales, net	3.8%	18.2%
Research and development (“R&D”) expense decreased to $0.2 million in the first quarter of 2021 compared to $1.5 million in the first quarter of 2020. The decrease of $1.3 million or 88% is related to reductions in R&D expenses for our specialty pharmaceutical segment of $1.1 million and for our consumer products segment of $0.2 million. The reduction in R&D in our specialty pharmaceutical segment is mostly related to reduced activities related to preclinical work and expenses paid to outside consultants. The reduction in R&D expense in our consumer products segment is mostly related to lower personnel cost and cost for outside services.

Selling, general and administrative expense

	Three months ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Sales expense	$1,257	$1,565	$(308)	(20)%
Marketing expense	1,620	2,453	(833)	(34)%
General & administrative expense	2,408	3,801	(1,393)	(37)%
Selling, general and administrative	$5,285	$7,819	$(2,534)	(32)%
Percentage of product sales, net	109.1%	94.5%
Selling, general and administrative (“SG&A”) expenses decreased to $5.3 million in the first quarter of 2021 compared to $7.8 million in the first quarter of 2020.

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
Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Quarterly Report, including our condensed financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2021 and 2020 is detailed below:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(3,054)	$(73)	$(3,127)	$(3,939)	$(1,213)	$(5,152)
Depreciation	204	—	204	176	—	176
Amortization	—	—	—	—	9	9
Interest expense (income)	14	—	14	(10)	—	(10)
Income tax benefit	—	—	—	(158)	—	(158)
EBITDA	(2,836)	(73)	(2,909)	(3,931)	(1,204)	(5,135)
Stock-based compensation (1)	656	1	657	1,258	—	1,258
Adjusted EBITDA	$(2,180)	$(72)	$(2,252)	$(2,673)	$(1,204)	$(3,877)
_________________
(1)Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.
Liquidity and Capital Resources
During the three months ended March 31, 2021 and year ended December 31, 2020, our primary sources of capital came from (i) cash flows from our operations, predominantly from the sale of our CBD products, (ii) existing cash, (iii) government loans, and (iv) proceeds from third-party financings. As of March 31, 2021, the Company’s cash and cash equivalents were approximately $5.2 million and working capital was approximately $2.6 million. During the three month period ended March 31, 2021 and the year ended December 31, 2020, the Company experienced a net operating loss of approximately $3.2 million and $5.2 million, respectively.
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
COVID-19, along with the resulting government-imposed restrictions on businesses, shelter-in place orders and temporary retail and grocery store closures had a significant impact on our results of operations for the three months ended March 31, 2021 and the year ended December 31, 2020, and we expect that it may continue to negatively impact our operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations. In response to the continuing uncertainty resulting from COVID-19, we have implemented, and as necessary will continue to make, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to our drug development activities.
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
As of March 31, 2021, the balance due on the Promissory Note was $2.9 million. We intend to apply for loan forgiveness within the required timeframe. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.
In October 2020, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.7 million and incurs interest at a rate of 3.60%. We are required to make monthly payments of $0.1 million through July 2021. The outstanding balance as of March 31, 2021 was $0.4 million.
On December 8, 2020, we entered into a common stock purchase agreement (“SPA”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which Tumim committed to purchase up to $10.0 million in shares of our common stock, from time to time. The SPA provides, among other things, that we may direct, every three trading days, Tumim to purchase a number of shares of our common stock not to exceed an amount determined based upon the trading volume and stock price of our shares. During the quarter ended March 31, 2021, we sold 6,127,270 shares of common stock pursuant to the SPA and recognized proceeds of $3.2 million, and during the year ended December 31, 2021, we sold 450,000 shares of common stock pursuant to the SPA and recognized proceeds of $0.2 million. As of May 13, 2021, we have sold 741,816 additional shares of common stock and recognized proceeds of $0.3 million under the SPA since the quarter ended March 31, 2021.
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
We are dependent on cash flow from operations to satisfy our working capital requirements. No assurance can be given that cash flow from operations will be sufficient to provide for our liquidity for the next 12 months. However, we believe that our cash and cash equivalents on hand together with cash generated from our future operations, the equity commitment with Tumim and cost reduction measures described above, as needed, will provide sufficient liquidity to fund our operations for the next 12 months from the issuance of the condensed financial statements. However, we shall continue to evaluate our capital expenditure needs based upon factors including but not limited to our cash from operations, growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products. Should we be unable to generate sufficient revenue in the future to achieve positive cash flow from operations or satisfy our capital requirements, additional working capital will be required, and we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow our company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our prospects, financial condition and results of operations could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.
A summary of our changes in cash flows for the three months ended March 31, 2021 and 2020 is provided below:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(1,689)	$(1,691)
Investing activities	(35)	(480)
Financing activities	2,865	161
Net increase (decrease) in cash and restricted cash	1,141	(2,010)
Cash, cash equivalents and restricted cash, beginning of period	4,525	9,608
Cash, cash equivalents and restricted cash, end of period	$5,666	$7,598

Operating Activities
Net cash used in operating activities includes net loss adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, and stock-based compensation. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.
Cash used in operating activities was $1.7 million in the three months ended March 31, 2021 and 2020. The primary reason for the cash usage during the three months ended March 31, 2021 is our net loss of $3.1 million due to lower sales as a result of COVID-19, and increased market competition. Our net loss was partially offset by non-cash items and changes in operating assets and liabilities. Cash used in operating activities for the three months ended March 31, 2020 was mostly due to our net loss of $5.2 million, adjusted for non-cash items and changes in working capital of $1.7 million, respectively.
Investing Activities
Net cash used in investing activities decreased by $0.4 million in the three months ended March 31, 2021 compared to the same period in 2020. Net cash used in investing activities during the three months ended March 31, 2020 consisted of additional technology to support our e-commerce activities and tenant improvements to our main facility. During the three months ended March 31, 2021, we did not incur any cash flow from investing activities.
Financing Activities
Net cash provided financing activities was $2.9 million for the three months ended March 31, 2021 compared to $0.2 million for the three months ended March 31, 2020. Our financing activities for the three months ended March 31, 2021 consisted of proceeds from issuance of common stock under our equity commitment of 3.2 million, partially offset by repayments of our insurance financing of $0.4 million. Our financing activities for the three months ended March 31, 2020 consisted of proceeds from stock option exercises of $0.2 million.

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
As discussed in this Quarterly Report on Form 10-Q, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.
Critical Accounting Policies
We have disclosed in the notes to our consolidated financial statements and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2020 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.
Recent Accounting Pronouncements
See Note 1 in the accompanying notes to condensed financial statements.
Off-Balance Sheet Arrangements
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 7, Commitments and Contingencies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.
2.2 (2)	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.
3.1 (1)	Certificate of Incorporation of CannaVEST Corp., as filed on January 26, 2013.
3.2 (1)	Bylaws of CannaVEST Corp., dated as of June 26, 2013.
3.3 (3)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.
3.4 (4)	Certificate of Incorporation of the Company, as amended.
3.5 (5)	Amendment to the Bylaws of the Company, as amended.
3.6 (6)	Bylaws of the Company, as amended.
4.1 (7)	CannaVEST Corp. Specimen Stock Certificate
10.1 † (8)	Amended and Restated 2013 Equity Incentive Plan, as amended.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document**
101 SCH*	Inline XBRL Taxonomy Extension Schema Document**
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document**
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document**
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)
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
Dated May 13, 2021

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated May 13, 2021