Form 10-Q
period 2021-06-30
CV Sciences, Inc.
filed 2021-08-16
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2021, the issuer had 109,018,698 shares of issued and outstanding common stock, par value $0.0001.

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,460	$4,024
Restricted cash	501	501
Accounts receivable, net	1,119	1,126
Inventory	9,176	8,840
Prepaid expenses and other	1,771	2,372
Total current assets	15,027	16,863

Property & equipment, net	2,493	2,877
Operating lease assets	2,789	3,057
Intangibles, net	3,730	3,730
Goodwill	2,788	2,788
Other assets	983	1,310
Total assets	$27,810	$30,625

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$646	$1,677
Accrued expenses	10,233	9,805
Operating lease liability - current	686	680
Current portion of long-term debt	2,998	2,174
Total current liabilities	14,563	14,336

Operating lease liability	3,113	3,467
Debt	—	1,453
Deferred tax liability	157	157
Total liabilities	17,833	19,413

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000 shares authorized; 108,462 and 100,664 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	11	10
Additional paid-in capital	80,544	75,123
Accumulated deficit	(70,578)	(63,921)
Total stockholders' equity	9,977	11,212

Total liabilities and stockholders' equity	$27,810	$30,625
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Product sales, net	$5,128	$5,396	$9,972	$13,666
Cost of goods sold	2,838	3,074	5,324	7,336
Gross Profit	2,290	2,322	4,648	6,330

Operating expenses:
Research and development	225	746	411	2,255
Selling, general and administrative	5,575	6,233	10,860	14,052
Total operating expenses	5,800	6,979	11,271	16,307

Operating Loss	(3,510)	(4,657)	(6,623)	(9,977)

Interest (income) expense, net	9	4	23	(6)
Loss before income taxes	(3,519)	(4,661)	(6,646)	(9,971)
Income tax expense (benefit)	11	20	11	(138)
Net Loss	$(3,530)	$(4,681)	$(6,657)	$(9,833)

Weighted average common shares outstanding, basic and diluted	107,623	99,863	106,074	99,771
Net loss per common share, basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.10)
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2020	100,664	$10	$75,123	$(63,921)	$11,212
Issuance of common stock under equity commitment	6,127	1	3,221	—	3,222
Stock-based compensation	—	—	657	—	657
Net loss	—	—	—	(3,127)	(3,127)
Balance at March 31, 2021	106,791	11	79,001	(67,048)	11,964
Issuance of common stock from net exercise of stock options	2	—	—	—	—
Issuance of common stock under equity commitment	1,669	—	631	—	631
Stock-based compensation	—	—	912	—	912
Net loss	—	—	—	(3,530)	(3,530)
Balance at June 30, 2021	108,462	$11	$80,544	$(70,578)	$9,977

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2019	99,416	$10	$70,774	$(41,637)	$29,147
Issuance of common stock from exercise of stock options	436	—	161	—	161
Stock-based compensation	—	—	1,258	—	1,258
Net loss	—	—	—	(5,152)	(5,152)
Balance at March 31, 2020	99,852	10	72,193	(46,789)	25,414
Issuance of common stock from exercise of stock options	34	—	12	—	12
Stock-based compensation	—	—	1,243	—	1,243
Net loss	—	—	—	(4,681)	(4,681)
Balance at June 30, 2020	99,886	$10	$73,448	$(51,470)	$21,988
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(6,657)	$(9,833)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	402	389
Stock-based compensation	1,569	2,501
Non-cash lease expense, net	268	562
Deferred taxes	—	(158)
Loss on sale of property and equipment	—	176
Other	211	99
Change in operating assets and liabilities:
Accounts receivable, net	(85)	1,032
Inventory	(336)	1,738
Prepaid expenses and other	822	2,208
Accounts payable and accrued expenses	(947)	(2,818)
Net cash used in operating activities	(4,753)	(4,104)

INVESTING ACTIVITIES
Purchases of property and equipment	(35)	(506)
Net cash flows used in investing activities	(35)	(506)

FINANCING ACTIVITIES
Proceeds from debt	—	2,906
Repayment of unsecured debt	(629)	—
Proceeds from issuance of common stock	3,853	—
Proceeds from exercise of stock options	—	173
Net cash flows provided by financing activities	3,224	3,079

Net decrease in cash, cash equivalents and restricted cash	(1,564)	(1,531)
Cash, cash equivalents and restricted cash, beginning of period	4,525	9,608
Cash, cash equivalents and restricted cash, end of period	$2,961	$8,077

Supplemental cash flow disclosures:
Income taxes paid	$—	$18

Supplemental disclosures of non-cash transactions:
Purchase of property and equipment in accounts payable and accrued expenses	$—	$327
Sale of property and equipment in exchange for note receivable (recorded in prepaid expenses and other) and inventory	$—	$675
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
Use of Estimates - The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, inputs for valuing equity awards, valuation of inventory and assumptions related to revenue recognition.

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of June 30, 2021 and December 31, 2020, approximate their fair value due to the short-term nature of these items. The Company's notes payable balance also approximates fair value as of June 30, 2021 and December 31, 2020, as the interest rate on the notes payable approximates the rates available to the Company as of this date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company's Level 1 assets are comprised of $1.5 million and $2.4 million in money market funds which are classified as cash equivalents as of June 30, 2021 and December 31, 2020, respectively. In addition, the Company's restricted cash of $0.5 million as of June 30, 2021 and December 31, 2020 is comprised of certificates of deposit. The carrying value of the cash equivalents and restricted cash approximated the fair value as of June 30, 2021 and December 31, 2020. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2021 and December 31, 2020.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2021 and December 31, 2020.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2021 and December 31, 2020.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Cash, cash equivalents, and restricted cash - The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of the same amounts shown in the statement of cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$2,460	$7,576
Restricted cash	501	501
Total cash and restricted cash shown in the statements of cash flows	$2,961	$8,077

Revenues - The following presents revenue product sales by channel, food, drug and mass ("FDM"), natural products and other, and e-commerce, for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$222	4.3%	$445	8.2%
Retail - Natural products and other	3,013	58.8%	2,914	54.0%
E-Commerce	1,893	36.9%	2,037	37.8%
Product sales, net	$5,128	100.0%	$5,396	100.0%

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$445	4.5%	$876	6.4%
Retail - Natural products and other	5,765	57.8%	8,739	63.9%
E-Commerce	3,762	37.7%	4,051	29.7%
Product sales, net	$9,972	100.0%	$13,666	100.0%

Liquidity Considerations - The Company believes that a combination of factors, mainly consisting of increased competition and the effects of the COVID-19 pandemic, have adversely impacted its business operations for the three and six month period ended June 30, 2021. Due to a low barrier entry market with a lack of a clear regulatory framework, the Company faces intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products.
COVID-19 also had a significant impact on the Company's results of operations as government-imposed restrictions on businesses and retail store closures impacted its sales revenue. Although the Company cannot predict how sales for its products will continue to be impacted by the increase in competition and these preventative measures, the Company expects that these factors may continue to negatively impact its operations due to decreased consumer demand as well as potential production and warehouse limitations. These factors result in events or conditions, before consideration of management’s plans, that could impact the Company's continuing operations and its ability to meet future obligations.
Although the Company’s revenue was impacted for the six months ended June 30, 2021 and the year ended December 31, 2020 due to increased competition and the effects of COVID-19, the Company was able to mitigate, to some degree, these conditions as the Company’s management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to its drug development activities.
On December 8, 2020, the Company entered into a common stock purchase agreement (“SPA”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which Tumim committed to purchase up to $10.0 million in shares of our common stock, from time to time, as further discussed in Note 4.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Management believes that its cash and cash equivalents on hand together with the equity commitment with Tumim and the cost reduction measures, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of these condensed financial statements.

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

Recent Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company's adoption of ASU 2019-12 during the three and six months ended June 30, 2021, did not have a material impact on the Company's condensed financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
2.    BALANCE SHEET DETAILS
Inventory
Inventory as of June 30, 2021 and December 31, 2020 was comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$4,603	$4,923
Work in process	1,685	785
Finished goods	2,888	3,132
	$9,176	$8,840
The Company recorded inventory write-downs of $0.1 million for the three and six months ended June 30, 2021, respectively. Inventory write-downs for the three and six months ended June 30, 2020 were $0.2 million and $0.3 million, respectively.
Intangibles, net
Intangibles, net as of June 30, 2021 and December 31, 2020 consisted of in-process research and development of $3.7 million with an indefinite life.
Accrued expenses
Accrued expenses as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll expenses (1)	$8,627	$8,324
Other accrued liabilities	1,606	1,481
	$10,233	$9,805
(1) This includes a $6.2 million tax liability associated with a related party transaction as discussed in Note 10.

3.    DEBT
Debt as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
PPP loan	$2,906	$2,906
Insurance financing	92	721
	2,998	3,627
Less: Current portion of debt	(2,998)	(2,174)
Long-term portion of debt	$—	$1,453
Principal payments on the debt are as follows (in thousands):

June 30, 2021
2021	$1,545
2022	1,453
Total principal payments	$2,998

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Paycheck Protection Program
On April 15, 2020, the Company applied for a loan from JPMorgan Chase Bank, N.A. (the "Lender"), pursuant to the Paycheck Protection Program of the CARES Act as administered by the U.S. Small Business Administration. On April 17, 2020, the loan was approved, and the Company received proceeds in the amount of $2.9 million (the “PPP Loan”).
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
On July 1, 2021, the Company submitted an application for forgiveness of its PPP Loan. The forgiveness process is currently under review, and the Company is awaiting a response from the Lender and the SBA. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Promissory Note is classified as current.
Unsecured Note Payable
In October 2020, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is $0.7 million and incurs interest at a rate of 3.60%. The Company is required to make monthly payments of $0.1 million from November 2020 through July 2021. The outstanding balance as of June 30, 2021 was $0.1 million.

4.    STOCKHOLDERS EQUITY
On December 8, 2020, the Company entered into an SPA with Tumim to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provides, among other things, that the Company may direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company's shares. During the three and six months ended June 30, 2021, the Company sold 1,669,086 and 7,796,356 shares of common stock pursuant to the SPA and recognized proceeds of $0.6 million and $3.9 million, respectively. As of August 13, 2021, the Company has sold 556,362 additional shares of common stock and recognized proceeds of $0.2 million under the SPA since the quarter ended June 30, 2021. The Company has a remaining availability under SPA of $5.8 million as of August 13, 2021.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.    STOCK-BASED COMPENSATION
As of December 31, 2020, there were 34,976,000 shares of Company common stock authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2021, the Company added 4,000,000 shares of the Company's common stock to the 2013 Plan for a total of 38,976,000 shares authorized for issuance under the 2013 Plan as of June 30, 2021. As of June 30, 2021, the Company had 4,052,000 authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the 2013 Plan.
As of June 30, 2021, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $4.3 million which is expected to be recognized over a weighted-average period of 1.24 years.
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	25,225	$0.48	5.7	$2,186
Granted	6,550	0.55	—	—
Exercised	(2)	0.26	—	—
Forfeited	(440)	0.58	—	—
Outstanding - June 30, 2021	31,333	0.50	6.1	378

Exercisable - June 30, 2021	23,829	0.47	5.1	354
Vested or expected to vest - June 30, 2021	31,333	$0.50	6.1	$378
The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. The above table includes 5,000,000 vested performance-based options as of June 30, 2021, which were issued outside of the 2013 Plan. As of June 30, 2021, there were 8,000,000 remaining unvested stock options granted outside of the 2013 Plan which are not included in the above table. These stock options vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr. (refer to Note 10).

The total intrinsic value of stock options exercised during the six months ended June 30, 2020 was $0.3 million. Upon option exercise, the Company issues new shares of stock. The intrinsic value of stock option exercises during the six months ended June 30, 2021 was not material.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Volatility	132.1%	123.1%	133.7%	132.9%
Risk-Free Interest Rate	0.8%	0.4%	0.9%	0.5%
Expected Term (in years)	5.49	5.42	5.61	5.32
Dividend Rate	—%	—%	—%	—%
Fair Value Per Share on Grant Date	$0.32	$0.61	$0.49	$0.36
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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options	26,333	21,661	26,333	21,661
Performance stock options	5,000	5,000	5,000	5,000
Total	31,333	26,661	31,333	26,661

The above table excludes 8,000,000 unvested performance stock options for the three and six months ended June 30, 2021 and 2020, which vest upon the completion of future performance conditions.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
7.    COMMITMENTS AND CONTINGENCIES
On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims are premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the Company and Mr. Ruth previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Now that the Sallustro Case has been dismissed, the stay has been lifted. Plaintiff’s counsel recently informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer has standing to pursue this claim. However, the Court allowed Plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, the Company filed a motion to dismiss the Ruth Complaint and the Court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth Complaint on January 11, 2021 and discovery is ongoing. The Court issued a schedule whereby discovery ends on November 19, 2021. Management intends to vigorously defend the allegations.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith Complaint and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties have commenced discovery in the action with a discovery cutoff date of August 23, 2021.
Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). The Company accepted service of the Berry Complaint and filed a motion to dismiss. On May 14, 2021, the District Court issued an order denying the motion to dismiss without prejudice but staying the action pending resolution of the Ina case. In addition to the Berry Complaint, five additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. This includes a new shareholder derivative action filed on April 13, 2021 by David Menna in the Superior Court of the State of California, County of San Diego. This case is stayed by stipulation of the parties until August 11, 2021. With respect to the other four shareholder derivative cases, all four actions are also currently stayed. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. Management intends to vigorously defend the allegations in each of these matters as the result of the issuance of a patent and the failure of the plaintiffs’ causes of action on various other grounds.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents information by reportable operating segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended June 30, 2021:
Product sales, net	$5,128	$—	$5,128

Gross profit	$2,290	$—	$2,290
Research and development expense	126	99	225
Selling, general and administrative expense	5,565	10	5,575
Operating loss	$(3,401)	$(109)	$(3,510)

Three months ended June 30, 2020:
Product sales, net	$5,396	$—	$5,396

Gross profit	$2,322	$—	$2,322
Research and development expense	152	594	746
Selling, general and administrative expense	6,180	53	6,233
Operating loss	$(4,010)	$(647)	$(4,657)

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Six months ended June 30, 2021:
Product sales, net	$9,972	$—	$9,972

Gross profit	4,648	—	4,648
Research and development expense	254	157	411
Selling, general and administrative expense	10,835	25	10,860
Operating loss	$(6,441)	$(182)	$(6,623)

Six months ended June 30, 2020:
Product sales, net	$13,666	$—	$13,666

Gross profit	6,330	—	$6,330
Research and development expense	457	1,798	2,255
Selling, general and administrative expense	13,990	62	$14,052
Operating loss	$(8,117)	$(1,860)	$(9,977)

The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million and intangible assets of $3.7 million as of June 30, 2021 and December 31, 2020. All other assets are included in the consumer products segment as of June 30, 2021 and December 31, 2020. The majority of the Company's sales are to U.S. based customers.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
9.    INCOME TAXES
For the six months ended June 30, 2021 and 2020, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

10.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."), and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of June 30, 2021, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options) and 6,750,000 of these stock options have not vested as of June 30, 2021. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
As part of the Settlement Agreement, 2,950,000 vested RSU's were issued to Mona Jr. The vesting of the RSU's and payment of shares is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the condensed statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed balance sheet as of December 31, 2020 in an amount of $6.2 million which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. If the tax amount is not paid by Mona Jr., the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of June 30, 2021.
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the termination of Mona Jr.'s severance and other post-termination compensation and benefits, and to recover amounts owed to the Company by Mona Jr. in connection with his purchase of personal seat licenses for the Raiders stadium and certain advance payments made on Mona Jr.'s behalf. The complaint also requests that Mona Jr. provides the Company with appropriate taxing authority documentation to show that he paid the tax associated with the vesting of the RSU's. The Company recorded a payable to Mona Jr. of $0.4 million as of June 30, 2021 and December 31, 2020. The amounts are mostly related to termination benefits associated with his separation from the Company and are payable via regular payroll through June 2021. The Company has not paid any termination benefits to Mona Jr. since filing the complaint. As of June 30, 2021 and December 31, 2020, the entire amount is included in accrued expenses.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

11.    SUBSEQUENT EVENT
On July 12, 2021, the Company entered into a lease termination agreement (the "Agreement") for its main facility in San Diego. Under the Agreement, the Company will need to vacate its facility no later than July 31, 2022. As of June 30, 2021, the Company has an operating lease obligation of $3.8 million and operating lease asset of $2.8 million related to the lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us”, we mean CV Sciences, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020, respectively, should be read in conjunction with our condensed financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
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
Recent Corporate Developments
On June 10, 2021, we amended Article III, Section 3.13 of our Bylaws to provide that, subject to certain limitations, our Board or any director may be removed from office, with or without cause, by the affirmative vote of holders of at least a majority of the shares then entitled to vote at an election of directors (the “Bylaw Amendment”). The Bylaw Amendment was unanimously approved by the our Board.

Results of Operations
Revenues and gross profit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$5,128	$5,396	$(268)	(5)%	$9,972	$13,666	$(3,694)	(27)%
Cost of goods sold	2,838	3,074	$(236)	(8)%	5,324	7,336	$(2,012)	(27)%
Gross profit	$2,290	$2,322	$(32)	(1)%	$4,648	$6,330	$(1,682)	(27)%
Gross margin	44.7%	43.0%			46.6%	46.3%

Second Quarter 2021 vs. 2020

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$222	4.3%	$445	8.2%
Retail - Natural products and other	3,013	58.8%	2,914	54.0%
E-Commerce	1,893	36.9%	2,037	37.8%
Product sales, net	$5,128	100.0%	$5,396	100.0%
We had net product sales of $5.1 million and gross profit of $2.3 million, representing a gross margin of 44.7% in the second quarter of 2021 compared with net product sales of $5.4 million and gross profit of $2.3 million, representing a gross margin of 43.0% in the second quarter of 2020. Our net product sales decreased by $0.3 million or 5% in the second quarter of 2021 when compared to second quarter 2020 results. The decline is primarily due to lower sales to FDM retailers. We also experienced increased market competition, which we believe is largely due to the lack of a clear regulatory framework. As of June 30, 2021, our products were in more than 7,800 retail stores, of which approximately 4,900 were with retailers in the food, drug and mass ("FDM") channel. Our current total store count has increased from about 6,300 as of June 30, 2020.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the second quarter of 2021 slightly decreased as a percentage of revenue compared to the second quarter of 2020. The gross margin increase in the second quarter 2021 compared with 2020 is primarily due to changes in our sales mix.
First six months 2021 vs. 2020

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$445	4.5%	$876	6.4%
Retail - Natural products and other	5,765	57.8%	8,739	63.9%
E-Commerce	3,762	37.7%	4,051	29.7%
Product sales, net	$9,972	100.0%	$13,666	100.0%
We had net product sales of $10.0 million and gross profit of $4.6 million, representing a gross margin of 46.6% for the first six months 2021 compared with net product sales of $13.7 million and gross profit of $6.3 million, representing a gross margin of 46.3% in the first six months of 2020. Our net product sales decreased by $3.7 million or 27% in the first six months of 2021 when compared to the first six months of 2020. The decline is primarily due to lower retail sales as a result of COVID-19, which had a partial impact on the first six months of 2020. We also experienced increased market competition, which we believe is largely due to the lack of a clear regulatory framework.
The gross profit decrease of $1.7 million or 27% to $4.6 million for the six months ended June 30, 2021 is in-line with the decline in product sales. Gross margins slightly increased due to changes in our sales mix.

Research and development expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$225	$746	$(521)	(70)%	$411	$2,255	$(1,844)	(82)%
Percentage of product sales, net	4.4%	13.8%			4.1%	16.5%
Second quarter 2021 vs. 2020
Research and development (“R&D”) expense decreased to $0.2 million in the second quarter of 2021 compared to $0.7 million in the second quarter of 2020. The decrease of $0.5 million or 70% is mostly related to reductions in R&D expenses for our specialty pharmaceutical segment. The reduction in R&D in our specialty pharmaceutical segment is related to reduced activities related to preclinical work and expenses paid to outside consultants.
First six months 2021 vs. 2020
R&D expense decreased to $0.4 million during the six months ended June 30, 2021 compared to $2.3 million in the first six months of 2020. The decrease of $1.8 million or 82% is related to reductions in R&D expense for our specialty pharmaceutical segment. The reduction in R&D in our specialty pharmaceutical segment is mostly related to reduced activities related to preclinical work and expenses paid to outside consultants.

Selling, general and administrative expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands)				(in thousands)
Sales expense	$1,271	$992	$279	28%	$2,528	$2,557	$(29)	(1)%
Marketing expense	1,913	1,303	610	47%	3,533	3,756	(223)	(6)%
General & administrative expense	2,391	3,938	(1,547)	(39)%	4,799	7,739	(2,940)	(38)%
Selling, general and administrative	$5,575	$6,233	$(658)	(11)%	10,860	14,052	(3,192)	(23)%
Percentage of product sales, net	108.7%	115.5%			109%	103%

Second quarter 2021 vs. 2020
Selling, general and administrative (“SG&A”) expenses decreased to $5.6 million in the second quarter of 2021 compared to $6.2 million in the second quarter of 2020.

•Sales expense increased due to higher spend on technology.
•Marketing expense increased due to higher digital activity.
•General and administrative expense decreased primarily due to decreased payroll and outside services.

First six months 2021 vs. 2020
SG&A expenses decreased to $10.9 million in the first six months of 2021 compared to $14.1 million in the first six months of 2020.

•Sales expense remained flat and reflect lower sales commissions on lower retail sales, offset by higher technology cost.
•Marketing expense decreased due to lower general marketing activity, partially offset by an increase in digital activities.
•General and administrative expense decreased primarily due to decreased payroll and outside services.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net loss plus depreciation expense, amortization expense, interest and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it also highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
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
A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2021 and 2020 is detailed below:

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(3,421)	$(109)	$(3,530)	$(4,034)	$(647)	$(4,681)
Depreciation	198	—	198	195	—	195
Amortization	—	—	—	—	9	9
Interest expense	9	—	9	4	—	4
Income tax expense	11	—	11	20	—	20
EBITDA	(3,203)	(109)	(3,312)	(3,815)	(638)	(4,453)
Stock-based compensation (1)	912	—	912	1,209	34	1,243
Adjusted EBITDA	$(2,291)	$(109)	$(2,400)	$(2,606)	$(604)	$(3,210)

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(6,475)	$(182)	$(6,657)	$(7,973)	$(1,860)	$(9,833)
Depreciation	402	—	402	371	—	371
Amortization	—	—	—	—	18	18
Interest expense (income)	23	—	23	(6)	—	(6)
Income tax expense (benefit)	11	—	11	(138)	—	(138)
EBITDA	$(6,039)	$(182)	$(6,221)	$(7,746)	$(1,842)	$(9,588)
Stock-based compensation (1)	1,568	1	1,569	2,380	121	2,501
Adjusted EBITDA	$(4,471)	$(181)	$(4,652)	$(5,366)	$(1,721)	$(7,087)

_________________
(1)Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model.

Liquidity and Capital Resources
During the six months ended June 30, 2021 and year ended December 31, 2020, our primary sources of capital came from (i) cash flows from our operations, predominantly from the sale of our CBD products, (ii) existing cash, (iii) government loans, and (iv) proceeds from third-party financings, including the sale of our common stock to certain investors. As of June 30, 2021, the Company’s cash and cash equivalents were approximately $3.0 million and working capital was approximately $0.5 million. During the six month period ended June 30, 2021 and the year ended December 31, 2020, the Company experienced a net operating loss of approximately $6.6 million and $22.6 million, respectively.
We believe that a combination of factors, mainly consisting of increased competition and the effects of the COVID-19 pandemic, have adversely impacted our business operations for the three and six month period ended June 30, 2021. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly growing and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.
Furthermore, although there are signs that COVID-19 may begin to taper off, COVID-19 still has an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, vendors, and customers.
During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventive measures to contain or mitigate the outbreak of COVID-19, sales of our products fluctuated. COVID-19 had a significant impact on our results of operations for the six months ended June 30, 2021 and the year ended December 31, 2020 as government-imposed restrictions on businesses, shelter-in place orders, and temporary retail store closures impacted our sales revenue. Although we cannot predict how sales for our products will continue to be impacted by these preventative measures, the Company's management expects that such preventative measures will continue to negatively impact our operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations.
In addition, there is no assurance that customers will continue to buy our products, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. Furthermore, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecast as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.
We may also take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While certain aspects of our operations can be performed remotely, other activities often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19 which could affect our sales.
We do not yet know the full extent of potential delays or impacts that COVID-19 may have on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to get contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, customers, contractors, suppliers, vendors, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations, including when we are able to resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business. In addition, a recession or financial market correction resulting from the lack of containment and spread of COVID-19 could continue to impact overall spending, which would adversely affect demand for our products, our business, and the value of our common stock.
Although our revenue was impacted for the six months ended June 30, 2021 and the year ended December 31, 2020 due to increased competition and the effects of COVID-19, we were able to mitigate, to some degree, these conditions as our management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to our drug development activities.
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
As of June 30, 2021, the balance due on the Promissory Note was $2.9 million. We submitted an application for forgiveness of our PPP Loan. The forgiveness process is currently under review and we are awaiting a response from the Lender and the SBA. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. The Promissory Note is classified as current.
In October 2020, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.7 million and incurs interest at a rate of 3.60%. We are required to make monthly payments of $0.1 million through July 2021. The outstanding balance as of June 30, 2021 was $0.1 million.
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

During the six months ended June 30, 2021, we sold 7,796,356 shares of common stock pursuant to the SPA and recognized proceeds of $3.9 million, and during the year ended December 31, 2021, we sold 450,000 shares of common stock pursuant to the SPA and recognized proceeds of $0.2 million. As of August 12, 2021, we have sold 556,362 additional shares of common stock and recognized proceeds of $0.2 million under the SPA since the quarter ended June 30, 2021. We have $5.8 million available under the SPA as of August 12, 2021.
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
A summary of our changes in cash flows for the six months ended June 30, 2021 and 2020 is provided below:

	Six months ended June 30,
	2021	2020
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(4,753)	$(4,104)
Investing activities	(35)	(506)
Financing activities	3,224	3,079
Net decrease in cash and restricted cash	(1,564)	(1,531)
Cash, cash equivalents and restricted cash, beginning of period	4,525	9,608
Cash, cash equivalents and restricted cash, end of period	$2,961	$8,077

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

Cash used in operating activities was $4.8 million in the six months ended June 30, 2021 and 2020. The primary reason for the cash usage during the six months ended June 30, 2021 is our net loss of $6.7 million due to lower sales as a result of COVID-19, and increased market competition. Our net loss was partially offset by non-cash items and changes in operating assets and liabilities. Cash used in operating activities for the six months ended June 30, 2020 was mostly due to our net loss of $9.8 million, adjusted for non-cash items of $3.6 million.
Investing Activities
Net cash used in investing activities decreased by $0.5 million in the six months ended June 30, 2021 compared to the same period in 2020. Net cash used in investing activities during the six months ended June 30, 2020 consisted of additional technology to support our e-commerce activities and tenant improvements to our main facility. During the six months ended June 30, 2021, our investing activities were not material.
Financing Activities
Net cash provided financing activities was $3.2 million for the six months ended June 30, 2021 compared to $3.1 million for the six months ended June 30, 2020. Our financing activities for the six months ended June 30, 2021 consisted of proceeds from issuance of common stock under our equity commitment of 3.9 million, partially offset by repayments of our insurance financing of $0.6 million. Our financing activities for the six months ended June 30, 2020 consisted of proceeds from the PPP Loan of $2.9 million and stock option exercises of $0.2 million.

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
As discussed in this Quarterly Report on Form 10-Q, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term. Furthermore, it remains unclear how governmental authorities, including the Food and Drug Administration (“FDA”), will regulate the products that we sell, and in the case of the FDA, whether and when it will propose or implement new or additional regulations. Unforeseen regulatory obstacles or compliance costs may hinder our business in both the short and long-term as well.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.	8-K	000-54677	2.1	January 4, 2016
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
10.1 †	Amended and Restated 2013 Equity Incentive Plan, as amended.	14A	000-54677	Attachment B	April 26, 2019
10.2 †	Executive Employment Agreement, dated June 23, 2021, by and between the Company and Joseph Dowling	8-K	000-54677	10.1	June 29, 2021

10.3 †	Amendment No. 1 to Executive Employment Agreement	8-K	000-54677	10.1	July 30, 2021
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS**	Inline XBRL Instance Document					X
101 SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X
________________________

*     These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
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
†     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV SCIENCES, INC. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer (Principal Executive Officer)
Dated August 13, 2021

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated August 13, 2021