Form 10-Q
period 2021-09-30
CV Sciences, Inc.
filed 2021-11-15
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2021, the issuer had 110,687,784 shares of issued and outstanding common stock, par value $0.0001.

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,660	$4,024
Restricted cash	—	501
Accounts receivable, net	1,759	1,126
Inventory	8,876	8,840
Prepaid expenses and other	1,919	2,372
Total current assets	14,214	16,863

Property & equipment, net	2,148	2,877
Operating lease assets	—	3,057
Intangibles, net	3,730	3,730
Goodwill	2,788	2,788
Other assets	730	1,310
Total assets	$23,610	$30,625

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,509	$1,677
Accrued expenses	10,802	9,805
Operating lease liability - current	—	680
Current portion of long-term debt	—	2,174
Total current liabilities	12,311	14,336

Operating lease liability	—	3,467
Debt	—	1,453
Deferred tax liability	157	157
Total liabilities	12,468	19,413

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000 shares authorized; 109,946 and 100,664 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11	10
Additional paid-in capital	81,749	75,123
Accumulated deficit	(70,618)	(63,921)
Total stockholders' equity	11,142	11,212

Total liabilities and stockholders' equity	$23,610	$30,625
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Product sales, net	$5,107	$5,564	$15,079	$19,230
Cost of goods sold	2,749	3,106	8,073	10,442
Gross Profit	2,358	2,458	7,006	8,788

Operating expenses:
Research and development	410	412	821	2,667
Selling, general and administrative	4,928	5,197	15,788	19,249
Total operating expenses	5,338	5,609	16,609	21,916

Operating Loss	(2,980)	(3,151)	(9,603)	(13,128)

Gain on debt extinguishment	(2,945)	—	(2,945)	—
Interest expense, net	5	6	28	—
Loss before income taxes	(40)	(3,157)	(6,686)	(13,128)
Income tax expense (benefit)	—	—	11	(138)
Net Loss	$(40)	$(3,157)	$(6,697)	$(12,990)

Weighted average common shares outstanding, basic and diluted	109,115	99,950	107,099	99,831
Net loss per common share, basic and diluted	$(0.00)	$(0.03)	$(0.06)	$(0.13)
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2020	100,664	$10	$75,123	$(63,921)	$11,212
Issuance of common stock under equity commitment	6,127	1	3,221	—	3,222
Stock-based compensation	—	—	657	—	657
Net loss	—	—	—	(3,127)	(3,127)
Balance at March 31, 2021	106,791	11	79,001	(67,048)	11,964
Issuance of common stock from net exercise of stock options	2	—	—	—	—
Issuance of common stock under equity commitment	1,669	—	631	—	631
Stock-based compensation	—	—	912	—	912
Net loss	—	—	—	(3,530)	(3,530)
Balance at June 30, 2021	108,462	11	80,544	(70,578)	9,977
Issuance of common stock under equity commitment	1,484	—	399	—	399
Stock-based compensation	—	—	806	—	806
Net loss	—	—	—	(40)	(40)
Balance at September 30, 2021	109,946	$11	$81,749	$(70,618)	$11,142

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2019	99,416	$10	$70,774	$(41,637)	$29,147
Issuance of common stock from exercise of stock options	436	—	161	—	161
Stock-based compensation	—	—	1,258	—	1,258
Net loss	—	—	—	(5,152)	(5,152)
Balance at March 31, 2020	99,852	10	72,193	(46,789)	25,414
Issuance of common stock from exercise of stock options	34	—	12	—	12
Stock-based compensation	—	—	1,243	—	1,243
Net loss	—	—	—	(4,681)	(4,681)
Balance at June 30, 2020	99,886	10	73,448	(51,470)	21,988
Issuance of common stock from exercise of stock options	143	—	3	—	3
Stock-based compensation	—	—	615	—	615
Net loss	—	—	—	(3,157)	(3,157)
Balance at September 30, 2020	100,029	$10	$74,066	$(54,627)	$19,449
See accompanying notes to the condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(6,697)	$(12,990)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	746	629
Stock-based compensation	2,375	3,116
Non-cash lease expense, net	284	455
Gain on debt extinguishment	(2,945)	—
Gain on lease termination	(906)	(352)
Deferred taxes	—	(158)
Loss on sale of property and equipment	—	176
Other	220	240
Change in operating assets and liabilities:
Accounts receivable, net	(695)	717
Inventory	(36)	1,858
Prepaid expenses and other	916	2,640
Accounts payable and accrued expenses	417	(2,163)
Net cash used in operating activities	(6,321)	(5,832)

INVESTING ACTIVITIES
Purchases of property and equipment	(35)	(794)
Net cash flows used in investing activities	(35)	(794)

FINANCING ACTIVITIES
Proceeds from debt	—	2,906
Repayment of unsecured debt	(721)	—
Proceeds from issuance of common stock	4,212	—
Proceeds from exercise of stock options	—	176
Net cash flows provided by financing activities	3,491	3,082

Net decrease in cash, cash equivalents and restricted cash	(2,865)	(3,544)
Cash, cash equivalents and restricted cash, beginning of period	4,525	9,608
Cash, cash equivalents and restricted cash, end of period	$1,660	$6,064

Supplemental cash flow disclosures:
Income taxes paid	$—	$18

Supplemental disclosures of non-cash transactions:
Purchase of property and equipment in accounts payable and accrued expenses	$—	$239
Sale of property and equipment in exchange for note receivable (recorded in prepaid expenses and other) and inventory	$—	$675
Derecognition of operating ROU lease asset related to operating lease termination	$(2,773)	$(4,704)
Forgiveness of PPP loan	$(2,945)	$—

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
Certain prior year amounts related to the gain on lease termination of $0.4 million have been reclassified from changes in operating assets and liabilities to a separate line item in the condensed statements of cash flows for consistency with the current year presentation. These reclassifications had no impact on the Company's net cash used in operating activities or total cash flows.

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of September 30, 2021 and December 31, 2020, approximate their fair value due to the short-term nature of these items. The Company's notes payable balance also approximates fair value as of December 31, 2020, as the interest rate on the notes payable approximates the rates available to the Company as of this date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company's Level 1 assets are comprised of $1.7 million and $2.4 million in money market funds which are classified as cash equivalents as of September 30, 2021 and December 31, 2020, respectively. In addition, the Company's restricted cash of $0.5 million as of December 31, 2020 is comprised of certificates of deposit. The carrying value of the cash equivalents and restricted cash approximated the fair value as of September 30, 2021 and December 31, 2020. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2021 and December 31, 2020.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2021 and December 31, 2020.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2021 and December 31, 2020.

Cash, cash equivalents, and restricted cash - The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of the same amounts shown in the statement of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$1,660	$5,563
Restricted cash	—	501
Total cash and restricted cash shown in the statements of cash flows	$1,660	$6,064

Revenues - The following presents revenue product sales by channel, food, drug and mass ("FDM"), natural products and other, and e-commerce, for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$627	12.3%	$518	9.3%
Retail - Natural products and other	2,671	52.3%	3,204	57.6%
E-Commerce	1,809	35.4%	1,842	33.1%
Product sales, net	$5,107	100.0%	$5,564	100.0%

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$1,072	7.1%	$1,394	7.3%
Retail - Natural products and other	8,436	56.0%	11,943	62.1%
E-Commerce	5,571	36.9%	5,893	30.6%
Product sales, net	$15,079	100.0%	$19,230	100.0%

Liquidity Considerations - The Company believes that a combination of factors, mainly consisting of increased competition and the effects of the COVID-19 pandemic, have adversely impacted its business operations for the three and nine month period ended September 30, 2021. Due to a low barrier entry market with a lack of a clear regulatory framework, the Company faces intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Although the Company’s revenue was impacted for the nine months ended September 30, 2021 and the year ended December 31, 2020 due to increased competition and the effects of COVID-19, the Company was able to mitigate, to some degree, these conditions as the Company’s management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to its drug development activities.
On December 8, 2020, the Company entered into a common stock purchase agreement (“SPA”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which Tumim committed to purchase up to $10.0 million in shares of our common stock, from time to time, as further discussed in Note 5. The Company and Tumim mutually agreed to terminate the SPA effective November 15, 2021.
In November, the Company entered into a securities purchase agreement with an institutional investor providing for the sale and issuance of convertible notes due 2022 in the aggregate original principal amount of $1.06 million. Upon filing with the Securities and Exchange Commission of an additional prospectus supplement and supplemental indenture and our satisfaction of certain other closing conditions, the Company may elect to offer and sell up to and additional $4.2 million in aggregate principal amount of notes at additional closings, resulting in potential gross proceeds for this offering and such additional offerings, of approximately $5.3 million.
Management believes that its cash and cash equivalents on hand together with the securities purchase agreement, and the cost reduction measures, as needed, will provide sufficient liquidity to fund its operations for the next 12 months from the issuance of these condensed financial statements.

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

Recent Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company's adoption of ASU 2019-12 during the three and nine months ended September 30, 2021, did not have a material impact on the Company's condensed financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
2.    BALANCE SHEET DETAILS
Inventory
Inventory as of September 30, 2021 and December 31, 2020 was comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$4,640	$4,923
Work in process	1,522	785
Finished goods	2,714	3,132
	$8,876	$8,840
The Company recorded inventory write-downs of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Inventory write-downs for the three and nine months ended September 30, 2020 were $0.1 million and $0.4 million, respectively.
Intangibles, net
Intangibles, net as of September 30, 2021 and December 31, 2020 consisted of in-process research and development of $3.7 million with an indefinite life.
Accrued expenses
Accrued expenses as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll expenses (1)	$8,616	$8,324
Other accrued liabilities	2,186	1,481
	$10,802	$9,805
(1) This includes a $6.2 million tax liability associated with a related party transaction as discussed in Note 11.

3.    DEBT
Debt as of December 31, 2020 was as follows (in thousands):

December 31, 2020
PPP loan	$2,906
Insurance financing	721
3,627
Less: Current portion of debt	(2,174)
Long-term portion of debt	$1,453
The Company did not have any debt as of September 30, 2021.

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
The PPP Loan, which took the form of a promissory note, was scheduled to mature on April 15, 2022 and bore interest at a rate of 0.98% per annum (the “Promissory Note”). The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company had the right to prepay the principal of the PPP Loan at any time without incurring any prepayment charges.
Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the covered period of eight weeks beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.
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
On September 8, 2021, the Company received confirmation from the Lender that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan, including all accrued interest to date. The forgiveness of the PPP Loan was recognized as a gain on debt extinguishment in the financial results for the Company's three and nine months ending September 30, 2021.
Unsecured Note Payable
In October 2020, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $0.7 million and incurred interest at a rate of 3.60%. The Company was required to make monthly payments of $0.1 million from November 2020 through July 2021. There was no outstanding balance as of September 30, 2021.
In October 2021, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is $0.4 million and incurs interest at a rate of 4.17%. The Company will be required to make monthly payments of $44,851 from November 2021 through July 2022.
Convertible Note
In November, the Company entered into a securities purchase agreement with an institutional investor providing for the sale and issuance of convertible notes due 2022 in the aggregate original principal amount of $1.06 million. Upon filing with the Securities and Exchange Commission of an additional prospectus supplement and supplemental indenture and our satisfaction of certain other closing conditions, the Company may elect to offer and sell up to and additional $4.2 million in aggregate

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
principal amount of notes at additional closings, resulting in potential gross proceeds for this offering and such additional offerings, of approximately $5.3 million.
4.    LEASES
On July 12, 2021, the Company entered into a lease termination agreement (the "Agreement") for its main facility in San Diego. Under the Agreement, the Company will need to vacate its facility no later than July 31, 2022. The Company recorded the transaction as a lease modification and remeasured its lease liability of $3.8 million as of July 12, 2021 to its remaining lease obligations of $0.1 million, with a corresponding adjustment to its right-of-use asset of $2.8 million. As a result, the Company recorded an associated gain from the lease modification of $0.9 million, of which $0.2 million and $0.7 million is recognized as a component of cost of goods sold and selling, general and administrative expense, respectively, in the condensed statement of operations for the three and nine months ended September 30, 2021.
On July 21, 2020, the Company entered into a lease termination agreement for one of its facilities in San Diego, which was effective August 31, 2020. The Company derecognized the related operating lease obligation of $5.1 million and operating lease asset of $4.7 million, and recorded an associated gain from the lease termination of $0.4 million, which was recorded as a component of selling, general and administrative expense in the condensed statement of operations for the three and nine months ended September 30, 2020.
5.    STOCKHOLDERS EQUITY
On December 8, 2020, the Company entered into an SPA with Tumim to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provides, among other things, that the Company may direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company's shares. During the three and nine months ended September 30, 2021, the Company sold 1,483,632 and 9,279,988 shares of common stock pursuant to the SPA and recognized proceeds of $0.4 million and $4.3 million, respectively. As of November 12, 2021, the Company had sold 741,816 additional shares of common stock and recognized proceeds of $0.2 million under the SPA since the quarter ended September 30, 2021. The Company and Tumim mutually agreed to terminate the SPA, effective November 15, 2021.

6.    STOCK-BASED COMPENSATION
As of December 31, 2020, there were 34,976,000 shares of Company common stock authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2021, the Company added 4,000,000 shares of the Company's common stock to the 2013 Plan for a total of 38,976,000 shares authorized for issuance under the 2013 Plan as of September 30, 2021. As of September 30, 2021, the Company had 4,247,000 authorized unissued shares reserved and available for issuance under the 2013 Plan.
As of September 30, 2021, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $3.0 million, which is expected to be recognized over a weighted-average period of 1.15 years.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	25,225	$0.48	5.7	$2,186
Granted	6,550	0.55	—	—
Exercised	(2)	0.26	—	—
Forfeited	(632)	0.58	—	—
Outstanding - September 30, 2021	31,141	0.50	5.9	51

Exercisable - September 30, 2021	25,221	0.48	5.1	51
Vested or expected to vest - September 30, 2021	31,141	$0.50	5.9	$51
The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. The above table includes 5,000,000 vested performance-based options as of September 30, 2021, which were issued outside of the 2013 Plan. As of September 30, 2021, there were 8,000,000 remaining unvested stock options granted outside of the 2013 Plan which are not included in the above table. These stock options vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr. (refer to Note 11).

The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $0.4 million. Upon option exercise, the Company issues new shares of stock. The intrinsic value of stock option exercises during the nine months ended September 30, 2021 was not material.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Volatility	*	132.9%	133.7%	132.9%
Risk-Free Interest Rate	*	0.4%	0.9%	0.5%
Expected Term (in years)	*	5.85	5.61	5.32
Dividend Rate	*	—%	—%	—%
Fair Value Per Share on Grant Date	*	$0.47	$0.49	$0.36
* there were no grants during the three months ended September 30, 2021.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	26,141	21,155	26,141	21,155
Performance stock options	5,000	5,000	5,000	5,000
Total	31,141	26,155	31,141	26,155

The above table excludes 8,000,000 unvested performance stock options for the three and nine months ended September 30, 2021 and 2020, which vest upon the completion of future performance conditions.

8.    COMMITMENTS AND CONTINGENCIES
On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims are premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the Company and Mr. Ruth previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Now that the Sallustro Case has been dismissed, the stay has been lifted. Plaintiff’s counsel recently informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer has standing to pursue this claim. However, the Court allowed Plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, the Company filed a motion to dismiss the Ruth Complaint and the Court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth Complaint on January 11, 2021, and discovery is ongoing. The Court issued a schedule whereby discovery ends on November 19, 2021. Management intends to vigorously defend the allegations.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith Complaint and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties have commenced discovery in the action. The parties attended mediation and are working on a settlement to resolve this matter.
Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). The Company accepted service of the Berry Complaint and filed a motion to dismiss. On May 14, 2021, the District Court issued an order denying the motion to dismiss without prejudice but staying the action pending resolution of the Ina case. In addition to the Berry Complaint, five additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. This includes a new shareholder derivative action filed on April 13, 2021 by David Menna in the Superior Court of the State of California, County of San Diego. The Court is not requiring the Company to file a responsive pleading until no earlier than

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
December 10, 2021. With respect to the other four shareholder derivative cases, all four actions are also currently stayed. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. Management intends to vigorously defend the allegations in each of these matters as the result of the issuance of a patent and the failure of the plaintiffs’ causes of action on various other grounds.
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
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.’s employment agreement, which terminated certain severance and other post-termination compensation and benefits, as well as to recover amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. The case was moved to an arbitration before the American Arbitration Association pursuant to the arbitration agreement in Mona Jr.'s employment agreement. Mona Jr. is seeking to obtain the terminated severance and other post-termination compensation and benefits under his employment agreement and reimbursement of legal fees associated with this action. The parties have completed the evidentiary hearing before the arbitrator and the matter is in post-hearing briefing. The Company intends to vigorously pursue its claims. On November 5, 2021, Mona Jr. filed a complaint against the Company seeking to recover federal and state taxes from the Company associated with the RSU release in 2019 - refer also to note 11. Related Parties for further information. Management intends to vigorously defend the allegations.
In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations, and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, results of operations or financial condition.

9.    SEGMENT INFORMATION
The Company operates in two distinct business segments: a consumer products segment in developing, manufacturing, marketing and selling plant-based dietary supplements and hemp-based CBD products to a range of market sectors; and a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing CBD. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s senior management in deciding how to allocate resources and in assessing performance. The Company evaluates its consumer products segment based on net product sales, gross profit and operating income or loss. The Company currently evaluates its specialty pharmaceutical segment based on the progress of its clinical development programs.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents information by reportable operating segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended September 30, 2021:
Product sales, net	$5,107	$—	$5,107

Gross profit	$2,358	$—	$2,358
Research and development expense	126	284	410
Selling, general and administrative expense	4,918	10	4,928
Operating loss	$(2,686)	$(294)	$(2,980)

Three months ended September 30, 2020:
Product sales, net	$5,564	$—	$5,564

Gross profit	$2,458	$—	$2,458
Research and development expense	119	293	412
Selling, general and administrative expense	5,188	9	5,197
Operating loss	$(2,849)	$(302)	$(3,151)

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Nine months ended September 30, 2021:
Product sales, net	$15,079	$—	$15,079

Gross profit	7,006	—	7,006
Research and development expense	380	441	821
Selling, general and administrative expense	15,732	56	15,788
Operating loss	$(9,106)	$(497)	$(9,603)

Nine months ended September 30, 2020:
Product sales, net	$19,230	$—	$19,230

Gross profit	8,788	—	$8,788
Research and development expense	575	2,092	2,667
Selling, general and administrative expense	19,178	71	$19,249
Operating loss	$(10,965)	$(2,163)	$(13,128)

The Company's specialty and pharmaceutical segment includes goodwill of $2.8 million and intangible assets of $3.7 million as of September 30, 2021 and December 31, 2020. All other assets are included in the consumer products segment as of September 30, 2021 and December 31, 2020. The majority of the Company's sales are to U.S. based customers.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
10.    INCOME TAXES
For the nine months ended September 30, 2021 and 2020, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

11.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."), and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of September 30, 2021, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of September 30, 2021. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
Under Mona Jr.'s Employment Agreement, the 2,950,000 RSU that were issued to Mona Jr. became vested as a result of the Company's agreement that his resignation from the Company was for Good Reason. The vesting of the RSU's resulted as taxable compensation to Mona Jr. and thus was subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses during the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed balance sheet as of December 31, 2020 in an amount of $6.2 million which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. If the tax amount is not paid by Mona Jr., the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of September 30, 2021.
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.'s Employment Agreement, which terminated certain severance and other post-termination compensation and benefits, and to recover amounts owed to the Company by Mona Jr. in connection with his purchase of personal seat licenses for the Raiders stadium and certain advance payments made on Mona Jr.'s behalf. The Company recorded a payable to Mona Jr. of $0.4 million as of September 30, 2021 and December 31, 2020. The amounts are mostly related to termination benefits associated with his separation from the Company and were payable via regular payroll through June 2021. The Company has not paid any termination benefits to Mona Jr. since filing the complaint. As of September 30, 2021 and December 31, 2020, the entire amount is included in accrued expenses.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

12.    SUBSEQUENT EVENT
In November, the Company entered into a securities purchase agreement with an institutional investor providing for the sale and issuance of convertible notes due 2022 in the aggregate original principal amount of $1.06 million. Upon filing with the Securities and Exchange Commission of an additional prospectus supplement and supplemental indenture and our satisfaction of certain other closing conditions, the Company may elect to offer and sell up to and additional $4.2 million in aggregate principal amount of notes at additional closings, resulting in potential gross proceeds for this offering and such additional offerings, of approximately $5.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us”, we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020, respectively, should be read in conjunction with our condensed financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
OVERVIEW
We operate two distinct business segments. Our consumer products segment is focused on developing, manufacturing, marketing and selling plant-based dietary supplements and hemp-based CBD products to a range of market sectors. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing CBD. We are traded on the OTC:QB, and our trading symbol is CVSI.
Our consumer products business segment develops, manufactures, markets and sells consumer products containing hemp-based CBD under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care and specialty foods.
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

Results of Operations
Revenues and gross profit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$5,107	$5,564	$(457)	(8)%	$15,079	$19,230	$(4,151)	(22)%
Cost of goods sold	2,749	3,106	(357)	(11)%	8,073	10,442	(2,369)	(23)%
Gross profit	$2,358	$2,458	$(100)	(4)%	$7,006	$8,788	$(1,782)	(20)%
Gross margin	46.2%	44.2%			46.5%	45.7%

Third Quarter 2021 vs. 2020

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$627	12.3%	$518	9.3%
Retail - Natural products and other	2,671	52.3%	3,204	57.6%
E-Commerce	1,809	35.4%	1,842	33.1%
Product sales, net	$5,107	100.0%	$5,564	100.0%
We had net product sales of $5.1 million and gross profit of $2.4 million, representing a gross margin of 46.2% in the third quarter of 2021 compared with net product sales of $5.6 million and gross profit of $2.5 million, representing a gross margin of 44.2% in the third quarter of 2020. Our net product sales decreased by $0.5 million or 8% in the third quarter of 2021 when compared to third quarter 2020 results. The decline is primarily due to lower sales to independent natural product retailers. We also experienced increased market competition, which we believe is largely due to the lack of a clear regulatory framework. As of September 30, 2021, our products were in more than 7,700 retail stores, of which approximately 4,900 were with retailers in the food, drug and mass ("FDM") channel. Our current total store count has increased from about 6,200 as of September 30, 2020.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the third quarter of 2021 slightly decreased as a percentage of revenue compared to the third quarter of 2020. The gross margin increase in the third quarter 2021 compared with 2020 is primarily due to changes in our sales mix and the impact of the lease modification in the third quarter 2021.
First nine months 2021 vs. 2020

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$1,072	7.1%	$1,394	7.3%
Retail - Natural products and other	8,436	56.0%	11,943	62.1%
E-Commerce	5,571	36.9%	5,893	30.6%
Product sales, net	$15,079	100.0%	$19,230	100.0%
We had net product sales of $15.1 million and gross profit of $7.0 million, representing a gross margin of 46.5%, for the first nine months 2021 compared with net product sales of $19.2 million and gross profit of $8.8 million, representing a gross margin of 45.7%, in the first nine months of 2020. Our net product sales decreased by $4.2 million or 22% in the first nine months of 2021 when compared to the first nine months of 2020. The decline is primarily due to lower retail sales as a result of COVID-19, which had a partial impact on the first nine months of 2020. We also experienced increased market competition, which we believe is largely due to the lack of a clear regulatory framework.
The gross profit decrease of $1.8 million or 20% to $7.0 million for the nine months ended September 30, 2021 is in-line with the decline in product sales. Gross margins slightly increased due to changes in our sales mix and the impact of our lease modification in the third quarter 2021.

Research and development expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$410	$412	$(2)	—%	$821	$2,667	$(1,846)	(69)%
Percentage of product sales, net	8.0%	7.4%			5.4%	13.9%
Third quarter 2021 vs. 2020
Research and development (“R&D”) expense remained flat of $0.4 million in the third quarter of 2021 compared to the third quarter of 2020. We incurred about $0.3 million for R&D in our specialty pharmaceutical segment related to activities for preclinical work.
First nine months 2021 vs. 2020
R&D expense decreased to $0.8 million during the nine months ended September 30, 2021 compared to $2.7 million in the first nine months of 2020. The decrease of $1.8 million or 69% is related to reductions in R&D expense for our specialty pharmaceutical segment. The reduction in R&D in our specialty pharmaceutical segment is mostly related to reduced activities related to preclinical work and expenses paid to outside consultants.

Selling, general and administrative expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands)				(in thousands)
Sales expense	$1,244	$1,089	$155	14%	$3,772	$3,646	$126	3%
Marketing expense	1,711	1,515	196	13%	5,244	5,271	(27)	(1)%
General & administrative expense	1,973	2,593	(620)	(24)%	6,772	10,332	(3,560)	(34)%
Selling, general and administrative	$4,928	$5,197	$(269)	(5)%	15,788	19,249	(3,461)	(18)%
Percentage of product sales, net	96.5%	93.4%			105%	100%

Third quarter 2021 vs. 2020
Selling, general and administrative (“SG&A”) expenses decreased to $4.9 million in the third quarter of 2021 compared to $5.2 million in the third quarter of 2020.

•Sales expense increased due to higher spend on technology.
•Marketing expense increased due to higher digital activity.
•General and administrative expense decreased primarily due to impact of the lease modification in the third quarter 2021, partially offset by increased outside services.

First nine months 2021 vs. 2020
SG&A expenses decreased to $15.8 million in the first nine months of 2021 compared to $19.2 million in the first nine months of 2020.

•Sales expense increased slightly and reflects lower sales commissions on lower retail sales, offset by higher technology cost.
•Marketing expense slightly decreased due to lower general marketing activity, partially offset by an increase in digital activities.
•General and administrative expense decreased primarily due to decreased payroll, outside services and the lease modification in the third quarter 2021.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2021 and 2020 is detailed below:

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$254	$(294)	$(40)	$(2,855)	$(302)	$(3,157)
Depreciation expense	345	—	345	231	—	231
Amortization expense	—	—	—	—	9	9
Interest expense	5	—	5	6	—	6
EBITDA	604	(294)	310	(2,618)	(293)	(2,911)
Stock-based compensation (1)	806	—	806	581	34	615
Gain on extinguishment of debt (2)	(2,945)	—	(2,945)	—	—	—
Gain on lease termination (3)	(906)	—	(906)	(352)	—	(352)
Adjusted EBITDA	$(2,441)	$(294)	$(2,735)	$(2,389)	$(259)	$(2,648)

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(6,200)	$(497)	$(6,697)	$(10,827)	$(2,163)	$(12,990)
Depreciation expense	746	—	746	602	—	602
Amortization expense	—	—	—	—	27	27
Interest expense	28	—	28	—	—	—
Income tax expense (benefit)	11	—	11	(138)	—	(138)
EBITDA	(5,415)	(497)	(5,912)	(10,363)	(2,136)	(12,499)
Stock-based compensation (1)	2,374	1	2,375	3,048	68	3,116
Gain on extinguishment of debt (2)	(2,945)	—	(2,945)	—	—	—
Gain on lease termination (3)	(906)	—	(906)	(352)	—	(352)
Adjusted EBITDA	$(6,892)	$(496)	$(7,388)	$(7,667)	$(2,068)	$(9,735)

_________________
(1)Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 6, Stock-Based Compensation, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)Represents gain on extinguishment of debt related to the forgiveness of our PPP loan. For more information, please see Note 3, Debt, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)Represents gain associated with lease termination agreement for our main facility during the third quarter 2021 and lease termination of one of our San Diego facilities during the third quarter 2020. For more information, please see Note 4, Leases, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
During the nine months ended September 30, 2021 and year ended December 31, 2020, our primary sources of capital came from (i) cash flows from our operations, predominantly from the sale of our CBD products, (ii) existing cash, (iii) government loans, and (iv) proceeds from third-party financings, including the sale of our common stock to certain investors. As of September 30, 2021, the Company’s cash and cash equivalents were approximately $1.7 million and working capital was approximately $1.9 million. During the nine month period ended September 30, 2021 and the year ended December 31, 2020, the Company experienced a net operating loss of approximately $9.6 million and $22.6 million, respectively.
We believe that a combination of factors, mainly consisting of increased competition and the effects of the COVID-19 pandemic, have adversely impacted our business operations for the three and nine month period ended September 30, 2021. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.
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
During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventive measures to contain or mitigate the outbreak of COVID-19, sales of our products fluctuated. COVID-19 had a significant impact on our results of operations for the nine months ended September 30, 2021 and the year ended December 31, 2020, as government-imposed restrictions on businesses, shelter-in place orders, and temporary retail store closures impacted our sales revenue. Although we cannot predict how sales for our products will continue to be impacted by these preventative measures, the Company's management expects that such preventative measures will continue to negatively impact our operations due to decreased consumer demand as well as potential production and warehouse limitations which results in an event or condition, before consideration of management’s plans, that could impact our ability to meet future obligations.
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
Although our revenue was impacted for the nine months ended September 30, 2021 and the year ended December 31, 2020 due to increased competition and the effects of COVID-19, we were able to mitigate, to some degree, these conditions as our management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to our drug development activities.
On April 15, 2020, we applied for a loan from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (the "PPP") of the CARES Act as administered by the U.S. Small Business Administration (the "SBA"). On April 17, 2020, the loan was approved, and we received proceeds in the amount of $2.9 million (the “PPP Loan”). On September 8, 2021, we received confirmation from the Lender that the SBA approved our PPP Loan forgiveness application for the entire PPP Loan, including all accrued interest to date. The forgiveness of the PPP Loan was recognized as a gain on debt extinguishment in our financial results for the three and nine months ending September 30, 2021.
In October 2020, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.7 million and incurred interest at a rate of 3.60%. We were required to make monthly payments of $0.1 million from November 2020 through July 2021. There was no outstanding balance as of September 30, 2021.
In October 2021, we entered into a financing agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.4 million and incurs interest at a rate of 4.17%. We will be required to make monthly payments of $44,851 from November 2021 through July 2022.
On December 8, 2020, we entered into a common stock purchase agreement (“SPA”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which Tumim committed to purchase up to $10.0 million in shares of our common stock, from time to time. The SPA provides, among other things, that we may direct, every three trading days, Tumim to purchase a number of shares of our common stock not to exceed an amount determined based upon the trading volume and stock price of our shares. Effective November 15, 2021, the Company and Tumim mutually agreed to terminate the SPA. During the nine months ended September 30, 2021, we sold 9,279,988 shares of common stock pursuant to the SPA and recognized proceeds of $4.3 million, and during the year ended December 31, 2020, we sold 450,000 shares of common stock pursuant to the SPA and recognized proceeds of $0.2 million. As of November 12, 2021, we have sold 741,816 additional shares of common stock and recognized proceeds of $0.2 million under the SPA since the quarter ended September 30, 2021.
In November, we entered into a securities purchase agreement with an institutional investor providing for the sale and issuance of convertible notes due 2022 in the aggregate original principal amount of $1.06 million. Upon filing with the Securities and Exchange Commission of an additional prospectus supplement and supplemental indenture and our satisfaction of certain other closing conditions, we may elect to offer and sell up to and additional $4.2 million in aggregate principal amount of notes at additional closings, resulting in potential gross proceeds for this offering and such additional offerings, of approximately $5.3 million.
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
We are dependent on cash flow from operations to satisfy our working capital requirements. No assurance can be given that cash flow from operations will be sufficient to provide for our liquidity for the next 12 months. However, we believe that our cash and cash equivalents on hand together with cash generated from our future operations, the convertible notes and cost reduction measures described above, as needed, will provide sufficient liquidity to fund our operations for the next 12 months from the issuance of the condensed financial statements. However, we shall continue to evaluate our capital expenditure needs based upon factors including but not limited to our cash from operations, growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, and the continuing market acceptance of our products. Should we be unable to generate sufficient revenue in the future to achieve positive cash flow from operations or satisfy our capital requirements, additional working capital will be required, and we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow our company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our prospects, financial condition and results of operations could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.
A summary of our changes in cash flows for the nine months ended September 30, 2021 and 2020 is provided below:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(6,321)	$(5,832)
Investing activities	(35)	(794)
Financing activities	3,491	3,082
Net decrease in cash and restricted cash	(2,865)	(3,544)
Cash, cash equivalents and restricted cash, beginning of period	4,525	9,608
Cash, cash equivalents and restricted cash, end of period	$1,660	$6,064

Operating Activities
Net cash used in operating activities includes net loss adjusted for non-cash expenses such as depreciation and amortization, bad debt expense, stock-based compensation, gain on debt extinguishment and gain on lease termination. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.
Cash used in operating activities was $6.3 million in the nine months ended September 30, 2021 compared to $5.8 million in the nine months ended September 30, 2020. The primary reason for the cash usage during the nine months ended September 30, 2021 is our net loss of $6.7 million due to lower sales as a result of COVID-19, and increased market competition. Our net loss was partially offset by non-cash items and changes in operating assets and liabilities. Cash used in operating activities for the nine months ended September 30, 2020 was mostly due to our net loss of $13.0 million, adjusted for non-cash items of $4.5 million.
Investing Activities
Net cash used in investing activities decreased by $0.8 million in the nine months ended September 30, 2021 compared to the same period in 2020. Net cash used in investing activities during the nine months ended September 30, 2020 consisted of additional technology to support our e-commerce activities and tenant improvements to our main facility. During the nine months ended September 30, 2021, our investing activities were not material.
Financing Activities
Net cash provided financing activities was $3.5 million for the nine months ended September 30, 2021 compared to $3.1 million for the nine months ended September 30, 2020. Our financing activities for the nine months ended September 30, 2021 consisted of proceeds from issuance of common stock under our equity commitment of $4.2 million, partially offset by repayments of our insurance financing of $0.7 million. Our financing activities for the nine months ended September 30, 2020 consisted of proceeds from the PPP Loan of $2.9 million and stock option exercises of $0.2 million.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 8, Commitments and Contingencies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
A previously disclosed, on December 8, 2020, the Company entered into an SPA with Tumim to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provided, among other things, that the Company may direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company's shares.
Effective November 15, 2021, the Company and Tumim mutually agreed to terminate the SPA. As a result, the parties have no further obligations under the SPA and the Company cannot sell or issue any additional shares of its common stock pursuant thereto.
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
Dated November 15, 2021

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated November 15, 2021