Form 10-K
period 2021-12-31
CV Sciences, Inc.
filed 2022-04-04
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021, the last day of the registrant's most recently completed second fiscal quarter, based upon the closing price of the registrant's common stock as reported by the OTC:QB Marketplace on such date, was approximately $41 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of March 23, 2022, the issuer had 122,570,186 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. Certain sections of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

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
When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
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

ii

PART I
ITEM 1. BUSINESS
Overview
CV Sciences, Inc. ("CV Sciences," "we," "our" or "us") is a life science company that operates two distinct business segments: (i) a consumer product division focused on developing, manufacturing, marketing and selling plant-based dietary supplements and hemp-based cannabidiol ("CBD") products to a range of market sectors; and (ii) a specialty pharmaceutical segment focused on developing and commercializing CBD-based novel therapeutics. The Company’s consumer products are marketed and sold at more than 8,400 retail locations throughout the United States. According to SPINS, a leading provider of syndicated data and insights for the natural, organic, and specialty products industry, the Company's PlusCBD™ product is the top-selling brand of hemp-derived CBD in the natural product retail market. Our state-of-the-art facility follows all guidelines for Good Manufacturing Practices ("GMP") and our hemp extracts are processed, produced, and tested throughout the manufacturing process to confirm that the cannabinoid content meets strict company standards. With a commitment to science, the benefits of our products when utilized by individuals that are in good health are supported by human clinical research data and three published clinical case studies available on PubMed.gov. In addition, PlusCBD™ was the first hemp CBD supplement brand to invest in the scientific evidence necessary to achieve self-affirmed Generally Recognized as Safe ("GRAS") status. Our primary offices and facilities are located in San Diego, California.

Current Operations
Consumer Products
We manufacture and distribute more than 50 products and expect to continue to add new products to our portfolio to enhance our line of CBD and plant-based dietary supplements. We also expect to develop and launch new product lines and brands to address consumer needs and demand. Our mission and core values inform our product development and market positioning.
Our Mission:
Our mission is to improve quality of life through nature and science.
Our Core Values:
•Provide the best products.
•Look to nature and lean into science to create extraordinary products that transform health, so people can best navigate the course of their lives.
•Have a net positive impact on our customers, our employees, and our planet.
•Be bold and brave.
•Positively affect people's lives - even if it means taking a bold or unconventional approach.
We develop, manufacture, market and sell plant-based dietary supplements and CBD products under the following brands: PlusCBD™, ProCBD™, HappyLane™, CV™Acute, CV™Defense, and PlusCBD™ Pet in the Health Care market sector including nutraceutical, beauty care, specialty foods, and pet products.

•PlusCBD™ - Our award-winning line of products available in softgel, tinctures, topicals, and gummies. It was our first brand to market in 2014 and the top-selling brand of hemp-derived CBD in the natural product retail market. PlusCBD™ is backed by published research, third party safety testing, and rigorous quality standards.
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

•HappyLane™ - Our worry-free CBD for those looking to avoid even trace amounts of THC. HappyLane™ features different softgels, roll-ons, liquids, chews, and gummies in unique flavors, and easy to use form factors, all with less than 0.00% THC.
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
Specialty Pharmaceuticals
Our specialty pharmaceutical segment is developing cannabinoids intended to treat medical indications. Cannabinoids are compounds derived from the Cannabis sativa plant, which contains two primary cannabinoids, CBD, and tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has promising results in treating a range of medical indications. We acquired drug development assets utilizing CBD as the active pharmaceutical ingredient in our CanX acquisition.
Our first product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. There are currently no drugs approved by the U.S. Food and Drug Administration (“FDA”) for treatment of smokeless tobacco use and addiction. The worldwide smokeless tobacco addiction treatment market is estimated at greater than $2 billion. We believe this product candidate will provide treatment options for this significant unmet medical need. CVSI-007 is based on proprietary formulations, processes and technology. In May 2016, we filed a patent application for the technology implemented for CVSI-007 with the U.S. Patent and Trademark Office ("USPTO"). On May 19, 2020, we received a formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We are pursuing similar patent protection in other key markets throughout the world. In 2020, we received a notice of allowance from the Japan Patent Office.
We expect to continue our development efforts as we seek approval from the FDA to commercialize the world's first and only FDA-approved treatment for smokeless tobacco addiction. We currently contract with qualified parties and contract research organizations for our preclinical research and Investigational New Drug application (“IND”) preparation and development. Commercialization of future specialty pharmaceutical products in the United States and other territories may rely on licensing and co-promotion agreements with strategic partners. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could include a sales organization, internal sales support, an internal marketing group and distribution support. However, we anticipate that building such a commercial infrastructure will require significant investment.
Description of our Subsidiaries
CV Sciences was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with CV Sciences, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, we filed a Certificate of Amendment of Certificate of Incorporation reflecting our corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, we amended our Bylaws to reflect our corporate name change to “CV Sciences, Inc.” As of the date of this report, we don't own any interest in any subsidiaries.
Government Regulation
We are subject to local and federal laws and regulations pertaining to the sale of hemp derived CBD products in our operating jurisdictions. We maintain required licenses for sourcing, manufacturing, and distribution; we also monitor changes in laws, regulations, treaties, and agreements.
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
Notwithstanding the removal of the DEA from enforcement of hemp regulations; the U.S. Food and Drug Administration (“FDA”) retains authority to regulate ingestible and topical hemp products, including hemp extracts that contain CBD. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp are still subject to a patchwork of state regulations. We have dedicated staff that actively monitors state regulations and proposed regulations to ensure compliance.
A range of federal laws and regulations govern sourcing, manufacturing, distribution, sales, and marketing of hemp-derived CBD products in the U.S. Products sold for oral consumption as liquids, tablets, capsules, softgels, or gummies are under the purview of The Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Under DSHEA, supplement manufacturing is regulated by the FDA for current Good Manufacturing Practices (“cGMP”) under 21 CFR Part 111. Furthermore, DSHEA defines a “dietary supplement” as a product intended to supplement the diet that contains one or more of the following: (a) a vitamin; (b) a mineral; (c) an herb or other botanical; (d) an amino acid; (e) a dietary substance for use by man to supplement the diet by increasing the total dietary intake; or (f) a concentrate, metabolite, constituent, extract, or combination of any ingredient described in clause (a) through (e). Thus, the law permits a wide range of dietary ingredients in dietary supplements, including CBD, which is an extract of hemp (Cannabis sativa L.), which is a legal botanical. CBD also falls under clause (e) as it is a dietary substance for use by man to supplement the diet by increasing the total dietary intake.
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
In October 2021, Assembly Bill 45 passed in California, permitting the retail sale of products containing hemp-derived CBD including dietary supplements, topicals, over-the-counter and pet products.
As of the date of this Annual Report on Form 10-K, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies that are compliant with the FDCA. The FDA, however, has sent Warning Letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products when these companies have made prohibited, misleading, and unapproved drug claims. We continue to monitor the FDA’s position on CBD.
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
Markets, Geography, Seasonality, and Major Customers
Our products are predominantly sold in North America and primarily in the retail space. Based on our current and historical balance sheets and statement of operations, it does not appear that our business or operations experience any seasonality with respect to our sales as any such seasonality appears to be unpredictable. Although we believe our customers’ historical buying patterns and budgetary cycles may be a factor that impacts our annual and quarterly sales results, we are not able to reliably predict our sales based on seasonality because outside factors (timing of orders, introduction of new products, and other economic factors impacting our industry) can also substantially impact our sales patterns during the year.
Furthermore, because the majority of our sales are spread amongst various retailers, distributors, and direct consumers, our largest customer only accounted for approximately 4% of our sales. As a result, we do not believe our financial condition and results of operations is dependent on any one particular major customer.
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

Research and Development
Our research and development costs have consisted primarily of salaries and related personnel expense, facilities and equipment expense and other costs related to both our consumer product and drug development business segments. We charge all research and development expenses to operations as incurred in the ongoing development of new consumer products and in development of our drug candidate CVSI-007. We established a cross-functional innovation process for our consumer products development using a modified stage gate process. Our new product development activities include ideation and feasibility, product development, scaleup and validation, and product launch. We incurred research and development expenses of $1.2 million and $2.9 million, respectively, for the years ended December 31, 2021 and 2020.
Raw Materials and Product Manufacturing
We have invested significant capital to develop and maintain relationships with growers on a global scale to ensure access to raw materials to support anticipated revenue growth. We have historically sourced our raw materials from well-established and well-recognized hemp growers in Europe. In addition, we have developed relationships with hemp growers in the United States and purchase raw materials domestically as well. We have maintained access to these growers for their raw material supply and continue to explore and develop other relationships to ensure that we can meet the expected demand for hemp-based consumer products well into the future.
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
Employees
We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. As of December 31, 2021, we had a total of 71 employees, which included 69 full-time and 2 part-time employees. In addition to our full-time employees, we contract with third-parties for the conduct of certain marketing, sales and manufacturing efforts as well as certain preclinical, clinical and manufacturing activities related to drug development efforts. Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our employees, so they can more safely and effectively perform their work. We have no collective bargaining agreements with our employees, and none are represented by labor unions. Management believes the Company has good relationships with its employees.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2021, our primary facility consists of approximately 30,000 square feet of leased office, laboratory and warehouse space located in San Diego, California, which we use for both of our business segments. On July 12, 2021, we entered into a lease termination agreement (the "Termination Agreement") for the current facility that we use in San Diego. Under the Termination Agreement, we will need to vacate the facility no later than July 31, 2022. Please see Note 14, Leases, to our financial statements included in Part IV in this Annual Report on Form 10-K for more information.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, to our financial statements included in Part IV in this Annual Report on Form 10-K.

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
Holders of Common Stock
As of March 23, 2022, there were 32 registered holders of our common stock.
Dividend Policy
No cash dividends were paid on our common stock in the 2021 and 2020 fiscal years and the Board of Directors has not considered any change in this practice, and it is not expected to consider any such change in this practice in the foreseeable future.
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

Unregistered Sales of Equity Securities
During the year ended December 31, 2021, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.
Issuer Repurchases of Equity Securities
We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
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
Our specialty pharmaceutical business segment is developing cannabinoids to treat a range of medical indications. Our product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we plan to vigorously pursue patent protection on our drug candidates. This business segment has not yet generated any revenue and requires significant additional capital to effect its business plan.
We expect to realize revenue from our consumer products business segment to help fund our working capital needs. However, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unable to fund our drug development efforts, we may need to curtail, partner or delay such activity.
Our priorities for FY22 reflect our focus on delivering value to our shareholders. We have taken the next step to improve shareholder value by commencing a strategic review, which will include consideration of inbound and outbound merger, sale, acquisition or other options for the Company as a whole or for any business segment. We have engaged A.G.P./Alliance Global Partners to assist the Company with the strategic review.

Results of Operations
Comparison of the Years ended December 31, 2021 vs. December 31, 2020
Revenues and gross profit

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Product sales, net	$20,048	$24,429	$(4,381)	(18)%
Cost of goods sold	11,432	13,420	(1,988)	(15)%
Gross profit	$8,616	$11,009	$(2,393)	(22)%
Gross margin	43.0%	45.1%

Revenue by channel

	Year ended December 31, 2021		Year ended December 31, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail - FDM	$1,494	7.5%	$1,651	6.8%
Retail - Natural products and other	11,054	55.1%	15,073	61.7%
E-Comm	7,500	37.4%	7,705	31.5%
Product sales, net	$20,048	100.0%	$24,429	100.0%
We had product sales of $20.0 million and gross profit of $8.6 million, representing a gross margin of 43.0% in 2021 compared with product sales of $24.4 million and gross profit of $11.0 million, representing a gross margin of 45.1% in 2020. Our product sales decreased by $4.4 million or 18% in 2021 when compared to 2020 results. The decline is primarily due to lower retail sales in the natural products retail channel, as 2021 had a full year impact of COVID-19. In addition, increased market competition, which is largely due to the lack of a clear regulatory framework, is another main driver for the decline. As of December 31, 2021, our products were in 8,495 retail stores, of which 5,709 were with retailers in the FDM channel. The store count increased from 7,346 stores as of December 31, 2020 and provides us with an increased distribution footprint for future growth. For the years ended December 31, 2021 and 2020, e-commerce sales accounted for 37.4% and 31.5% of revenue, respectively. 44% of our net revenue for the year ended December 31, 2021 was from new products launched since 2020.
During 2021, we launched the following new products:
•PlusCBDTM Calm and Sleep, to support healthy stress response and improve sleep cycles, and

•ProCBDTM, a full product line exclusively through health care practitioners.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in 2021 increased as a percentage of revenue due to higher overhead and production cost compared to 2020. The gross profit decrease of $2.4 million or 22% to $8.6 million in 2021 is mostly driven by the decline in product sales. Gross margins decreased from 45.1% in 2020 to 43.0% in 2021. The decrease is primarily due to higher overhead cost and associated volume deleverage, increased production cost, and reduced sales pricing as a result of increased market competition.
Research and development expense

	Year ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Research and development expense	$1,185	$2,943	$(1,758)	(60)%
Percentage of revenue	5.9%	12.0%
Research and development (“R&D”) expense decreased to $1.2 million in 2021 compared to $2.9 million in 2020. The decrease is related to reductions in R&D expenses for our specialty pharmaceutical segment of $1.5 million and for our consumer products segment of $0.2 million. We incurred $0.5 million and $0.7 million of R&D expense related to our consumer products segment in 2021 and 2020, respectively. The reduction in R&D expense in our consumer products segment is mostly related to lower personnel cost and cost for outside services for new consumer product developments. We incurred $0.7 million and $2.2 million of R&D expenses related to our specialty pharmaceutical segment in 2021 and 2020, respectively. The reduction in R&D expense in our specialty pharmaceutical segment is mostly related to reduced activities related to preclinical work, development cost associated with our active pharmaceutical ingredient ("API"), and expenses paid to outside consultants.
Selling, general and administrative expense

	Year ended December 31, 2021		Year ended December 31, 2020
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Sales expense	$4,889	24.4%	$4,543	18.6%
Marketing expense	7,056	35.2%	6,759	27.7%
General & administrative expense	13,932	69.5%	19,356	79.2%
Selling, general and administrative expense	$25,877	129.1%	$30,658	125.5%
Selling, general and administrative (“SG&A”) expenses decreased by $4.8 million or 16% to $25.9 million in 2021, from $30.7 million in 2020.
•Sales expense increased due to the amortization of capitalized implementation cost for customer relationship management (CRM) technology and associated licensing fees.
•Marketing expense increased due to higher expense for digital marketing activities, such as programmatic and paid advertisement.
•General and administrative expense decreased primarily due to decreased payroll and outside services expense. General and administrative expense also decreased due to the gain on lease modification during 2021. We also recorded a goodwill and intangible asset impairment charge of $5.0 million during 2021. In addition, during 2020, we derecognized the tax receivable for founder RSU settlement of $6.2 million. For more information regarding the founder RSU settlement, please see Note 12, Related Parties, to our financial statements included in Part IV in this Annual Report on Form 10-K.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net loss plus depreciation expense, amortization expense, interest expense, and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it helps to provide insights in trends in our business in addition to GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
We use Adjusted EBITDA in communicating certain aspects of our results and performance, including in this Annual Report on Form 10-K, and believe that Adjusted EBITDA, when viewed in conjunction with our GAAP results and the accompanying reconciliation, can provide investors with additional understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of Adjusted EBITDA is useful to investors in making period-to-period comparison of results because the adjustments to GAAP are not reflective of our core business performance.
Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Annual Report on Form 10-K, including our financial statements, to aid in their analysis and understanding of our performance and in making comparisons.
A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2021 and 2020 is detailed below:

	Year ended December 31, 2021			Year ended December 31, 2020
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(9,861)	$(5,693)	$(15,554)	$(19,908)	$(2,376)	$(22,284)
Depreciation	1,153	—	1,153	836	—	836
Amortization	—	—	—	—	36	36
Interest expense	140	—	140	9	—	9
Income tax expense (benefit)	7	(94)	(87)	(317)	—	(317)
EBITDA	(8,561)	(5,787)	(14,348)	(19,380)	(2,340)	(21,720)
Stock-based compensation (1)	3,209	1	3,210	3,744	137	3,881
Gain on extinguishment of debt (2)	(2,945)	—	(2,945)	—	—	—
Gain on lease termination (3)	(906)	—	(906)	(352)	—	(352)
Goodwill and intangible asset impairment (4)	—	5,033	5,033	—	—	—
Derecognition of tax receivable for founder RSU settlement (5)	—	—	—	6,229	—	6,229
Adjusted EBITDA	$(9,203)	$(753)	$(9,956)	$(9,759)	$(2,203)	$(11,962)

(1)Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 10, Stock-Based Compensation, to our financial statements included in Part IV in this Annual Report on Form 10-K.
(2)Represents gain on extinguishment of debt related to the forgiveness of our PPP loan. For more information, please see Note 8, Debt, to our financial statements included in Part IV in this Annual Report on Form 10-K.
(3)Represents gain associated with the lease termination agreement for our main facility during the year ended December 31, 2021 and lease termination of one of our San Diego facilities during the year ended December 31, 2020. For more information, please see Note 14, Leases, to our financial statements included in Part IV in this Annual Report on Form 10-K.
(4)Represents the goodwill and intangible asset impairment charge. For more information, please see Note 5, Intangible Assets, to our financial statements included in Part IV in this Annual Report on Form 10-K.
(5)Represents the derecognition of the tax receivable related to founder RSU settlement. For more information, please see Note 12, Related Parties, to our financial statements included in Part IV in this Annual Report on Form 10-K.

Liquidity and Capital Resources
During the year ended December 31, 2021, our primary sources of capital came from (i) cash flows from our operations, predominantly from the sale of our CBD products, (ii) existing cash, (iii) government loans, and (iv) proceeds from third-party financings, including the sale of our common stock to certain investors. As of December 31, 2021, our cash was approximately $1.4 million. During the year ended December 31, 2021, we used cash in operating activities of approximately $7.5 million.
We believe that a combination of factors, mainly consisting of the highly competitive environment and the continued effects of the COVID-19 pandemic, have adversely impacted our business operations for the year ended December 31, 2021. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.
Furthermore, although there are signs that COVID-19 may be beginning to taper off, COVID-19 still has an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. We may also take further actions that alter our operations which we determine are in our best interests. Management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of certain expenses related to our drug development activities.
On April 15, 2020, we applied for a loan from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (the "PPP") of the CARES Act as administered by the U.S. Small Business Administration (the "SBA"). On April 17, 2020, the loan was approved, and we received proceeds in the amount of $2.9 million (the “PPP Loan”). On September 8, 2021, we received confirmation from the Lender that the SBA approved our PPP Loan forgiveness application for the entire PPP Loan, including all accrued interest to date. The forgiveness of the PPP Loan was recognized as a gain on debt extinguishment in our financial results for the year ended December 31, 2021.
The CARES Act also provides an employee retention credit, which is a refundable tax credit against certain employment taxes of up to 70% of qualified wages up to $10,000 paid to employees during each of the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. We determined that we qualify for the tax credit under the CARES Act and filed our amended tax returns in March 2022. We expect to receive $2.0 million of tax credits under the relief provisions.
In October 2020, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.7 million and incurred interest at a rate of 3.60%. We were required to make monthly payments of $0.1 million from November 2020 through July 2021. There was no outstanding balance as of December 31, 2021.
In October 2021, we entered into a financing agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.4 million and incurs interest at a rate of 4.17%. We are required to make monthly payments of $45,000 from November 2021 through July 2022.
On December 8, 2020, we entered into a Common Stock Purchase Agreement (“SPA”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which Tumim committed to purchase up to $10.0 million in shares of our common stock from time to time. The SPA provides, among other things, that we may direct, every three trading days, Tumim to purchase a number of shares of our common stock not to exceed an amount determined based upon the trading volume and stock price of our shares. Effective November 15, 2021, the Company and Tumim mutually agreed to terminate the SPA. During the year ended December 31, 2021, we sold 10,021,804 shares of common stock pursuant to the SPA and recognized proceeds of $4.4 million.
In November 2021, we entered into a Securities Purchase Agreement (the "November 2021 SPA") with an institutional investor providing for the sale and issuance of convertible notes due 2022 in the aggregate original principal amount of $1.06 million. Upon filing with the Securities and Exchange Commission of an additional prospectus supplement and supplemental indenture and our satisfaction of certain other closing conditions, we may elect to offer and sell up to and additional $4.2 million in aggregate principal amount of the notes at additional closings, resulting in potential gross proceeds for this offering and such additional offerings, of approximately $5.3 million. During the year ended December 31, 2021, holders of the convertible notes converted amounts payable under such notes into 1,794,291 shares of the Company's common stock at a weighted average conversion price of $0.13, resulting in a reduction of the convertible note balance of $0.2 million. Subsequent to December 31, 2021, holders of the convertible notes converted amounts payable under such notes into 6,804,281 shares of the Company's common stock at a weighted average conversion price of $0.10 per share, resulting in a reduction of the convertible note balance of $0.7 million.
On March 25, 2022, we issued an additional note for an aggregate principal amount of $1.06 million (the "Second Tranche"). As a result, we received gross proceeds of $1.06 million, before original issuance discount of 6% and other debt issuance costs. The Second Tranche matures on September 25, 2022. There is no guarantee we will be able to consume additional closings for the remaining $3,180,000 in aggregate principal amount of the notes. The additional closing conditions include the satisfaction of certain equity conditions set forth in the November 2021 SPA.
On March 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which we agreed to issue and sell 700 shares of our preferred stock which has supervoting rights of 170,000 votes per share of preferred stock on certain stockholder proposals and warrants to purchase an aggregate of 10,000,000 shares of common stock. The preferred stock has a stated value of $1,000 per share and is convertible into an 10,000,000 shares of common stock at a conversion price of $0.07 per share. We received aggregate gross proceeds of $0.7 million before deducting placement agent’s fees and other offering expenses.
During the first quarter of 2019, we issued 2,950,000 Restricted Stock Units ("RSU") to our founder, former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."). The vesting of the RSU is treated as a taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in our payroll tax filing at the time of vesting. During the year ended December 31, 2020, we reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr's W-2 for 2019. Although the primary tax liability is the responsibility of Mona Jr., we are secondarily liable and thus have recorded the liability on our balance sheet as of December 31, 2021. The liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr.. As of March 31, 2022, Mona Jr. has not provided us with proof that he filed and paid his taxes for 2019. Refer to Note 12. Related Parties and Note 13. Commitments and Contingencies to our financial statements included in Part IV in this Annual Report on Form 10-K for additional information.
U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. Our financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2021, the Company generated negative cash flows from operations of $7.5 million and had an accumulated deficit of $79.5 million. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.
The Company's financial operating results and accumulated deficit, besides other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.
A summary of our changes in cash flows for the years ended December 31, 2021 and 2020 is provided below:

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(7,485)	$(7,300)
Investing activities	(35)	(1,057)
Financing activities	4,370	3,274
Net decrease in cash, cash equivalents and restricted cash	(3,150)	(5,083)
Cash, cash equivalents and restricted cash, beginning of year	4,525	9,608
Cash, cash equivalents and restricted cash, end of year	$1,375	$4,525

Operating Activities

Net cash used in operating activities includes our net loss adjusted for non-cash expenses such as stock-based compensation, depreciation and amortization, bad debt expense and other non-cash items. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable and can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer behavior.
Net cash used in operating activities was $7.5 million in 2021 compared to $7.3 million in 2020, an increase of $0.2 million. The increase in our cash usage in operating activities was due to a decline in our changes in working capital by $1.5 million, partially offset by our reduced net loss, adjusted for non-cash items of $1.4 million. Our changes in working capital declined from $3.5 million in 2020 to $1.9 million in 2021, mostly due to reduced cash collections from accounts receivable, lower inventory usage, and reductions in prepaids and other assets, partially offset by reduced cash outflow for accounts payables and accrued expenses. Our net loss, adjusted for non-cash items, in 2021 decreased by $1.4 million when compared to 2020. Our net loss declined by $6.7 million from $22.3 million in 2020 to $15.6 million in 2021. Non-cash adjustments declined by $5.4 million from a total of $11.5 million in 2020 to $6.2 million in 2021. The reduction in non-cash adjustments related mostly to the derecognition of the tax receivable for founder RSU settlement of $6.2 million in 2020. In addition in 2021, we recorded a goodwill and intangible asset impairment charge of $5.0 million offset by the gain on debt extinguishment for our PPP loan of $2.9 million. Recurring non-cash adjustments consists of depreciation, amortization and stock-based compensation.
Investing Activities
Net cash used in investing activities decreased by $1.0 million in 2021 when compared to 2020. During 2020, we invested in additional technology to support our e-commerce activities.
Financing Activities
Net cash provided by financing activities increased by $1.1 million from $3.3 million in 2020 to $4.4 million in 2021. Our financing activity for 2021 consisted of proceeds from issuance of common stock under our SPA with Tumim of $4.4 million, net proceeds of our convertible note financing of $0.8 million, offset by repayments of our insurance financing of $0.8 million. In 2020, we received proceeds from a PPP Loan of $2.9 million, proceeds from the issuance of common stock under our SPA with Tumim of $0.2 million, and proceeds from stock option exercises of $0.2 million.
Inflation
We have not been affected materially by inflation during the periods presented. However, recent trends towards rising inflation may adversely impact our business and corresponding financial position and cash flow.
Known Trends or Uncertainties
There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, the recent trends towards rising inflation may also materially adversely our business and corresponding financial position and cash flows.
Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations. If current levels of market disruption and volatility continue, the Company might experience reductions in business activity, increased funding costs and funding pressures, as applicable, a decrease in the market price of the Common Shares, a decrease in asset values, additional write-downs and impairment charges and lower profitability.
We have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.
As discussed in this Annual Report on Form 10-K, the world has been affected due to the COVID-19 pandemic, and thus, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

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
Goodwill and Intangible Assets – We evaluate the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. All of the goodwill and intangible assets are assigned to our specialty pharmaceutical segment.
Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than carrying amount, or if significant adverse changes in our future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, we then evaluate goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires us to estimate the fair value of our reporting units using either an income or market approach or a combination thereof.
Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates.
During the fourth quarter of 2021, we performed our annual goodwill impairment test and determined, after performing a qualitative test of our reporting units, that it is more likely than not that the fair value of the specialty pharmaceutical reporting unit was less than its carrying amount. As a result of our goodwill impairment test, we recorded a goodwill impairment charge of $2.8 million for the year ended December 31, 2021.
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
In-process research & development ("IPR&D") has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. Until such time as the projects are either completed or abandoned, we test those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on drug development activities, and overall financial performance. If impairment indicators are present as a result of our qualitative assessment, we will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as discount rates, current Company market capitalization and estimates of the fair value of the Company's reporting units. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists.
As a result of our intangible asset impairment test, we recorded an intangible asset impairment charge of $2.2 million for the year ended December 31, 2021. As of December 31, 2021, the carrying value of the Company's IPR&D asset approximates its estimated fair value of $1.5 million.
Our intangible assets are included in our specialty pharmaceutical segment.
Revenue Recognition – The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, which is primarily related to our Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on our selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. We recognize revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. We accrue for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.
Stock-Based Compensation – Certain employees, officers, directors, and consultants participate in our Amended and Restated 2013 Equity Incentive Plan, as amended, which provides for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Performance-based stock options vest once the applicable performance condition is satisfied.
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility is based on the historical volatility of our common stock. We estimate the expected term for stock options awarded to employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because we don't have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. In the future, as we gain historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.
We recognize stock-based compensation as compensation and benefits expense in the statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of our stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is probable of being satisfied.
Recent Accounting Pronouncements
Refer to Note 2 of our financial statements for a discussion of recent accounting standards and pronouncements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on the Company’s internal controls as the Company is a non-accelerated filer and is thus not required to provide such a report.

ITEM 9B. OTHER INFORMATION
On March 30, 2022, the Company's Board of Directors approved an amendment to the 2013 Plan to reduce the shares available for issuance under the 2013 Plan by 8,000,000 shares. See Exhibit 10.40 attached to this Annual Report on Form 10-K.
On April 1, 2022, as further described in the Company’s Proxy Statement for its Annual Stockholder Meeting, Ms. Beth Altman, Dr. Paul Blake, and Ms. Terri Funk Graham, each of whom has served as a director on our Board since 2019, have elected not to stand for re-election as a director of the Company. They will all continue to serve as directors until their term concludes as of the date of the Annual Stockholder Meeting. In connection with their departures and as a result of further strategic cost reductions, the Board determined to reduce the authorized size of our Board to three members as of the date of the Annual Stockholder Meeting in an effort to conserve resources and cut costs associated with board of directors activities until such time at a later date when the Board believes such cost-cutting measures are no longer necessary, but will have a vacancy for one spot.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings "Election of Directors," "Corporate Governance," "Our Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.
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

1.Financial Statements

The following financial statements of the Company are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Balance Sheets as of December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Financial Statements

2.Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.Exhibits required to be filed by Item 601 of Regulations S-K

A list of exhibits is set forth on the Exhibit Index as included in this Annual Report on Form 10-K are incorporated by reference.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.
2.2 (2)	Agreement and Plan of Reorganization, dated December 30, 2015, by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative
2.3 (3)	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative
3.1 (1)	Certificate of Incorporation of CannaVest Corp., as filed on July 26, 2013.
3.2 (1)	Bylaws of CannaVest Corp., dated as of June 26, 2013.
3.3 (3)	Bylaws of the Company, as amended.
3.4 (4)	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016
3.5 (5)	Certificate of Incorporation of the Company, as amended.
3.6 (6)	Certificate of Amendment to the Bylaws of the Company, as amended.
3.7 (7)	Certificate of Amendment to the Bylaws of the Company, as amended.
3.8 (16)	Certificate of Amendment to the Bylaws of the Company, as amended, dated June 10, 2021.
3.9 (21)	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.
4.1 (8)	CannaVest Corp. Specimen Stock Certificate
4.2*	Description of Registrant's Securities.
4.3 (21)	Form of Warrant, dated March 30, 2022
4.4 (21)	Form of Placement Agent Warrant, dated March 30, 2022
10.1 † (9)	Form of Stock Option Award Grant Notice and Form of Stock Award Agreement.
10.6 † (10)	Amended and Restated 2013 Equity Incentive Plan, as amended.
10.7 † (11)	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.
10.8 † (11)	Employment Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling
10.10 † (11)	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.
10.11 † (11)	Non-Qualified Stock Option Agreement, by and between the Company and Joseph Dowling, dated July 6, 2016.
10.17 † (11)	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.
10.19 † (11)	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.
10.20 † (11)	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling.
10.22 † (11)	Non-Qualified Stock Option Agreement, dated March 15, 2017, by and between the Company and Michael Mona, Jr.
10.23 † (12)	Non-Qualified Stock Option Agreement, dated April 7, 2017, by and between the Company and Joseph Dowling.
10.26 † (13)	Employment Agreement, dated June 8, 2018, by and between the Company and Mr. Mona, Jr.
10.27 † (13)	Restricted Stock Unit Award Agreement, dated June 8, 2018, by and between the Company and Mr. Michael Mona, Jr.
10.28 † (13)	Employment Agreement, dated June 14, 2018, by and between the Company and Mr. Joseph Dowling.
10.30 (13)	Consent to Judgment.
10.31 (13)	Consent to Judgment.
10.32 † (14)	Employment Agreement, dated December 26, 2018, by and between the Company and Mr. Joerg Grasser.
10.34 (15)	Promissory Note, dated April 15, 2020, by and between the Company and JP Morgan Chase Bank, N.A.
10.35 † (17)	Employment Agreement, dated June 23, 2021, by and between the Company and Mr. Joseph Dowling
10.36 † (18)	Amendment No. 1 to Employment Agreement dated December 26, 2018, by and between the Company and Mr. Joerg Grasser, dated June 26, 2021.

Exhibit No.	Description of Exhibit
10.37 (19)	Securities Purchase Agreement, dated November 14, 2021.
10.38 † (20)	Employment Agreement, dated December 17, 2021, by and between the Company and Mr. Joerg Grasser.
10.39 (21)	Form of Securities Purchase Agreement, dated March 30, 2022.
10.40*	Amendment to amended and restated Equity Incentive Plan, as amended, dated March 30, 2022.
23.1*	Consent of Haskell & White LLP
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document**
101 SCH*	Inline XBRL Taxonomy Extension Schema Document**
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document**
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document**
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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
(11)Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on November 1, 2016.
(12)Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 30, 2018.
(13)Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on August 1, 2018.
(14)Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on March 12, 2019.
(15)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on April 21, 2020.
(16)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on June 14, 2021.
(17)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on June 29, 2021.
(18)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 30, 2021.
(19)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on November 15, 2021.
(20)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on December 21, 2021.
(21)Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on April 1, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CV Sciences, Inc. (Registrant)

By	/s/ Joseph D. Dowling
Joseph D. Dowling Chief Executive Officer
Dated April 4, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Dowling	Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2022
Joseph D. Dowling

/s/ Joerg Grasser	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2022
Joerg Grasser

/s/ Terri Funk Graham	Director	April 4, 2022
Terri Funk Graham

/s/ Dr. Joseph C. Maroon	Director	April 4, 2022
Dr. Joseph C. Maroon

/s/ Dr. Paul Blake	Director	April 4, 2022
Dr. Paul Blake

/s/ Beth Altman	Director	April 4, 2022
Beth Altman

CV Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
CV Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CV Sciences, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, stockholders’ equity, and cash flows and the related notes for the year ended December 31, 2021 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring operating losses, negative cash flows from operations, and has limited liquid resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Indefinite-Lived Intangible Assets and Goodwill

Critical Audit Matter Description

As disclosed in Notes 2 and 5 to the financial statements, indefinite-lived intangible assets and goodwill are tested for impairment at least annually and more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of management’s assessments, the Company recognized impairment charges of $2,245,000 related to indefinite-lived intangible assets and $3,730,000 related to goodwill during the year ended December 31, 2021.

Our assessment of management’s impairment tests is significant to our audit because the Company’s indefinite-lived intangible assets and goodwill are material to the financial statements and management’s assessment process involves significant judgments with respect to estimating the fair value of the Company’s reporting units.

How the Critical Audit Matter was Addressed in the Audit

We obtained management’s impairment assessment analysis and performed the following procedures:
a.We made inquiries of management to obtain an understanding of the Company’s process to evaluate indefinite-lived intangible assets and goodwill for impairment to ensure consistency with U.S. generally accepted accounting principles.
b.We evaluated management’s assessment of qualitative and quantitative impairment indicators.
c.We assessed management’s estimates of the Company’s enterprise value, the estimated fair value of the Company’s reporting units and the estimated fair value of indefinite-lived intangible assets and tested the reasonableness of significant assumptions and underlying data used by management.
d.We tested the mathematical accuracy of the computed impairment charges.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California
April 4, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CV Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CV Sciences, Inc. (the "Company") as of December 31, 2020, the related statement of operations, stockholders' equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 19, 2021

We have served as the Company’s auditor since 2019. In 2021 we became the predecessor auditor.

CV SCIENCES, INC.
BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,375	$4,024
Restricted cash	—	501
Accounts receivable, net	2,041	1,126
Inventory	8,624	8,840
Prepaid expenses and other	2,146	2,372
Total current assets	14,186	16,863

Property & equipment, net	1,717	2,877
Operating lease assets	—	3,057
Intangibles, net	1,485	3,730
Goodwill	—	2,788
Other assets	678	1,310
Total assets	$18,066	$30,625

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,624	$1,677
Accrued expenses	10,915	9,805
Convertible notes	612	—
Current portion of operating lease liability	—	680
Current portion of long-term debt	310	2,174
Total current liabilities	14,461	14,336

Operating lease liability	—	3,467
Debt	—	1,453
Deferred tax liability	62	157
Total liabilities	14,523	19,413

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 190,000 shares authorized; 112,482 and 100,664 shares issued and outstanding as of December 31, 2021 and 2020, respectively	11	10
Additional paid-in capital	83,007	75,123
Accumulated deficit	(79,475)	(63,921)
Total stockholders' equity	3,543	11,212

Total liabilities and stockholders' equity	$18,066	$30,625
The accompanying notes are an integral part of these statements.
See Reports of Independent Registered Public Accounting Firms.

CV SCIENCES, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Product sales, net	$20,048	$24,429
Cost of goods sold	11,432	13,420
Gross profit	8,616	11,009

Operating expenses:
Research and development	1,185	2,943
Selling, general and administrative	25,877	30,658
	27,062	33,601

Operating loss	(18,446)	(22,592)

Gain on debt extinguishment (Note 8)	(2,945)	—
Interest expense, net	140	9

Loss before income taxes	(15,641)	(22,601)
Income tax benefit	(87)	(317)
Net loss	$(15,554)	$(22,284)

Weighted average common shares outstanding, basic and diluted	107,817	99,913
Net loss per common share, basic and diluted	$(0.14)	$(0.22)
The accompanying notes are an integral part of these statements.
See Reports of Independent Registered Public Accounting Firms.

CV SCIENCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2019	99,416	$10	$70,774	$(41,637)	$29,147
Issuance of common stock from exercise of stock options	613	—	175	—	175
Issuance of common stock under equity commitment	635	—	293	—	293
Stock-based compensation	—	—	3,881	—	3,881
Net loss	—	—	—	(22,284)	(22,284)
Balance - December 31, 2020	100,664	10	75,123	(63,921)	11,212
Issuance of common stock from exercise of stock options	2	—	—	—	—
Issuance of common stock under equity commitment	10,022	1	4,406	—	4,407
Issuance of common stock from note conversion	1,794	—	268	—	268
Stock-based compensation	—	—	3,210	—	3,210
Net loss	—	—	—	(15,554)	(15,554)
Balance - December 31, 2021	112,482	$11	$83,007	$(79,475)	$3,543
The accompanying notes are an integral part of these statements.
See Reports of Independent Registered Public Accounting Firms.

CV SCIENCES, INC.
STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(15,554)	$(22,284)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,153	872
Stock-based compensation	3,210	3,881
Common stock issued for commitment fee	—	100
Derecognition of tax receivable for founder RSU settlement (Note 12)	—	6,229
Amortization of debt discount	72	—
Gain on debt extinguishment	(2,945)	—
Gain on lease termination	(972)	(352)
Impairment of goodwill and intangible assets	5,033	—
Loss on disposal of fixed assets	25	191
Bad debt expense	74	133
Non-cash lease expense	350	598
Deferred taxes	(94)	(264)
Other	247	134
Change in operating assets and liabilities:
Accounts receivable	(989)	918
Inventory	216	1,703
Prepaid expenses and other current assets	1,045	2,959
Accounts payable and accrued expenses	1,644	(2,118)
Net cash used in operating activities	(7,485)	(7,300)

INVESTING ACTIVITIES
Purchase of equipment	(35)	(1,057)
Net cash used in investing activities	(35)	(1,057)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,407	193
Proceeds from issuance of convertible notes	1,000	—
Debt issuance costs	(229)	—
Repayment of unsecured debt	(808)	—
Proceeds from debt	—	2,906
Proceeds from exercise of stock options	—	175
Net cash provided by financing activities	4,370	3,274

Net decrease in cash, cash equivalents and restricted cash	(3,150)	(5,083)
Cash, cash equivalents and restricted cash, beginning of year	4,525	9,608
Cash, cash equivalents and restricted cash, end of year	$1,375	$4,525
The accompanying notes are an integral part of these statements.
See Reports of Independent Registered Public Accounting Firms.

	For the years ended December 31,
	2021	2020
Supplemental cash flow disclosures:
Income taxes paid	$13	$20

Supplemental disclosure of non-cash transactions:
Purchase of insurance through issuance of note payable (Note 8)	$397	$721
Conversion of convertible debt	(230)	—
Derecognition of operating ROU asset related to operating lease termination	(2,773)	(4,704)
Forgiveness of PPP loan	(2,945)	—
Purchase of property and equipment in accounts payable and accrued expenses	—	15
Sale of property and equipment in exchange for note receivable (recorded in prepaid expense and other) and inventory	—	675
Cashless exercise of options	—	108
The accompanying notes are an integral part of these statements.
See Reports of Independent Registered Public Accounting Firms.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

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
The Company has two operating segments; consumer products and specialty pharmaceutical. The consumer products segment develops, manufactures, markets and sells plant-based dietary supplements and hemp-based cannabidiol ("CBD"). The Company sells its products under tradenames, such as PlusCBD™, PlusCBD™Pet, HappyLane™, ProCBD™, CV™Acute and CV™Defenese. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. The specialty pharmaceutical segment is developing drug candidates which use CBD as a primary active ingredient.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The Company does not have any subsidiaries.
Use of Estimates – The preparation of the financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, inputs for valuing equity awards, and assumptions related to revenue recognition.
Concentrations of Credit Risk – As of December 31, 2021, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $0.3 million per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $1.0 million as of December 31, 2021.
The Company sources its raw materials from suppliers in Europe and the U.S. There was no other concentration of suppliers and no concentration of accounts receivable or revenue as of and for the years ended December 31, 2021 and 2020.
Fair Value Measurements – Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of December 31, 2021 and 2020, approximate their fair value due to the short-term nature of these items. The Company's convertible note and notes payable balance also approximates fair value as of December 31, 2021, as the interest rates on the notes payable approximate the rates available to the Company as of this date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company's Level 1 assets are comprised of $2.4 million in money market funds which are classified as cash equivalents as of December 31, 2020. In addition, the Company's restricted cash of $0.5 million as of December 31, 2020 is comprised of certificates of deposits. The carrying value of the cash equivalents and restricted cash equals the fair value as of December 31, 2020. The Company does not have any cash equivalents or restricted cash as of December 31, 2021. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of December 31, 2021 and 2020.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2021 and 2020.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2021 and 2020.
Liquidity Considerations – U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2021, the Company generated negative cash flows from operations of $7.5 million and had an accumulated deficit of $79.5 million. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and the delay of expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit. In March 2022, the Company closed the second tranche of its convertible note offering and its convertible preferred stock financing and received gross proceeds before closing expenses of approximately $1.0 million and $0.7 million, respectively. In addition, the Company applied for employee retention credit under the CARES Act and expects to receive approximately $2.0 million - see Note 17. Subsequent Events for further information on these events.
The Company's financial operating results and accumulated deficit, besides other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.
Debt Issuance Costs – The Company presents its debt issuance costs and debt discounts as a direct deduction from the carrying amount of the related indebtedness on its balance sheet and amortizes these costs over the term of the related debt liability using the straight-line method, which approximates the effective interest method. Amortization is recorded in interest expense in the statements of operations.
Cash and Cash Equivalents – For purposes of the statements of cash flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2021, the Company had cash of $1.4 million. As of December 31, 2020, the Company had cash of $1.6 million and cash equivalents of $2.4 million.
Restricted Cash – The Company’s restricted cash as of December 31, 2020 consists of certificates of deposits related to the Company's corporate credit card program. The Company did not have any restricted cash as of December 31, 2021.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the same amounts shown in the statement of cash flows as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$1,375	$4,024
Restricted cash	—	501
Total cash and restricted cash shown in the statements of cash flows	$1,375	$4,525
Accounts Receivable – Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company extends credit to companies located throughout the U.S. Accounts receivable consist of trade accounts arising in the normal course of business. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.
Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of December 31, 2021 and

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

2020, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $0.5 million and $0.6 million, respectively.
Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. Cost includes costs directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, manufacturing overhead, shipping and depreciation of manufacturing equipment and production facilities. Manufacturing overhead includes payroll, employee benefits, utilities, maintenance and property taxes. Total shipping and handling costs were $1.8 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, and are recorded in cost of goods sold.
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
Impairment of Long-Lived Assets – In accordance with Accounting Standards Codification (“ASC”) Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the assets are expected to generate. If the carrying amount of an asset is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. As of December 31, 2021 and 2020, the Company determined that long-lived assets were not impaired.
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
Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, management can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires management to estimate the fair value of the Company's reporting units using either an income or market approach or a combination thereof.
Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

During the fourth quarter of 2021, the Company performed its Step 0 goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company performed a Step 0 goodwill impairment analysis and determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $2.8 million. The Company did not record any goodwill impairment charges for the year ended December 31, 2020.
The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. In-process research & development ("IPR&D") has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. Until such time as the projects are either completed or abandoned, the Company tests those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on drug development activities, and overall financial performance. If impairment indicators are present as a result of the Company's qualitative assessment, the Company will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as current Company market capitalization and estimates of the fair value of the Company's reporting units. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists.
The Company completed its annual impairment assessment during the fourth quarter of 2021 and 2020. The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the IPR&D for determining whether it is more likely than not that the IPR&D asset is impaired. After assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determined that it is more likely than not that the IPR&D asset is impaired. As such, the Company has estimated the fair value of the IPR&D and performed the quantitative impairment test. Based on the quantitative impairment test, the Company determined that its IPR&D is impaired by $2.2 million. No impairments were identified during the year ended December 31, 2020.
Revenue Recognition – The majority of the Company's revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of its products. Net sales reflect the transaction prices for these contracts based on the Company's selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. The Company recognizes revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. The Company accrues for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

The following represents product sales by channel for food, drug and mass ("FDM"), natural product and other, and e-commerce for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021		2020
	(in thousands)		(in thousands)
	Amount	% of product sales, net	Amount	% of product sales, net
Retail - FDM	$1,494	7.5%	$1,651	6.8%
Retail - Natural products and other	11,054	55.1%	15,073	61.7%
E-Comm	7,500	37.4%	7,705	31.5%
Product sales, net	$20,048	100.0%	$24,429	100.0%
Compensation and Benefits – The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily information technology and project management activities. The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. The Company suspended its matching contributions in April 2020. The Company made matching contributions of $0.1 million for the year ended December 31, 2020.
Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development, consulting service fees, the cost of renting and maintaining our laboratory facility and depreciation of laboratory equipment. Research and development expense for the consumer products segment was $0.5 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. Research and development expense for the specialty pharmaceutical segment was $0.7 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively.
Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its products. Advertising costs of $1.3 million were expensed as incurred during each of the years ending December 31, 2021 and 2020, respectively.
Stock-Based Compensation – Certain employees, officers, directors, and consultants of the Company participate in various long-term incentive plans that provide for granting stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Performance-based stock options vest once the applicable performance condition is probable of being satisfied.
The Company recognizes stock-based compensation for equity awards granted to employees, officers and directors as compensation and benefits expense in the statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.
Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2021 and 2020,

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions. Management believes the Company is no longer subject to tax examinations for the years prior to 2014.
Comprehensive Loss – Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. There have been no items qualifying as other comprehensive loss and, therefore, the Company's comprehensive loss was the same as its reported net loss for the years ended December 31, 2021 and 2020.
Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal 2023. The Company is currently evaluating the potential impact of Topic 326 on the Company’s financial statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company's adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

3.    INVENTORY
Inventory as of December 31, 2021 and 2020 was comprised of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$4,023	$4,923
Work in process	1,286	785
Finished goods	3,315	3,132
	$8,624	$8,840
During each of the years ended December 31, 2021 and 2020, the Company recorded an inventory write-down of $0.3 million. The Company had no inventory outside the United States as of December 31, 2021 and 2020.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

4.    PROPERTY & EQUIPMENT
Property and equipment, net, as of December 31, 2021 and 2020 were as follows (in thousands):

		December 31,
	Useful Lives	2021	2020
Office furniture and equipment	3 - 5 years	$2,592	$2,596
Tenant improvements	*	1,967	1,967
Laboratory and other equipment	5 years	691	691
Construction in progress		—	15
		5,250	5,269
Less: accumulated depreciation		(3,533)	(2,392)
		$1,717	$2,877
* Tenant improvements are amortized over the lesser of the remaining term of the related lease or the estimated useful life of the tenant improvements.
Depreciation expense for the years ended December 31, 2021 and 2020 was $1.2 million and $0.8 million, respectively. During the year ended December 31, 2021, the Company recorded accelerated depreciation for tenant improvements associated with the lease termination agreement for its main facility.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following as of December 31, 2021 and 2020 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Life (Years)
Balance - December 31, 2021:
In-process research and development	$3,730	$—	$(2,245)	$1,485	—
Trade names	100	(100)	—	—	5
Non-compete agreements	77	(77)	—	—	5
Intangible assets	$3,907	$(177)	$—	$1,485

Goodwill	$2,788	$—	$(2,788)	$—	—

Balance - December 31, 2020:
In-process research and development	$3,730	$—	$—	$3,730	—
Trade names	100	(100)	—	—	5
Non-compete agreements	77	(77)	—	—	5
Intangible assets	$3,907	$(177)	$—	$3,730

Goodwill	$2,788	$—	$—	$2,788	—
The Company performs a Step 0 goodwill impairment analysis annually following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company performed a Step 0 goodwill impairment analysis and determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $2.8 million. As a result, the Company recorded this impairment to reduce total goodwill on its balance sheet as of December 31, 2021 and recorded the corresponding impairment expense, which is included in selling, general and administrative expense in the Company's statements of operations for the year ended December 31, 2021.
The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the IPR&D for determining whether it is more likely than not that the IPR&D asset is impaired. After assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determined that it is more likely than not that the IPR&D asset is impaired. As such, the Company has estimated the fair value of the IPR&D and performed the quantitative impairment test. Based on the quantitative impairment test, the Company determined that its IPR&D is impaired by $2.2 million. As a result, the Company recorded this impairment to reduce its intangible assets on its balance sheet as of December 31, 2021 and recorded the corresponding impairment expense, which is included in selling, general and administrative expense in the Company's statements of operations for the year ended December 31, 2021.
The Company did not incur costs to renew or extend the term of acquired intangible assets for the years ended December 31, 2021 and 2020. Amortization expense for intangible assets was $36 thousand for the year ended December 31, 2020. There was no amortization expense for the year ended December 31, 2021 and there will be no future amortization expense.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

6.    ACCRUED EXPENSES
Accrued expenses as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Accrued payroll expenses (1)	$9,023	$8,324
Other accrued liabilities	1,892	1,481
	$10,915	$9,805
(1) This includes a tax liability associated with a related party transaction as discussed in Note 12 of $6.7 million and $6.2 million as of December 31, 2021 and 2020, respectively.

7.    CONVERTIBLE NOTES
Convertible notes as of December 31, 2021 were as follows (in thousands):

December 31, 2021
Principal amount	$1,060
Less: Original issuance discount (OID)	(60)
Less: Debt issuance costs	(229)
Net proceeds	771
Conversion of note into common shares	(230)
Accretion of OID and amortization of debt issuance costs	71
Carrying amount	$612
The Company did not have any convertible debt as of December 31, 2020.
On November 14, 2021, the Company entered into a securities purchase agreement (the “SPA”), with an institutional investor (the “Investor”) providing for the sale and issuance in series of registered direct offerings of senior convertible notes (the “Notes”) due in the aggregate original principal amount of up to $5.3 million (the “Offering”). At the initial closing of this Offering, the Company issued $1.06 million in aggregate principal amount of Notes. The Notes have an original issue discount of 6% and mature on May 17, 2022. The Notes shall not bear interest except upon the occurrence of an event of default. After the occurrence of an event of default, the Notes will accrue interest at the rate of 15% per annum. The Notes are senior to other indebtedness of the Company.
The Notes have an initial fixed conversion price of $0.2611. The initial fixed conversion price is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions and full-ratchet adjustment in connection with a subsequent offering at a per share price less than the fixed conversion price then in effect. Upon each additional close, the fixed conversion price of all Notes are subject to downward adjustment if greater than the lower of 120% of the closing bid price of the common stock on the trading day immediately preceding such additional closing date; and 120% of the arithmetic average of the volume weighted average prices of the common stock on the five trading days preceding the additional closing.
The holder may convert any part of the Notes into shares of common stock at an “Alternate Conversion Price” equal to the lesser of a) the fixed conversion price then in effect; b) the greater of the floor price of $0.01 and 90% of the arithmetic average of the three lowest daily volume weighted average prices of the Company's common stock during the ten trading days immediately prior to such conversion; and c) the greater of the floor price and 97% of the lowest sale price of the common stock on the applicable conversion date.
In connection with a change of control of the Company, each holder may require the Company to redeem in cash any portion of the Notes at the greater of the face value, a 15% redemption premium to the equity value of our common stock underlying the Notes and the equity value of the change of control consideration payable to the holder of common stock underlying the Notes. The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of common stock during the period immediately preceding the consummation or the public announcement of the change of control and ending the date the holder gives notice of such redemption. The equity value of the change of control consideration payable to the holder of

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

common stock underlying the Notes is calculated using the aggregate cash consideration per share of common stock to be paid to the holders of common stock upon the change of control.
If an event of default occurs, each holder may require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at the greater of the face value and a 15% redemption premium or (10% if such event of default is a price default) to the greater of the face value and the equity value of the common stock underlying the Notes. The equity value of the common stock underlying the Notes is calculated using the greatest closing sale price of the common stock on any trading day immediately preceding such event of default and the date the entire payment is made.
If the Company consummates a subsequent public or private offering of securities, each holder of Notes may require the Company to use up to 20% of the gross proceeds of such subsequent placement (less any reasonable placement agent, underwriter and/or legal fees and expenses) to redeem in cash all, or any portion, of the Notes, at a 5% redemption premium.

The Company may redeem any portion of the outstanding Notes in cash with a 15% redemption premium to the greater of the face value of the Notes or the equity value of its common stock.
During the year ended December 31, 2021, holders of the convertible notes converted amounts payable under such notes into 1,794,291 shares of common stock at a weighted average conversion price of $0.13 per share, resulting in a reduction of the convertible note balance of $0.2 million and the recognition of additional interest expense of $38,000. Subsequent to December 31, 2021, holders of the convertible notes converted amounts payable under such notes into an additional 6,804,281 shares of common stock at a weighted average conversion price of $0.10 per share, resulting in a further reduction of the convertible note balance of $0.7 million and the recognition of additional interest expense of $0.6 million.
On March 25, 2022, the Company issued an additional $1.06 million principal amount of the Notes under this Offering (the "Second Tranche"). As a result, the Company received gross proceeds of $1.06 million, before OID of 6% and other debt issuance costs. The Second Tranche matures on September 25, 2022.

8.    DEBT
Debt as of December 31, 2021 and 2020 was as follows (in thousands):

	December 31,
	2021	2020
PPP loan	$—	$2,906
Insurance financing	310	721
	310	3,627
Less: Current portion of debt	(310)	(2,174)
Long-term portion of debt	$—	$1,453

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

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

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
On September 8, 2021, the Company received confirmation from the Lender that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan, including all accrued interest to date. The forgiveness of the PPP Loan was recognized as a gain on debt extinguishment in the financial results for the year ended December 31, 2021.
Unsecured Note Payable
In October 2020, the Company entered into a finance agreement with First Insurance Funding ("First Insurance") in order to fund a portion of its insurance policies. The amount financed is $0.7 million and incurs interest at a rate of 3.60%. The Company is required to make monthly payments of $0.1 million through July 2021. There was no outstanding balance as of December 31, 2021.
In October 2021, the Company entered into a financing agreement with First Insurance in order to fund a portion of its current insurance policies. The amount financed is $0.4 million and incurs interest at a rate of 4.17%. The Company will be required to make monthly payments of $45,000 from November 2021 through July 2022. The outstanding balance as of December 31, 2021 was $0.3 million.

9.    STOCKHOLDERS EQUITY
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock (par value $0.0001). As of December 31, 2021 and 2020, the Company had 112,482,000 and 100,664,000 shares of common stock issued and outstanding, respectively.
On December 8, 2020, the Company entered into a Common Stock Purchase Agreement ("SPA") with Tumim Stone Capital, LLC ("Tumim") to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provides, among other things, that the Company could direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company’s shares. The Company determined that the right to sell shares of common stock to Tumim under the SPA represented a freestanding put option under ASC 815, Derivatives and Hedging. Tumim had no right to require the Company to sell any shares of common stock to Tumim, but Tumim was obligated to purchase up to $10.0 million of the Company's common stock. Such sales of common stock by the Company were subject to certain limitations at the Company's sole discretion through December 31, 2021. The Company determined that the fair value of the put option was zero as the shares were to be issued at a discount and settled within one business day. During the year ended December 31, 2021, the Company sold 10,021,804 shares of common stock pursuant to the SPA and recognized proceeds of $4.4 million. During the year ended December 31, 2020, the Company sold 450,000 shares of common stock and recognized proceeds of $0.2 million. The Company issued 185,454 shares of common stock to Tumim as commitment fee in connection with entering into the SPA. In addition, the Company incurred offering costs of $0.3 million. In accordance with ASC 825-10-25-3, upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. As such, the Company recorded the fair value of the commitment fee shares of $0.1 million and offering cost of $0.3 million to general and administrative expense. The Company and Tumim terminated the SPA effective November 15, 2021.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

Preferred Stock
The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock with designations, rights and preferences to be determined from time to time by the Board of Directors. Each such series or class shall have voting powers, if any, and such preferences and/or other special rights, with such qualifications, limitations or restrictions of such preferences and/or rights as shall be stated in the resolution or resolutions providing for the issuance of such series or class of shares of preferred stock. As of December 31, 2021 and 2020, there is no preferred stock issued and outstanding.
On March 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to issue and sell 700 shares of the Company’s preferred stock which has supervoting rithts of 170,000 votes per share of preferred stock on certain stockholder proposals and warrants to purchase an aggregate of 10,000,000 shares of common stock. The preferred stock has a stated value of $1,000 per share and is convertible into an 10,000,000 shares of common stock at a conversion price of $0.07 per share. The Company received aggregate gross proceeds of $0.7 million before deducting placement agent’s fees and other offering expenses.

10.    STOCK-BASED COMPENSATION

As of December 31, 2021, there are 38,976,000 shares authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). As of December 31, 2021, the Company had 5,225,876 authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan. On June 11, 2019, the Company’s stockholders approved the addition of an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that may be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, would be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2022, the Company did not add any shares to the 2013 Plan.

In March 2022, the Company cancelled 9,000,000 outstanding stock options. In addition, on March 30, 2022 the Company's Board of Directors reduced the shares available for issuance under the 2013 Plan by 8,000,000 shares.
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
The Company recognized stock-based compensation expense of $3.2 million and $3.9 million for the years ended December 31, 2021 and 2020, respectively.
In June 2020, the Company’s board of directors approved a stock option modification that reduced certain employees’ and directors’ stock option exercise prices to $0.66. No other terms were modified. Stock options to purchase a total of 2,130,000 shares of common stock were modified. The modification to the existing stock options resulted in $0.2 million incremental value of the stock options. The incremental value associated with the modification will be recognized over the life of the remaining service period of the options. During the years ended December 31, 2021 and 2020, the Company recorded $41 thousand and $159 thousand in stock-based compensation associated with the repriced options, respectively.
As of December 31, 2021, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $2.1 million, which is expected to be recognized over a weighted-average period of 1.09 years.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	25,225	$0.48	5.7	$2,186
Granted	6,900	0.54	—	—
Exercised	(2)	0.26	—	—
Forfeited	(1,960)	0.58	—	—
Outstanding - December 31, 2021	30,163	0.49	5.5	—

Exercisable - December 31, 2021	24,240	0.48	4.6	—
Vested or expected to vest - December 31, 2021	30,163	$0.49	5.5	$—
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. The above table includes 5,000,000 vested performance-based options as of December 31, 2021, which were issued outside of the 2013 Plan. As of December 31, 2021, there were 8,000,000 remaining unvested stock options granted outside of the 2013 Plan which are not included in the table above. These stock options vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr. (refer to Note 12).
The total intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was zero and $0.1 million, respectively.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	For the years ended December 31,
	2021	2020
Volatility	133.2%	132.9%
Risk-Free Interest Rate	0.9%	0.5%
Expected Term (in years)	5.61	5.33
Dividend Rate	0.0%	0.0%
Fair Value Per Share on Grant Date	$0.48	$0.36
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

11.    NET LOSS PER SHARE
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
NOTES TO FINANCIAL STATEMENTS

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	For the years ended December 31,
	2021	2020
Stock options	25,163	20,225
Performance stock options	13,000	13,000
Convertible notes	3,179	—
Total	41,342	33,225

12.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."), and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of December 31, 2021, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options) and 6,750,000 of these stock options have not vested as of December 31, 2021. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
As part of the Settlement Agreement, 2,950,000 vested RSU's were issued to Mona Jr. The vesting of the RSU's and payment of shares is treated as taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its balance sheet as of December 31, 2021 in an amount of $6.2 million, which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. If the tax amount is not paid by Mona Jr., the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of December 31, 2021.
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the termination of Mona Jr.'s severance and other post-termination compensation and benefits, and to recover amounts owed to the Company by Mona Jr. in connection with his purchase of personal seat licenses for the Raiders stadium and certain advance payments made on Mona Jr.'s behalf. Refer also to Note 13, Commitment and Contingencies, for more information. The Company recorded a payable to Mona Jr. of $0.5 million and $0.4 million as of December 31, 2021 and 2020, respectively, which is included in accrued expenses. The amounts are mostly related to termination benefits associated with his separation from the Company and

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

are payable via regular payroll through June 2021. The Company has not paid any termination benefits to Mona Jr. since filing the complaint.
In addition, on December 31, 2019, the Company's former Chief Operating Officer and co-founder, Michael Mona III ("Mona III"), resigned from the Company. The Company recorded stock-based compensation expense related to the accelerated vesting of Mona III's unvested outstanding options of $1.7 million during the year ended December 31, 2019 with no assumed forfeiture rate. The Company recorded a payable to Mona III $0.2 million as of December 31, 2020, which was included in accrued expenses. The amounts were mostly related to termination benefits associated with his separation from the Company and were payable via regular payroll through June 2021.

13.    COMMITMENTS AND CONTINGENCIES
On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims are premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the Company and Mr. Ruth previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Now that the Sallustro Case has been dismissed, the stay has been lifted. Plaintiff’s counsel recently informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer has standing to pursue this claim. However, the Court allowed Plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, the Company filed a motion to dismiss the Ruth Complaint and the Court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth Complaint on January 11, 2021, and discovery is ongoing. The Court issued a schedule whereby discovery ended on November 19, 2021. Management intends to vigorously defend the allegations.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith Complaint and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, we filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties commenced discovery in the action. Recently, the parties attended mediation and reached a preliminary settlement to resolve this matter for a total of $712,500. The Company anticipates that all settlement payments will be paid through insurance. On March 9, 2022, the Nevada District Court issued an order granting preliminary approval of the settlement and setting a hearing for final approval of the settlement for July 2022.
Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). The Company accepted service of the Berry Complaint and filed a motion to dismiss. On May 14, 2021, the District Court issued an order denying the motion to dismiss without prejudice but staying the action pending resolution of the Ina case. In addition to the Berry Complaint, five additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. This includes the most recent shareholder derivative action filed on April 13, 2021 by David Menna in the Superior Court of the State of California, County of San Diego. A case management conference is currently set for May 6, 2022. With respect to the other four shareholder derivative cases, all four actions are also currently stayed and/or likely to have their stays continued. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. Management intends to vigorously defend the allegations in each of these matters as the result of the issuance of a patent and the failure of the plaintiffs’ causes of action on various other grounds.
On December 3, 2019, Michelene Colette and Leticia Shaw filed a putative class action complaint in the Central District of California, alleging the labeling on the Company’s products violated the Food, Drug, and Cosmetic Act of 1938 (the “Colette Complaint”). On February 6, 2020, the Company filed a motion to dismiss the Colette Complaint. Instead of opposing our motion,

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

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
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.’s employment agreement, which terminated certain severance and other post-termination compensation and benefits, as well as to recover amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license ("PSL") for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. The case was moved to an arbitration before the American Arbitration Association pursuant to the arbitration agreement in Mona Jr.'s employment agreement. Mona Jr. is seeking to obtain the terminated severance and other post-termination compensation and benefits under his employment agreement and reimbursement of legal fees associated with this action. On February 15, 2022, the arbitrator issued an interim ruling awarding the Company amounts owed by Mona Jr. related to his purchase of the PSL and other advance payments made on Mona Jr. behalf for a total of $0.3 million. The arbitrator also awarded Mona Jr. termination severance and other post-termination compensation and benefits under his employment agreement for a total of $0.5 million. The interim award asked the parties to brief the extent which prejudgment interest should be awarded. On March 1, 2022, the Company filed a motion to correct the arbitration award, which asks the arbitrator to reduce the interim award to Mona Jr. by approximately $0.1 million. The arbitrator has not ruled on the Company’s motion to correct or on the issue of prejudgment interest. No final arbitration award has been issued.
On November 5, 2021, Mona Jr. filed a complaint against the Company in Nevada state court seeking to recover federal and state taxes from the Company associated with the RSU release in 2019 - refer also to Note 12. Related Parties, for further information. On December 22, 2021, the Company filed a motion to dismiss the complaint. The motion to dismiss is fully briefed and is pending before the court. Management intends to vigorously defend the allegations.
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

14.    LEASES
The Company has entered into operating leases primarily for real estate. These leases are for the Company's operations, production, warehouse, sales, marketing and back office functions. The Company recognized total lease costs of $0.3 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial. Cash paid for operating lease liabilities for the year ended December 31, 2021 was $0.4 million.
On July 12, 2021, the Company entered into a lease termination agreement (the "Agreement") for its main facility in San Diego. Under the Agreement, the Company will need to vacate its facility no later than July 31, 2022. The Company recorded the transaction as a lease modification and remeasured its lease liability of $3.8 million as of July 12, 2021 to its remaining lease obligations of $0.1 million, with a corresponding adjustment to its right-of-use asset of $2.8 million. As a result, the Company recorded an associated gain from the lease modification of $0.9 million, of which $0.2 million and $0.7 million is recognized as a component of cost of goods sold and selling, general and administrative expense, respectively, in the statement of operations for the year ended December 31, 2021.
On July 21, 2020, the Company entered into a lease termination agreement for one of its facilities in San Diego, which was effective August 31, 2020. The Company derecognized the related operating lease obligation of $5.1 million and operating lease asset of $4.7 million, and recorded an associated gain from the lease termination of $0.4 million, which was recorded as a component of selling, general and administrative expense in the statement of operations for the year ended December 31, 2020.

15.    SEGMENT INFORMATION

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

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
The following table presents information by reportable operating segment for the years ended December 31, 2021 and 2020 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Totals
Year ended December 31, 2021:
Product sales, net	$20,048	$—	$20,048

Gross profit	$8,616	$—	$8,616
Research and development	492	693	1,185
Selling, general and administrative	20,783	5,094	25,877
Operating loss	$(12,659)	$(5,787)	$(18,446)

Year ended December 31, 2020:
Product sales, net	$24,429	$—	$24,429

Gross profit	$11,009	$—	$11,009
Research and development	678	2,265	2,943
Selling, general and administrative	30,547	111	30,658
Operating loss	$(20,216)	$(2,376)	$(22,592)
The Company's specialty pharmaceutical segment includes intangible assets of $1.5 million and $3.7 million as of December 31, 2021 and 2020, respectively. In addition, the Company's goodwill of $2.8 million as of December 31, 2020 was included in the specialty pharmaceutical segment. The Company did not have any goodwill as of December 31, 2021. All other assets are included in the consumer products segment as of December 31, 2021 and 2020. The majority of the Company's sales are to U.S. based customers.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

16.    INCOME TAXES
The Company is subject to taxation in the U.S. and California state jurisdictions. The Company’s pretax loss for the years ended December 31, 2021 and 2020, were generated by domestic operations. The income tax benefit for the years ended December 31, 2021 and 2020 was comprised of the following (in thousands):

	For the years ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	7	(52)
Total current tax expense (benefit)	7	(52)
Deferred:
Federal	(94)	(1)
State	—	(264)
Total deferred tax benefit	(94)	(265)
Income tax benefit	$(87)	$(317)
A reconciliation of the expected income tax benefit at the federal statutory rate of 21% for the years ended December 31, 2021 and 2020, and the income tax benefit reported in the financial statements is as follows:

	For the years ended December 31,
	2021		2020
	Amount	% of pretax income (loss)	Amount	% of pretax income (loss)
Income tax benefit at federal statutory rate	$(3,285)	21.0%	$(4,746)	21.0%
State taxes, net of federal effect	(761)	4.9	(1,391)	6.2
Other permanent differences	(41)	—	115	(0.5)
Stock-based compensation	236	(1.5)	569	(2.5)
R&D tax credits	(30)	0.2	(242)	1.1
Other	1,075	(6.9)	769	(3.6)
Increase in valuation allowance	2,719	(17.4)	4,609	(20.4)
Income tax expense (benefit)	$(87)	0.3%	$(317)	1.3%

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$8,109	$5,876
Business credit carryforwards	948	918
Intangible assets	617	756
Stock-based compensation	6,364	6,470
Change to inventory	112	61
Operating lease liabilities	—	1,126
Accruals and reserves	2,470	2,275
	18,620	17,482
Deferred tax liabilities:
Operating lease assets	—	(830)
Property and equipment	(211)	(396)
CanX intangible assets	(384)	(1,013)
Other	3	(29)
	(592)	(2,268)
Valuation allowance	(18,090)	(15,371)
Net deferred tax liabilities	$(62)	$(157)
The valuation allowance increased by $2.7 million for the year ended December 31, 2021 and increased by $4.6 million for the year ended December 31, 2020.
Deferred tax assets and liabilities are provided for significant revenue and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible profits. As of December 31, 2021 and 2020, the Company established valuation allowances equal to the full amount of its deferred tax assets, net of certain tax liabilities, due to the uncertainties regarding the realization of the deferred tax assets in future years.
As of December 31, 2021, the Company has federal, California, and other state net operating loss (“NOL”) carryforwards of $31.1 million, $18.5 million, and $5.2 million, respectively, which are available to offset future taxable income. Federal NOL carryforwards arising after 2017 of $23.9 million do not expire. Federal NOL carryforwards arising before 2018 of $7.2 million expire from 2036 to 2037. California NOL carryforwards of $18.5 million expire from 2036 to 2041. Other state NOL carryforwards of $5.2 million have various expirations from 2038 to 2041.
As of December 31, 2021, the Company has federal and California R&D credit carryforwards of approximately $0.7 million and $0.4 million, respectively, which are available to offset future taxable income. Federal R&D credit carryforwards expire from 2034 to 2041. California R&D credit carryforwards do not expire.
The NOL carryforward may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50% over a three-year period. The Company completed a Section 382 and 383 analysis regarding the limitation of NOL and credit carryforwards from inception in December 2010 through November 4, 2019. The Company experienced multiple ownership changes for the purposes of Section 382 and 383 of the Code with the latest change in April 2017. The ownership changes did not result in the forfeiture of any NOLs or credits generated prior to this date. If a change in ownership occurs in the future, the NOL and tax credits carryforwards could be eliminated or restricted.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations.
The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months. The Company is subject to taxation in the U.S. and California state jurisdictions. Due to net operating losses all tax years since inception remain open to examination.
A reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2021 and 2020 is provided in the following table (in thousands):

	2021	2020
Balance as of January 1:	$166	$—
Increase in current year positions	6	47
Increase in prior year positions	—	119
Decrease in prior year positions	—	—
Balance as of December 31:	$172	$166

17.     SUBSEQUENT EVENTS
Subsequent to December 31, 2021, holders of the convertible notes converted amounts payable under such notes into 6,804,281 shares of common stock at a weighted average conversion price of $0.10 per share, resulting in reduction of the convertible note balance of $0.7 million and the recognition of additional interest expense of $0.6 million. On March 25, 2022, the Company issued an additional $1.06 million principal amount of convertible notes (the "Second Tranche"). As a result, the Company received gross proceeds of $1.06 million, before OID of 6% and other debt issuance costs. The Second Tranche matures on September 25, 2022.
On March 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to issue and sell 700 shares of the Company’s preferred stock which has supervoting rights of 170,000 votes per share of preferred stock on certain stockholder proposals and warrants to purchase an aggregate of 10,000,000 shares of common stock. The preferred stock has a stated value of $1,000 per share and is convertible into an 10,000,000 shares of common stock at a conversion price of $0.07 per share. The Company received aggregate gross proceeds of $0.7 million before deducting placement agent’s fees and other offering expenses.
The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to 70% of qualified wages up to $10,000 paid to employees during a quarter ended March 31, 2021, June 30, 2021 and September 30, 2021. The Company determined that it qualifies for the tax credit under the CARES Act, it filed its amended tax returns in March 2022 and expects to receive $2.0 million of tax credits under the relief provisions.