Form 10-Q
period 2022-03-31
CV Sciences, Inc.
filed 2022-05-16
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2022, the issuer had 134,342,188 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,439	$1,375
Accounts receivable, net	930	2,041
Inventory	8,237	8,624
Prepaid expenses and other	3,448	2,146
Total current assets	15,054	14,186

Property & equipment, net	1,101	1,717
Intangibles, net	1,485	1,485
Other assets	626	678
Total assets	$18,266	$18,066

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,705	$2,624
Accrued expenses	10,276	10,915
Convertible notes	1,036	612
Debt	178	310
Total current liabilities	14,195	14,461

Deferred tax liability	62	62
Total liabilities	14,257	14,523

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 and no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	280	—
Common stock, par value $0.0001; 190,000 shares authorized; 122,782 and 112,482 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	12	11
Additional paid-in capital	85,409	83,007
Accumulated deficit	(81,692)	(79,475)
Total stockholders' equity	4,009	3,543

Total liabilities and stockholders' equity	$18,266	$18,066
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Product sales, net	$4,447	$4,844
Cost of goods sold	3,291	2,486
Gross profit	1,156	2,358

Operating expenses:
Research and development	121	186
Selling, general and administrative	2,550	5,285
Total operating expenses	2,671	5,471

Operating loss	(1,515)	(3,113)

Interest expense	702	14
Net loss	$(2,217)	$(3,127)

Weighted average common shares outstanding, basic and diluted	116,834	104,508
Net loss per share, basic and diluted	$(0.02)	$(0.03)
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2021	—	$—	112,482	$11	$83,007	$(79,475)	$3,543
Issuance of preferred stock and common stock warrants, net of issuance costs	1	280	—	—	274	—	554
Issuance of common stock from note conversion	—	—	6,804	1	1,228	—	1,229
Common stock issued for services	—	—	3,496	—	384	—	384
Stock-based compensation	—	—	—	—	516	—	516
Net loss	—	—	—	—	—	(2,217)	(2,217)
Balance at March 31, 2022	1	$280	122,782	$12	$85,409	$(81,692)	$4,009

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2020	—	$—	100,664	$10	$75,123	$(63,921)	$11,212
Issuance of common stock under equity commitment	—	—	6,127	1	3,221	—	3,222
Stock-based compensation	—	—	—	—	657	—	657
Net loss	—	—	—	—	—	(3,127)	(3,127)
Balance at March 31, 2021	—	$—	106,791	$11	$79,001	$(67,048)	$11,964
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(2,217)	$(3,127)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	517	204
Stock-based compensation	516	657
Loss on disposal of fixed assets	99	—
Convertible note discount and interest expense	699	—
Employee retention credit benefit	(1,993)	—
Non-cash lease expense, net	—	145
Other	98	124
Change in operating assets and liabilities:
Accounts receivable, net	1,096	133
Inventory	387	(168)
Prepaid expenses and other	690	692
Accounts payable and accrued expenses	(271)	(349)
Net cash used in operating activities	(379)	(1,689)

INVESTING ACTIVITIES
Purchases of property and equipment	—	(35)
Net cash flows used in investing activities	—	(35)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	605	—
Proceeds from issuance of convertible notes, net of issuance costs	970	—
Proceeds from issuance of common stock	—	3,222
Repayment of unsecured debt	(132)	(357)
Net cash flows provided by financing activities	1,443	2,865

Net decrease in cash, cash equivalents and restricted cash	1,064	1,141
Cash, cash equivalents and restricted cash, beginning of period	1,375	4,525
Cash, cash equivalents and restricted cash, end of period	$2,439	$5,666

Supplemental cash flow disclosure:
Interest paid	$3	$5

Supplemental disclosures of non-cash transactions:
Convertible note conversion	$(675)	$—
Services paid with common stock	$384	$—
Issuance cost in accounts payable and accrued expenses	$(68)	$—
Purchase of property and equipment in accounts payable and accrued expenses	$—	$7
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    ORGANIZATION AND BUSINESS
Historical Information - CV Sciences, Inc. (the “Company”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. The Company subsequently changed its name to CannaVest Corp. (Texas) on January 29, 2013. On July 26, 2013, the Company merged with and into its wholly-owned Delaware subsidiary, CannaVest Corp (Delaware), to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.”
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
Basis of Presentation - The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of March 31, 2022 and December 31, 2021, approximate their fair value due to the short-term nature of these items. The Company's notes payable balance also approximates fair value as of March 31, 2022, and December 31, 2021, as the interest rate on the notes payable approximates the rates available to the Company as of such dates. The estimated fair value for the convertible note payable is not readily determinable. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2022 and December 31, 2021.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2022 and December 31, 2021.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2022 and December 31, 2021.

Cash, cash equivalents, and restricted cash - The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of the same amounts shown in the statement of cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$2,439	$5,165
Restricted cash	—	501
Total cash and restricted cash shown in the statements of cash flows	$2,439	$5,666

Revenues - The following presents revenue product sales by retail (B2B) and e-commerce (B2C) channels for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,559	57.5%	$2,975	61.4%
E-Commerce sales (B2C)	1,888	42.5%	1,869	38.6%
Product sales, net	$4,447	100.0%	$4,844	100.0%
Common Stock Warrants - The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consist of warrants to purchase common stock that were issued in connection with its convertible preferred stock. The Company evaluated these warrants to assess their proper classification, and determined that the common stock warrants meet the criteria for equity classification in the balance sheets.
Intangible Assets – The Company evaluates the carrying value of intangible assets annually during the fourth quarter in accordance with ASC Topic 350, Intangibles Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. All of the Company's intangible assets are assigned to the Company's specialty pharmaceutical segment.
Management makes critical assumptions and estimates in completing impairment assessments of other intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates.
The Company classifies intangible assets into two categories: (1) intangible assets with definite lives subject to amortization; and (2) intangible assets with indefinite lives not subject to amortization. The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years. In-process research & development ("IPR&D") has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. Until such time as the projects are either completed or abandoned, the Company tests those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on drug development activities, and overall financial performance. If impairment indicators are present as a result of the Company's qualitative assessment, the Company will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as current Company market capitalization and estimates of the fair value of the Company's reporting units. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists.
Liquidity Considerations – U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company generated negative cash flows from operations of $0.4 million and $7.5 million, respectively. In addition, the Company had an accumulated deficit of $81.7 million as of March 31, 2022. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit. In March 2022, the Company closed a second tranche of its convertible note offering and a convertible preferred stock financing, which resulted in gross proceeds to the Company before closing expenses of approximately $1.0 million and $0.7 million, respectively.
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. During the three months ended March 31, 2022, the Company claimed employee retention credits recognized as a reduction to general and administrative expenses of $2.0 million. The amount is included in prepaid expenses and other in the Company's condensed balance sheet as of March 31, 2022.
The Company's operating results and accumulated deficit, amongst other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.
Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the aforementioned guidance at the beginning of fiscal 2023. The Company is currently evaluating the potential impact of Topic 326 on the Company’s condensed financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Recent Adopted Pronouncements

In 2021, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share.
2.    BALANCE SHEET DETAILS
Inventory
Inventory as of March 31, 2022 and December 31, 2021 was comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$3,954	$4,023
Work in process	1,385	1,286
Finished goods	2,898	3,315
	$8,237	$8,624
The Company recorded inventory write-downs of $0.1 million for the three months ended March 31, 2022. Inventory write-offs for the three months ended March 31, 2021 were immaterial.
Intangibles, net
Intangible assets consisted of in-process research and development with an indefinite life of $1.5 million as of March 31, 2022 and December 31, 2021.
Accrued expenses
Accrued expenses as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll expenses (1)	$8,545	$9,023
Other accrued liabilities	1,731	1,892
	$10,276	$10,915
(1) This includes a $6.7 million tax liability associated with a related party transaction, as discussed in Note 11.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3.    CONVERTIBLE NOTES
Convertible notes as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$2,120	$1,060
Less: Original issuance discount (OID)	(120)	(60)
Less: Debt issuance costs	(275)	(229)
Net proceeds	1,725	771
Conversion of note into common shares	(905)	(230)
Accretion of OID and amortization of debt issuance costs	216	71
Carrying amount	$1,036	$612

On November 14, 2021, the Company entered into a securities purchase agreement (the “SPA”), with an institutional investor (the “Investor”) providing for the sale and issuance in series of registered direct offerings of senior convertible notes (the “Notes”) in the aggregate original principal amount of up to $5.3 million (the “Offering”). On November 17, 2021, at the initial closing of this Offering, the Company sold and issued $1.06 million in aggregate principal amount of Notes to the Investor pursuant to a prospectus supplement to its effective shelf registration statement Form S-3 (Registration No. 333-237772). The Notes have an original issue discount of 6%, resulting in net proceeds to the Company of $1.0 million before other debt issuance costs, and mature on May 17, 2022. The Notes shall not bear interest except upon the occurrence of an event of default. After the occurrence of an event of default, the Notes will accrue interest at the rate of 15% per annum; provided, however, that in the event that such event of default is subsequently cured (and no other default then exists (including, without limitation, for the Company's failure to timely pay such interest at the default rate)), interest shall cease to accrue as of the calendar day immediately following the date of such cure. The Notes are senior to other indebtedness of the Company.
The Notes have an initial fixed conversion price of $0.2611. The initial fixed conversion price is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions and full-ratchet adjustment in connection with a subsequent offering at a per share price less than the fixed conversion price then in effect. Upon each additional closing, the fixed conversion price of all outstanding Notes are subject to downward adjustment if greater than the lower of (i) 120% of the closing bid price of the Company's common stock on the trading day immediately preceding such additional closing date; and (ii) 120% of the arithmetic average of the volume weighted average prices of the Company's common stock on the five trading days preceding the additional closing.
The holder may convert any part of the Notes into shares of common stock at an “Alternate Conversion Price” equal to the lesser of (i) the fixed conversion price then in effect; (ii) the greater of the floor price of $0.01 and 90% of the arithmetic average of the three lowest daily volume weighted average prices of the Company's common stock during the ten trading days immediately prior to such conversion; and (iii) the greater of the floor price and 97% of the lowest sale price of the Company's common stock on the applicable conversion date.
In connection with a change of control of the Company, each holder may require the Company to redeem in cash any portion of the Notes at the greater of the face value, a 15% redemption premium to the equity value of our common stock underlying the Notes and the equity value of the change of control consideration payable to the holder of common stock underlying the Notes. The equity value of our common stock underlying the Notes is calculated using the greatest closing sale price of Company common stock during the period immediately preceding the consummation or the public announcement of the change of control and ending the date the holder gives notice of such redemption. The equity value of the change of control consideration payable to the holder of common stock underlying the Notes is calculated using the aggregate cash consideration per share of common stock to be paid to the holders of common stock upon the change of control.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
If the Company consummates a subsequent public or private offering of securities, each holder of Notes may require the Company to use up to 20% of the gross proceeds of such subsequent placement (less any reasonable placement agent, underwriter and/or legal fees and expenses) to redeem in cash all, or any portion, of the Notes, at a 5% redemption premium.

The Company may redeem, at any time, any portion of the outstanding Notes in cash with a 15% redemption premium to the greater of the face value of the Notes or the equity value of its common stock.
On March 25, 2022, the Company sold and issued an additional $1.06 million principal amount of the Notes under this Offering (the "Second Tranche"), which Notes were offered pursuant to a prospectus supplement to the Company's effective shelf registration statement Form S-3 (Registration No. 333-237772). The Notes issued in the Second Tranche also have an OID of 6%, resulting in net proceeds of the Company of $1.0 million, before other debt issuance costs. The Notes issued in the Second Tranche mature on September 25, 2022.
During the three months ended March 31, 2022, holders of certain Notes converted amounts payable under such Notes into an aggregate of 6,804,281 shares of Company common stock at a weighted average conversion price of $0.10 per share, resulting in a reduction of the Note balance of $0.7 million and the recognition of additional interest expense of $0.6 million. Subsequent to March 31, 2022, holders of certain of the Notes converted amounts payable under such Notes into an additional 1,559,428 shares of Company common stock at a weighted average conversion price of $0.08 per share, resulting in a further reduction of the Note balance of $0.1 million, and the recognition of additional interest expense was immaterial.
Subsequent to March 31, 2022, the volume weighted average price ("VWAP") of the Company's common stock was below $0.10 for more than 5 days, which constitutes a price default in accordance with the SPA. As a result, from the date of such default and for so long as such default remains uncured, the Notes will accrue interest at a rate of 15% per annum, and the holder now has the right to require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a price not less than the face value of the Notes and a 10% redemption premium, as determined in accordance with the terms of the Notes. The Company is in communications with the holder of the Notes regarding the default, and anticipates to come to a mutually agreeable resolution related thereto, although no assurances can be given.
4.    DEBT
In October 2021, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is $0.4 million and incurs interest at a rate of 4.17%. The Company will be required to make monthly payments of $45,000 from November 2021 through July 2022. The outstanding balance as of March 31, 2022 was $0.2 million.
In October 2020, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $0.7 million and incurred interest at a rate of 3.60%. The Company was required to make monthly payments of $63,000 from November 2020 through July 2021. There was no outstanding balance as of March 31, 2022.

5.    STOCKHOLDERS EQUITY
Common Stock
On December 8, 2020, the Company entered into a Common Stock Purchase Agreement (the "SPA") with Tumim Stone Capital, LLC ("Tumim") to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provides, among other things, that the Company may direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company's shares. During the three months ended December 31, 2021, the Company sold 6,127,270 shares of common stock pursuant to the SPA, and recognized proceeds of $3.2 million. The Company and Tumim mutually agreed to terminate the SPA, effective November 15, 2021.
During the three months ended March 31, 2022, the Company issued 3,496,000 shares of common stock to a vendor for $0.4 million of services.
Preferred Stock

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
On March 30, 2022, the Company closed a registered direct offering with an institutional investor for the issuance and sale of an aggregate of 700 shares of the Company's Series A Preferred Stock ("Preferred Stock") and warrants to purchase up to an aggregate of 10,000,000 shares of common stock, par value $0.0001 per share, for gross proceeds of $0.7 million, or net cash proceeds of $0.6 million after deducting $0.1 million related to placement agent’s fees and other offering expenses. Shares of the Preferred Stock have a stated value of $1,000 per share and are convertible into an aggregate of 10,000,000 shares of common stock at a conversion price of $0.07 per share at any time. The warrants have an exercise price of $0.10 per share. In addition, the Company issued designees of the placement agent warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.0875 per share, and their fair value of $0.1 million was recorded as an additional offering cost. In April 2022, the investor converted the 700 outstanding shares of Preferred Stock into 10,000,000 shares of common stock.
The Preferred Stock does not have any mandatory redemption provisions, contingently redeemable redemption provisions, preferential dividend rights, or liquidation preferences. The Preferred Stock have no voting rights, other than the right to vote as a class on certain matters, except that each share of Preferred Stock will have the right to cast 170,000 votes per share of Preferred Stock, voting together as a single class with holders of Company common stock, on the proposals to (i) amend the Company’s Certificate of Incorporation to increase the number of shares of capital stock authorized for issuance thereunder from 200,000,000 to 800,000,000 and the authorized number of shares of common stock from 190,000,000 to 790,000,000 shares (the “Increase in Authorized”), and (ii) authorize the Company’s board of directors, at any time or times before May 30, 2025, to amend the Company’s Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding shares of common stock in a range of not less than 1-for-10 and not greater than 1-for-400, which will be presented to the Company’s shareholders for approval at the Company’s 2022 annual meeting of shareholders.
The Company evaluated the classification of the Preferred Stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. The warrants issued to the investors in the offering were considered freestanding equity classified instruments. The Company first allocated gross proceeds from the registered direct offering between the Preferred Stock and the warrants issued to investors using a relative fair value approach, resulting in an initial allocation to both instruments of $0.4 million and $0.3 million, respectively. The issuance costs, inclusive of the fair value of the warrants issued to placement agent designees, were allocated between the Preferred Stock and the warrants issued to investors in a systematic and rational manner resulting in an allocation to both instruments of $0.1 million and $0.1 million, for a net allocation of $0.3 million and $0.2 million, respectively. On the issuance date, the Company estimated the fair value of the warrants issued to investors and to placement agent designees using a Black-Scholes pricing model using the following assumptions: (i) contractual term of 3 years, (ii) expected volatility rate of 104.0%, (iii) risk-free interest rate of 2.5%, (iv) expected dividend rate of 0%, and (v) closing price of the Company’s common stock as of the day immediately preceding the registered direct offering. The fair value of Preferred Stock was estimated based upon equivalent common shares that Preferred Stock could have been converted into at the closing price of the day immediately preceding the purchase date.
The embedded conversion feature was evaluated and bifurcation from the Preferred Stock equity host was not considered necessary.
Warrants
The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	March 31, 2022	December 31, 2021
March 30, 2022	Equity	$0.1000	(*)	10,000,000	—
March 30, 2022	Equity	$0.0875	(*)	750,000	—
				10,750,000	—
(*) The warrants will expire three years following the shareholder approval date of the Increase in Authorized, but in no event later than March 31, 2027.

6.    STOCK-BASED COMPENSATION

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
As of December 31, 2021, there were 38,976,000 shares of Company common stock authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2022, the Company's Board of Directors elected not to add any shares to the 2013 Plan. In March 2022, the Company cancelled 9,000,000 outstanding stock options, of which 7,000,000 were previously granted under the 2013 Plan. On March 30, 2022, the Company's Board of Directors approved, and the Company adopted, an amendment to the 2013 Plan to reduce the number of shares available for issuance under the 2013 Plan by 8,000,000 shares. As of March 31, 2022, the Company had 4,347,000 authorized unissued shares reserved and available for issuance under the 2013 Plan.
As of March 31, 2022, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $1.0 million, which is expected to be recognized over a weighted-average period of 0.89 years.
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	30,163	$0.49	5.5	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(7,872)	0.47	—	—
Outstanding - March 31, 2022	22,291	0.49	4.6	8

Exercisable - March 31, 2022	19,120	0.50	3.9	8
Vested or expected to vest - March 31, 2022	22,291	$0.49	4.6	$8
The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. The above table includes 4,250,000 vested performance-based options as of March 31, 2022, which were issued outside of the 2013 Plan. As of March 31, 2022, there were 6,750,000 remaining unvested stock options granted to Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan which are not included in the above table. These stock options vest upon the completion of future performance conditions (refer to Note 11).

There were no stock options exercised during the three months ended March 31, 2022 and 2021.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended March 31,
	2022	2021
Volatility	*	134.1%
Risk-Free Interest Rate	*	1.0%
Expected Term (in years)	*	5.61
Dividend Rate	*	—%
Fair Value Per Share on Grant Date	*	$0.53
* there were no grants during the three months ended March 31, 2022.
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility is based on the historical volatility of the

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended March 31,
	2022	2021
Stock options	18,041	20,225
Performance stock options	11,000	13,000
Warrants	10,750	—
Convertible notes	7,623	—
Convertible preferred shares	10,000	—
Total	57,414	33,225

8.    COMMITMENTS AND CONTINGENCIES
On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims are premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the parties previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Now that the Sallustro Case has been dismissed, the stay has been lifted. Plaintiff’s counsel recently informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer has standing to pursue this claim. However, the Court allowed Plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, defendants filed a motion to dismiss the Ruth Complaint and the Court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. Defendants filed an answer to the Ruth Complaint on January 11, 2021, and discovery is ongoing. The Court issued a schedule whereby discovery ended on November 19, 2021. Management intends to vigorously defend the allegations.
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith Complaint and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, defendants filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties commenced discovery in the action. Recently, the parties attended mediation and reached a preliminary settlement to resolve

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
this matter for a total of $712,500. The Company anticipates that all settlement payments will be paid through insurance. On March 9, 2022, the Nevada District Court issued an order granting preliminary approval of the settlement and setting a hearing for final approval of the settlement, which is scheduled for July 22, 2022.
Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). Defendants filed a motion to dismiss. On May 14, 2021, the District Court issued an order denying the motion to dismiss without prejudice but staying the action pending resolution of the Ina case. In addition to the Berry Complaint, five additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. This includes the most recent shareholder derivative action filed on April 13, 2021 by David Menna in the Superior Court of the State of California, County of San Diego. A case management conference was held on May 6, 2022. With respect to the other four shareholder derivative cases, three of the four actions are also currently stayed and/or likely to have their stays continued. In one action initiated by shareholder John Radcliffe, defendants moved to dismiss the case on April 18, 2022. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. Management intends to vigorously defend the allegations in each of these matters as the result of the issuance of a patent and the failure of the plaintiffs’ causes of action on various other grounds.
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
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.’s employment agreement, which terminated certain severance and other post-termination compensation and benefits, as well as to recover amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license ("PSL") for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. The case was moved to an arbitration before the American Arbitration Association pursuant to the arbitration agreement in Mona Jr.'s employment agreement. Mona Jr. is seeking to obtain the terminated severance and other post-termination compensation and benefits under his employment agreement and reimbursement of legal fees associated with this action. On April 27, 2022, the arbitrator issued a final ruling awarding the Company amounts owed by Mona Jr. related to his purchase of the PSL and other advance payments made on Mona Jr.'s behalf for a total of $0.3 million, including prejudgment interest. The arbitrator also awarded Mona Jr. termination severance and other post-termination compensation and benefits under his employment agreement for a total of $0.6 million, including prejudgment interest. The net amount due to Mona Jr. of $0.3 million is included in accrued expenses as of March 31, 2022.
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

9.    SEGMENT INFORMATION

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The Company operates in two distinct business segments: (i) a consumer products segment in developing, manufacturing, marketing and selling plant-based dietary supplements and hemp-based CBD products to a range of market sectors; and (ii) a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing CBD. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s senior management in deciding how to allocate resources and in assessing performance. The Company evaluates its consumer products segment based on net product sales, gross profit and operating income or loss. The Company currently evaluates its specialty pharmaceutical segment based on the progress of its clinical development programs.
The following table presents information by reportable operating segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended March 31, 2022:
Product sales, net	$4,447	$—	$4,447

Gross profit	$1,156	$—	$1,156
Research and development expense	117	4	121
Selling, general and administrative expense	2,519	31	2,550
Operating loss	$(1,480)	$(35)	$(1,515)

Three months ended March 31, 2021:
Product sales, net	$4,844	$—	$4,844

Gross profit	$2,358	$—	$2,358
Research and development expense	128	58	186
Selling, general and administrative expense	5,270	15	5,285
Operating loss	$(3,040)	$(73)	$(3,113)

The Company's specialty and pharmaceutical segment includes intangible assets of $1.5 million as of March 31, 2022 and December 31, 2021. All other assets are included in the consumer products segment as of March 31, 2022 and December 31, 2021. The majority of the Company's sales are to U.S. based customers.

10.    INCOME TAXES
For the three months ended March 31, 2022 and 2021, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
11.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of March 31, 2022, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of March 31, 2022. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
Under Mona Jr.'s Employment Agreement, the 2,950,000 RSU's that were issued to Mona Jr. became vested as a result of the Company's agreement that his resignation from the Company was for Good Reason. The vesting of the RSU's resulted in taxable compensation to Mona Jr. and thus was subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses during the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed balance sheet as of December 31, 2020 in an amount of $6.2 million which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. If the tax amount is not paid by Mona Jr., the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of March 31, 2022.
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.'s Employment Agreement, which terminated certain severance and other post-termination compensation and benefits, and to recover amounts owed to the Company by Mona Jr. in connection with his purchase of personal seat licenses for the Raiders stadium and certain advance payments made on Mona Jr.'s behalf. The Company recorded a payable to Mona Jr. of $0.3 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively, which is included in accrued expenses. The amounts are mostly related to termination benefits associated with his separation from the Company and were payable via regular payroll through June 2021. The Company has not paid any termination benefits to Mona Jr. since filing the complaint. The Company also recorded a receivable from Mona Jr. of $0.3 million as of December 31, 2021, which was included in prepaid expenses and other. The amount was offset against the payable to Mona Jr. as of March 31, 2022 based on the final arbitration ruling.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
12.    SUBSEQUENT EVENT
In April 2022, the Company entered into a new lease agreement for its main operation. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is 37 months with a total lease obligation of approximately $0.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us”, we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three months ended March 31, 2022 and 2021, respectively, should be read in conjunction with our condensed financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.
OVERVIEW
We operate two distinct business segments. Our consumer products segment is focused on developing, manufacturing, marketing and selling plant-based dietary supplements and hemp-based CBD products to a range of market sectors. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing CBD. Shares of our common stock are traded on the OTC:QB, and our trading symbol is CVSI.
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
We continue to work with A.G.P./Alliance Global Partners to assist the Company with the strategic review, which includes consideration of inbound and outbound merger, sale, acquisition or other options for the Company as a whole or for any business segment.
Results of Operations
Revenues and gross profit

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands)
Product sales, net	$4,447	$4,844	$(397)	(8)%
Cost of goods sold	3,291	2,486	805	32%
Gross profit	$1,156	$2,358	$(1,202)	(51)%
Gross margin	26.0%	48.7%

First Quarter 2022 vs. 2021

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,559	57.5%	$2,975	61.4%
E-commerce sales (B2C)	1,888	42.5%	1,869	38.6%
Product sales, net	$4,447	100.0%	$4,844	100.0%
We had net product sales of $4.4 million and gross profit of $1.2 million, representing a gross margin of 26.0% in the first quarter of 2022 compared with net product sales of $4.8 million and gross profit of $2.4 million, representing a gross margin of 48.7% in the first quarter of 2021. Our net product sales decreased by $0.4 million or 8% in the first quarter of 2022 when compared to first quarter 2021 results. The decline is primarily due to lower sales in our retail channel, mostly to independent natural product retailers and food, drug and mass ("FDM") accounts. The total number of units sold during the first quarter 2022 increased by 3% compared to the first quarter 2021. The volume increase was offset by higher discounts and changes in our sales mix in the first quarter of 2022. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the first quarter of 2022 increased as a percentage of revenue compared to the first quarter of 2021, mostly due to increased product cost with our contract manufacturers and shipping costs. The gross margin decline in the first quarter 2022 compared with 2021 is primarily due to changes in our sales mix, additional discounts and the impact of increased product cost.
Research and development expense

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands)
Research and development expense	$121	$186	$(65)	(35)%
Percentage of product sales, net	2.7%	3.8%
First quarter 2022 vs. 2021
Research and development (“R&D”) expense decreased to $0.1 million in the first quarter of 2022 compared to $0.2 million in the first quarter of 2021. The decrease is mostly related to lower R&D spend in our specialty pharmaceutical segment.

Selling, general and administrative expense

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(in thousands)
Sales expense	$990	$1,257	$(267)	(21)%
Marketing expense	1,343	1,620	(277)	(17)%
General & administrative expense	217	2,408	(2,191)	(91)%
Selling, general and administrative	$2,550	$5,285	$(2,735)	(52)%
Percentage of product sales, net	57.3%	109.1%

First quarter 2022 vs. 2021
Selling, general and administrative (“SG&A”) expenses decreased to $2.6 million in the first quarter of 2022 compared to $5.3 million in the first quarter of 2021, which was a result of the following:

•Sales expense decreased due to lower payroll and outside services fees.
•Marketing expense decreased due to lower payroll and stock-based compensation expense.
•General and administrative ("G&A") expenses decreased as a result of the recognition of the employee retention credit of $2.0 million. G&A expenses also decreased due to lower outside services, legal fees and insurance cost, partially offset by increased depreciation expense.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net loss plus depreciation and interest expense), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it also highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
We use Adjusted EBITDA in communicating certain aspects of our results and performance, including in this Quarterly Report on Form 10-Q, and believe that Adjusted EBITDA, when viewed in conjunction with our GAAP results and the accompanying reconciliation, can provide investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of Adjusted EBITDA is useful to investors in making period-to-period comparison of results because the adjustments to GAAP are not reflective of our core business performance.
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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2022 and 2021 is detailed below:

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(2,182)	$(35)	$(2,217)	$(3,054)	$(73)	$(3,127)
Depreciation expense	517	—	517	204	—	204
Interest expense	702	—	702	14	—	14
EBITDA	(963)	(35)	(998)	(2,836)	(73)	(2,909)
Stock-based compensation (1)	516	—	516	656	1	657
Employee retention credit benefit (2)	(1,993)	—	(1,993)	—	—	—
Adjusted EBITDA	$(2,440)	$(35)	$(2,475)	$(2,180)	$(72)	$(2,252)
_________________
(1)Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 6, Stock-Based Compensation, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)Represents benefit related to employee retention credit. For more information, please see Note 1, Organization and Business, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
During the three months ended March 31, 2022 and the year ended December 31, 2021, our primary sources of capital came from (i) cash flows from our operations, predominantly from the sale of our CBD products, (ii) existing cash, (iii) government loans, and (iv) proceeds from third-party financings, including the sale of shares of our common stock and preferred stock, as well as convertible promissory notes, to certain investors. As of March 31, 2022, we had approximately $2.4 million of cash and working capital of approximately $0.9 million. During the three months ended March 31, 2022 and year ended December 31, 2021, we used cash in operating activities of approximately $0.4 million and $7.5 million, respectively.
We believe that a combination of factors, mainly consisting of the highly competitive environment and the continued effects of the COVID-19 pandemic, have adversely impacted our business operations for the three months ended March 31, 2022 and the year ended December 31, 2021. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.
Furthermore, COVID-19 still continues to have an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delaying certain expenses related to our drug development activities. To the extent that we feel it is necessary and in the best interest of the Company and our shareholders, we may also take further actions that alter our operations in order to ensure the success of our business.
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
In October 2020, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.7 million and incurred interest at a rate of 3.60%. We were required to make monthly payments of $0.1 million from November 2020 through July 2021. There was no outstanding balance as of March 31, 2022.
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
In November 2021, we entered into a Securities Purchase Agreement (the "November 2021 SPA"), in addition to certain other agreements, with an institutional investor providing for the sale and issuance in series of registered direct offerings of convertible promissory notes (each a "Note", and collectively, the "Notes") in the aggregate original principal amount of up to $5.3 million. At the initial closing of the offering, we sold and issued Notes in the aggregate original principal amount of $1.06 million, which Notes mature on May 17, 2022. The Notes had an original issue discount ("OID") of 6%, resulting in gross proceeds to the Company of $1.0 million at the initial closing.
On March 25, 2022, we sold and issued additional Notes in the aggregate principal amount of $1.06 million (the "Second Tranche"), which Notes were offered pursuant to a prospectus supplement to the Company's shelf registration statement Form S-3 (Registration No. 333-237772). The Notes issued in the Second Tranche also have an OID of 6%, resulting in gross proceeds of the Company of $1.0 million. The Notes issued in the Second Tranche mature on September 25, 2022.
The Notes bear no interest except upon the occurrence of an event of default. After the occurrence of an event of default, the Notes will accrue interest at the rate of 15% per annum; provided, however, that in the event that such event of default is subsequently cured (and no other event of default then exists (including, without limitation, for the Company's failure to timely pay such interest at the default rate)), interest shall cease to accrue as of the day immediately following the date of such cure.
Holders of certain of the Notes converted amounts payable under such Notes into an aggregate of 8,598,572 shares of the Company's common stock at a weighted average conversion price of $0.11 per share, resulting in a reduction of the convertible note balance of $0.9 million through March 31, 2022. Subsequent to March 31, 2022, holders of the convertible notes converted amounts payable under such Notes into 1,559,428 shares of the Company's common stock at a weighted average conversion price of $0.08 per share, resulting in a reduction of the convertible note balance of $0.1 million.
Subsequent to March 31, 2022, the volume weighted average price ("VWAP") of the Company's common stock was below $0.10 for more than 5 days, which constitutes a price default in accordance with the November 2021 SPA. As a result, from the date of such default and for so long as such default remains uncured, the Notes will accrue interest at a rate of 15% per annum, and the holder now has the right to require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a price not less than the face value of the Notes and a 10% redemption premium, as determined in accordance with the terms of the Notes. The Company is in communications with the holder of the Notes regarding (i) extending the maturity date of those Notes sold and issued in November 2021, and (ii) the price default, and anticipates to come to a mutually agreeable resolution related thereto, although no assurances can be given.
On March 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which we agreed to issue and sell 700 shares of our preferred stock, which has limited voting rights, including "supervoting" rights of 170,000 votes per share of preferred stock on certain stockholder proposals, and warrants to purchase an aggregate of 10,000,000 shares of Company common stock. Shares of the preferred stock have a stated value of $1,000 per share and are convertible at any time into an aggregate of 10,000,000 shares of common stock at a conversion price of $0.07 per share. We received aggregate gross proceeds of $0.7 million before deducting placement agent’s fees and other offering expenses in connection with this offering.
During the first quarter of 2019, we issued 2,950,000 Restricted Stock Units ("RSU's") to our founder, former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."). The vesting of the RSU's is treated as a taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in our payroll tax filing at the time of vesting. During the year ended December 31, 2020, we reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr's W-2 for 2019. Although the primary tax liability is the responsibility of Mona Jr., we are secondarily liable and thus have recorded the liability on our balance sheet as of December 31, 2021. The liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr.. As of March 31, 2022, Mona Jr. has not provided us with proof that he filed and paid his taxes for 2019. Refer to Note 11. Related Parties and Note 8. Commitments and Contingencies to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. Our financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2022 and year ended December 31, 2021, the Company generated negative cash flows from operations of $0.4 million and $7.5 million, respectively, and had an accumulated deficit of $81.7 million as of March 31, 2022. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.
The Company's financial operating results and accumulated deficit, amongst other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.
A summary of our changes in cash flows for the three months ended March 31, 2022 and 2021 is provided below:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(379)	$(1,689)
Investing activities	—	(35)
Financing activities	1,443	2,865
Net decrease in cash and restricted cash	1,064	1,141
Cash, cash equivalents and restricted cash, beginning of period	1,375	4,525
Cash, cash equivalents and restricted cash, end of period	$2,439	$5,666

Operating Activities
Net cash used in operating activities includes net loss adjusted for non-cash expenses such as depreciation, bad debt expense, stock-based compensation, employee retention credit benefit and interest expense related to our convertible notes. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.
Cash used in operating activities was $0.4 million in the three months ended March 31, 2022 compared to $1.7 million in the three months ended March 31, 2021. This improvement in our cash usage in operating activities by $1.3 million was due to an increase in our changes in working capital of $1.6 million, partially offset by our increased net loss, adjusted for non-cash items of $0.3 million. Our changes in working capital improved from $0.3 million in the first quarter of 2021 to $1.9 million in the first quarter of 2022, primarily due to improved cash collections from accounts receivable and inventory usage. Our net loss, adjusted for non-cash items, in the first quarter of 2022 increased by $0.3 million when compared to the first quarter of 2021. Our net loss declined by $0.9 million from $3.1 million in the first quarter of 2021 to $2.2 million in the first quarter of 2022. Non-cash adjustments declined by $1.2 million, as the benefit related to the employee retention credit offset recurring non-cash expenses during the first quarter of 2022. Recurring non-cash adjustments consists of depreciation, interest expense and stock-based compensation.

Investing Activities
Net cash used in investing activities were not material in the three months ended March 31, 2022 and 2021.
Financing Activities
Net cash provided financing activities was $1.4 million for the three months ended March 31, 2022 compared to $2.9 million for the three months ended March 31, 2021. Our financing activities for the three months ended March 31, 2022 consisted of proceeds from issuance of preferred stock of $0.6 million and convertible notes of $1.0 million, partially offset by repayments of our insurance financing of $0.1 million. Our financing activities for the three months ended March 31, 2021 consisted of proceeds from issuance of common stock under our equity commitment of $3.2 million, partially offset by repayments of the insurance financing of $0.4 million.
Inflation
Our product cost have been impacted by inflation during the three months ended March 31, 2022. Recent trends towards rising inflation may continue to adversely impact our business and corresponding financial position and cash flow.
Known Trends or Uncertainties
There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, the recent trends towards rising inflation may also materially adversely our business and corresponding financial position and cash flows. Rising interest rates also present a recent challenge impacting the U.S. economy, and although this has not had a material impact on the Company to date, it could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future.
Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations. If current levels of market disruption and volatility continue, the Company might experience reductions in business activity, increased funding costs and funding pressures, as applicable, a decrease in the market price of shares of our common stock, a decrease in asset values, additional write-downs and impairment charges and lower profitability.
We have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.
As discussed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 4, 2022, the world has been affected due to the COVID-19 pandemic, and thus, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.
Critical Accounting Estimates
We have disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K, filed with the SEC April 4, 2022, those accounting policies and estimates that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies and estimates that we consider to be significant since the filing of our 2021 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed financial statements conform in all material respects to GAAP.
Recent Accounting Pronouncements
See Note 1 in the accompanying notes to unaudited condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31. 2022, we issued an aggregate of 3,496,404 shares of restricted common stock of the Company to our legal counsel as consideration for legal services provided. The shares were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933 and/or Section 506 of Regulation D promulgated thereunder.
Except as set forth above, the Company did not sell any other unregistered equity securities during the period covered by this report that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. DEFAULTS UPON SENIOR SECURITIES
As discussed in further detail in Item 5 of this Report, below, the Company is currently in default on those Notes issued pursuant to the November 2021 SPA due to the VWAP of the Company's common stock falling below $0.10 for more than 5 trading days within a 20 day trading period. As of the date of this Report, the Notes issued in November 2021 have an outstanding principal balance of $130,000 and the Notes issued in March 2022 have an outstanding principal balance of $935,000.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
As discussed elsewhere in this Report, in November 2021, we entered into the November 2021 SPA, in addition to certain other agreements, with an institutional investor providing for the sale and issuance in series of registered direct offerings of Notes. On November 27, 2021, we sold and issued Notes in the aggregate principal amount of $1.06 million, and on March 25, 2022, we sold and issued additional Notes in the aggregate principal amount of $1.06 million, all pursuant to the November 2021 SPA. The Notes provide that various occurrences will constitute an event of default under the Notes, including, without limitation, in the event that the VWAP of the Company’s common stock fails to exceed $0.10 for a period of at least five trading days during the twenty day trading period prior to the relevant determination date of the default (a “Price Default”).
On April 18, 2022, the VWAP of the Company’s common stock failed to exceed $0.10 for the relevant period, resulting in a Price Default under the Notes. As a result of the Price Default, the Notes will accrue interest at a rate of 15% per annum commencing as of the date of the Price Default and ending at such time that the Price Default has been cured, and the holder now has the right to require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a price not less than the face value of the Notes and a 10% redemption premium, as determined in accordance with the terms of the Notes.
As of the date of this Report, the Notes issued in November 2021 have an outstanding principal balance of $130,000 and the Notes issued in March 2022 have an outstanding principal balance of $935,000. The holder of the Notes has not elected to require the Company to redeem any portion of the Notes as of the date of this Report.
The Company is in communications with the holder of the Notes regarding the Price Default, and anticipates to come to a mutually agreeable resolution related thereto, although no assurances can be given.
Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.	8-K	000-54677	2.1	January 4, 2016
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Base Indenture between CV Sciences, Inc. and Wilmington Savings Fund	8-K	000-54677	4.1	November 15, 2021
4.3	Form of Supplemental Indenture	8-K	000-54677	4.2	November 15, 2021
4.4	Form of Senior Convertible Note	8-K	000-54677	4.3	November 15, 2021
4.5	Form of Second Supplemental Indenture	8-K	000-54677	4.2	March 28, 2022
4.6	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.7	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1 †	Amendment to amended and restated Equity Incentive Plan, as amended, dated March 30, 2022	10-K	000-54677	10.40	April 4, 2022
10.2	Form of Securities Purchase Agreement dated March 30, 2022	8-K	000-54677	10.1	April 1, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS**	Inline XBRL Instance Document					X

101 SCH**	Inline XBRL Taxonomy Extension Schema Document	X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	X
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
Dated May 16, 2022

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated May 16, 2022