Form 10-Q
period 2022-06-30
CV Sciences, Inc.
filed 2022-08-15
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ________
Commission File Number: 000-54677
CV Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0944970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9530 Padgett Street, Suite 107
San Diego, CA 92126
(Address of principal executive offices)
(866) 290-2157
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2022, the issuer had 147,793,880 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,114	$1,375
Accounts receivable, net	951	2,041
Inventory	7,357	8,624
Prepaid expenses and other	3,217	2,146
Total current assets	12,639	14,186

Property & equipment, net	698	1,717
Right of use assets	326	—
Intangibles	1,485	1,485
Other assets	610	678
Total assets	$15,758	$18,066

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,473	$2,624
Accrued expenses	9,931	10,915
Operating lease liability - current	111	—
Convertible notes	952	612
Debt	89	310
Total current liabilities	13,556	14,461

Operating lease liability	249	—
Deferred tax liability	62	62
Total liabilities	13,867	14,523

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $0.0001; 790,000 and 190,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 139,955 and 112,482 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	14	11
Additional paid-in capital	86,222	83,007
Accumulated deficit	(84,345)	(79,475)
Total stockholders' equity	1,891	3,543

Total liabilities and stockholders' equity	$15,758	$18,066
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Product sales, net	$4,138	$5,128	$8,585	$9,972
Cost of goods sold	2,868	2,838	6,159	5,324
Gross profit	1,270	2,290	2,426	4,648

Operating expenses:
Research and development	102	225	223	411
Selling, general and administrative	3,483	5,575	6,033	10,860
Total operating expenses	3,585	5,800	6,256	11,271

Operating loss	(2,315)	(3,510)	(3,830)	(6,623)

Interest expense	336	9	1,038	23
Loss before income taxes	(2,651)	(3,519)	(4,868)	(6,646)
Income tax expense	2	11	2	11
Net loss	(2,653)	(3,530)	(4,870)	(6,657)
Deemed dividend for beneficial conversion of Series A convertible preferred stock	920	—	920	—
Net loss attributable to common stockholders	$(3,573)	$(3,530)	$(5,790)	$(6,657)

Weighted average common shares outstanding, basic and diluted	135,414	107,623	127,104	106,074
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2021	—	$—	112,482	$11	$83,007	$(79,475)	$3,543
Issuance of preferred stock and common stock warrants, net of issuance costs	1	280	—	—	274	—	554
Issuance of common stock from note conversion	—	—	6,804	1	1,228	—	1,229
Common stock issued for services	—	—	3,496	—	384	—	384
Stock-based compensation	—	—	—	—	516	—	516
Net loss	—	—	—	—	—	(2,217)	(2,217)
Balance at March 31, 2022	1	280	122,782	12	85,409	(81,692)	4,009
Conversion of preferred stock	(1)	(280)	10,000	1	279	—	—
Beneficial conversion charge for preferred stock conversion	—	(920)	—	—	920	—	—
Deemed dividend	—	920	—	—	(920)	—	—
Issuance of common stock from note conversion	—	—	7,173	1	388	—	389
Stock-based compensation	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(2,653)	(2,653)
Balance at June 30, 2022	—	$—	139,955	$14	$86,222	$(84,345)	$1,891

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2020	—	$—	100,664	$10	$75,123	$(63,921)	$11,212
Issuance of common stock under equity commitment	—	—	6,127	1	3,221	—	3,222
Stock-based compensation	—	—	—	—	657	—	657
Net loss	—	—	—	—	—	(3,127)	(3,127)
Balance at March 31, 2021	—	—	106,791	11	79,001	(67,048)	11,964
Issuance of common stock from net exercise of stock options	—	—	2	—	—	—	—
Issuance of common stock under equity commitment	—	—	1,669	—	631	—	631
Stock-based compensation	—	—	—	—	912	—	912
Net loss	—	—	—	—	—	(3,530)	(3,530)
Balance at June 30, 2021	—	$—	108,462	$11	$80,544	$(70,578)	$9,977
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(4,870)	$(6,657)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	860	402
Stock-based compensation	662	1,569
Loss on disposal of fixed assets	159	—
Convertible note discount and interest expense	1,034	—
Employee retention credit benefit	(1,993)	—
Non-cash lease expense, net	19	268
Other	205	211
Change in operating assets and liabilities:
Accounts receivable, net	1,019	(85)
Inventory	1,267	(336)
Prepaid expenses and other	885	822
Accounts payable and accrued expenses	(795)	(947)
Net cash used in operating activities	(1,548)	(4,753)

INVESTING ACTIVITIES
Purchases of property and equipment	—	(35)
Net cash flows used in investing activities	—	(35)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	554	—
Proceeds from issuance of convertible notes, net of issuance costs	954	—
Proceeds from issuance of common stock	—	3,853
Repayment of unsecured debt	(221)	(629)
Net cash flows provided by financing activities	1,287	3,224

Net decrease in cash, cash equivalents and restricted cash	(261)	(1,564)
Cash, cash equivalents and restricted cash, beginning of period	1,375	4,525
Cash, cash equivalents and restricted cash, end of period	$1,114	$2,961

Supplemental cash flow disclosure:
Interest paid	$4	$7

Supplemental disclosures of non-cash transactions:
Convertible note principal conversion into shares of common stock	$(1,030)	$—
Services paid with common stock	$384	$—
Right of use ("ROU") assets obtained in exchange for lease liability	$345	$—
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
Description of Business - The Company has two operating segments: consumer products and specialty pharmaceutical. The consumer products segment develops, manufactures, markets and sells hemp extracts and other proven science-backed, natural ingredients and products. The Company sells its products under tradenames, such as PlusCBD™, HappyLane™, ProCBD™, CV™Acute, and CV™Defense. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. The specialty pharmaceutical segment is developing drug candidates which use cannabidiol ("CBD") as a primary active ingredient.
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
Liquidity Considerations – U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company generated negative cash flows from operations of $1.5 million and $7.5 million, respectively. In addition, the Company had an accumulated deficit of $84.3 million as of June 30, 2022. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit. In March 2022, the Company closed a second tranche of its convertible note offering and a convertible preferred stock financing, which resulted in gross proceeds to the Company before closing expenses of approximately $1.0 million and $0.7 million, respectively.
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In March 2022, the Company claimed employee retention credits, which are recognized as a reduction to general and administrative expenses of $2.0 million during the six months ended June 30, 2022. The amount is included in prepaid expenses and other in the Company's condensed balance sheet as of June 30, 2022.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets, inputs for valuing equity awards, valuation of inventory and assumptions related to revenue recognition.
Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of June 30, 2022 and December 31, 2021, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of June 30, 2022 and December 31, 2021, as the interest rate on the debt approximates the rates available to the Company as of such dates. The estimated fair value for the convertible notes payable is not readily determinable because of the numerous provisions in the notes, including conversion terms. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2022 and December 31, 2021.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2022 and December 31, 2021.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2022 and December 31, 2021.

Cash, cash equivalents, and restricted cash - The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of the same amounts shown in the statement of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$1,114	$2,460
Restricted cash	—	501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,114	$2,961

Revenues - The following presents product sales by retail (B2B) and e-commerce (B2C) channels for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,292	55.4%	$3,235	63.1%
E-Commerce sales (B2C)	1,846	44.6%	1,893	36.9%
Product sales, net	$4,138	100.0%	$5,128	100.0%

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$4,851	56.5%	$6,210	62.3%
E-Commerce sales (B2C)	3,734	43.5%	3,762	37.7%
Product sales, net	$8,585	100.0%	$9,972	100.0%
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
Intangible Assets – The Company evaluates the carrying value of intangible assets annually during the fourth quarter in accordance with ASC Topic 350, Intangibles Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. All of the Company's intangible assets are assigned to the Company's specialty pharmaceutical segment.
Management makes critical assumptions and estimates in completing impairment assessments of other intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as product development, future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates.
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
Recent Adopted Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company adopted this guidance as of January 1, 2021, using the full retrospective method of adoption. Adoption of this guidance eliminated the presentation of the beneficial conversion feature on the statement of operations, delayed recognition of beneficial conversion amounts until they are triggered, and had no other material impact on the Company.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” or ASU 2021-10. ASU 2021-10 requires entities to provide disclosures on government assistance transactions during its annual reporting periods. The disclosures include information around the nature of the transaction, the related accounting policies used to account for the transaction, the effect of the transaction on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company adopted this guidance as of January 1, 2022, using the prospective method of adoption. Adoption of this guidance did not have a material impact on the Company or its disclosures.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
2.    BALANCE SHEET DETAILS
Inventory
Inventory as of June 30, 2022 and December 31, 2021 was comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$3,635	$4,023
Work in process	1,605	1,286
Finished goods	2,117	3,315
	$7,357	$8,624
The Company recorded inventory write-downs of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Inventory write-offs for the three and six months ended June 30, 2021 were $0.1 million.
Intangibles, net
Intangible assets consisted of in-process research and development with an indefinite life of $1.5 million as of June 30, 2022 and December 31, 2021.
Accrued expenses
Accrued expenses as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll expenses (1)	$8,450	$9,023
Other accrued liabilities	1,481	1,892
	$9,931	$10,915
(1) This includes a $6.7 million tax liability associated with a related party transaction, as discussed in Note 12.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3.    LEASES
In April 2022, the Company entered into a new lease agreement for its main office facility. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. The operating lease is included in "Right of use assets" on the Company's June 30, 2022 Condensed Balance Sheet, and represents the Company's right to use the underlying asset for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's June 30, 2022 Condensed Balance Sheet. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022. As of June 30, 2022, the Company had an operating lease obligation of $0.4 million and operating lease asset of $0.3 million related to the new facility. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2022, the Company's total lease cost was immaterial.
Because the rate implicit in the lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

June 30, 2022
Remaining lease term (in months)	35
Discount rate	7.0%
Maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

Year ending December 31,
2022 (remaining six months)	$66
2023	135
2024	139
2025	60
400
Less imputed interest	(40)
Total lease liabilities	$360

Current operating lease liabilities	$111
Non-current operating lease liabilities	249
Total lease liabilities	$360
On July 12, 2021, the Company entered into a lease termination agreement for its main facility in San Diego, California. Under the agreement, the Company was required to vacate its facility no later than July 31, 2022. The Company recorded the transaction as a lease modification and remeasured its lease liability of $3.8 million as of July 12, 2021 to its remaining lease obligations of $0.1 million, with a corresponding adjustment to its right-of-use asset of $2.8 million. As a result, the Company recorded an associated gain from the lease modification of $0.9 million in its condensed statement of operations for the three months ended September 30, 2021. The Company ceased using the facility on June 2, 2022. In accordance with the agreement, the Company is entitled for a base rent reimbursement of $0.1 million from the landlord for the period from June 2, 2022 to July 31, 2022. The amount is recorded as reduction of "Selling, general and administrative expenses" and included "Prepaid expense and other" on the Company's Condensed Balance Sheet as of June 30, 2022.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
4.    CONVERTIBLE NOTES
Convertible notes as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$2,120	$1,060
Less: Original issuance discount ("OID")	(120)	(60)
Less: Debt issuance costs	(275)	(229)
Net proceeds	1,725	771
Default premium	178	—
Conversion of note into common shares	(1,260)	(230)
Accretion of OID and amortization of debt issuance costs	309	71
Carrying amount	$952	$612

On November 14, 2021, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”) providing for the sale and issuance in series of registered direct offerings of senior convertible notes (“Notes”) in the aggregate original principal amount of up to $5.3 million (the “Offering”). On November 17, 2021, at the initial closing of this Offering, the Company sold and issued $1.06 million in aggregate principal amount of Notes to the Investor pursuant to a prospectus supplement to its effective shelf registration statement Form S-3 (Registration No. 333-237772) (the "Registration Statement"). The Notes have an OID of 6%, resulting in net proceeds to the Company of $1.0 million before other debt issuance costs, and mature on May 17, 2022. The Notes shall not bear interest except upon the occurrence of an event of default. After the occurrence of an event of default, the Notes will accrue interest at the rate of 15% per annum; provided, however, that in the event that such event of default is subsequently cured (and no other default then exists (including, without limitation, for the Company's failure to timely pay such interest at the default rate)), interest shall cease to accrue as of the calendar day immediately following the date of such cure. The Notes are senior to other indebtedness of the Company.
The Notes have an initial fixed conversion price of $0.2611. The initial fixed conversion price is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions and full-ratchet adjustment in connection with a subsequent offering at a per share price less than the fixed conversion price then in effect. Upon each additional closing, the fixed conversion price of all outstanding Notes is subject to downward adjustment if greater than the lower of (i) 120% of the closing bid price of the Company's common stock on the trading day immediately preceding such additional closing date; and (ii) 120% of the arithmetic average of the volume weighted average prices of the Company's common stock on the five trading days preceding the additional closing.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
On March 25, 2022, the Company sold and issued an additional $1.06 million in principal amount of the Notes under this Offering (the "Second Tranche"), which Notes were offered pursuant to a prospectus supplement to the Registration Statement. The Notes issued in the Second Tranche also have an OID of 6%, resulting in net proceeds of the Company of $1.0 million, before other debt issuance costs. The Notes issued in the Second Tranche have the same material terms as those issued in the first tranche, but mature on September 25, 2022. The Notes issued in the second tranche have an initial conversion price of $0.1508, and pursuant to the Notes, upon closing of second tranche, the initial conversion price of the Notes issued in the first tranche in November 2021 was adjusted down from $0.2611 to $0.1508 as well.
The Company did not repay the Notes issued in November in full on May 17, 2022, the maturity date, resulting in an event of default under such Notes. As a result of such default, the Notes issued in November, in the principal amount of $130,000 as of such date, began accruing interest at a rate of 15% per annum. Additionally, the default triggered the investor’s right under the Notes to require the Company to redeem all or any portion of the November Notes, in cash, at a price not less than the face value of such Notes plus a 15% redemption premium (the “Redemption Premium”).
On May 18, 2022, the Company entered into a Forbearance Agreement with the investor, pursuant to which the investor agreed to forebear exercising any rights or remedies that it may have under the November Notes that arise as a result of the default until the earlier of (i) the date immediately prior to the date of occurrence of a Bankruptcy Event of Default (as defined in the Notes), (ii) the date of occurrence of any other event of default under Section 4(a) of the Notes, (iii) the time of any breach by the Company pursuant to the Forbearance Agreement, and (v) June 1, 2022 (such period, the “Forbearance Period”). In accordance with the Forbearance Agreement, the Company agreed to pay the investor the aggregate outstanding principal on the November Note at the Redemption Premium, including all accrued and unpaid interest, upon expiration of the Forbearance Period. As of May 31, 2022, prior to expiration of the Forbearance Period, the investor had converted the outstanding balance (including the redemption premium and accrued interest) due under the Notes issued in November, amounting to $151,772, into an aggregate of 3,751,971 shares of Company common stock at a conversion price of $0.04 per share. As a result, the Notes issued in November terminated.
During the three and six months ended June 30, 2022, the volume weighted average price ("VWAP") of the Company's common stock was below $0.10 for more than 5 days, which constitutes a price default in accordance with the Notes. As a result, from the date of such default and for so long as such default remains uncured, the Notes that remain outstanding will accrue interest at a rate of 15% per annum. Following such default, the holder also added a 15% per annum default premium to the outstanding balance in accordance with the Notes. In addition, the holder now has the right to require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a price not less than the face value of the Notes and a 10% redemption premium, as determined in accordance with the terms of the Notes. The Company is in communications with the holder of the Notes regarding the default, and anticipates to come to a mutually agreeable resolution related thereto, although no assurances can be given. The Company recorded accrued interest of $29,000 as of June 30, 2022. There was no accrued interest as of December 31, 2021.
During the three and six months ended June 30, 2022, holders of certain Notes converted amounts payable under such Notes into an aggregate of 7,172,244 and 13,976,525 shares of Company common stock at a weighted average conversion price of $0.05 and $0.07 per share, resulting in a reduction of the Note balance of $0.4 million and $1.0 million, respectively. In addition, the Company recognized additional interest expense associated with the conversion $0.6 million during the six months ended June 30, 2022. Additional interest expense for the three months ended June 30, 2022 were immaterial. Subsequent to June 30, 2022, holders of certain of the Notes converted amounts payable under such Notes into an additional 7,308,876 shares of Company common stock at a weighted average conversion price of $0.03 per share, resulting in a further reduction of the Note balance of $0.2 million, and the recognition of additional interest expense was immaterial.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.    DEBT
In October 2021, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is $0.4 million, which incurs interest at an annual rate of 4.17%. The Company is required to make monthly payments of $45,000 from November 2021 through July 2022. The outstanding balance as of June 30, 2022 was $0.1 million.
In October 2020, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $0.7 million and incurred interest at a rate of 3.60%. The Company was required to make monthly payments of $63,000 from November 2020 through July 2021. There was no outstanding balance as of June 30, 2022.

6.    STOCKHOLDERS EQUITY
Common Stock
On December 8, 2020, the Company entered into a Common Stock Purchase Agreement (the "SPA") with Tumim Stone Capital, LLC ("Tumim") to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provided, among other things, that the Company may direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company's shares. During the three and six months ended June 30, 2021, the Company sold 1,669,086 and 7,796,356 shares of common stock pursuant to the SPA, and recognized proceeds of $0.6 million and $3.9 million, respectively. The Company and Tumim mutually agreed to terminate the SPA, effective November 15, 2021.
During the six months ended June 30, 2022, the Company issued 3,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company.
On June 6, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which the number of shares of all classes of the Company’s capital stock authorized for issuance was increased from 200,000,000 shares to 800,000,000 shares, and the number of shares of common stock authorized for issuance was correspondingly increased from 190,000,000 shares to 790,000,000 shares. The number of shares of preferred stock authorized for issuance was not impacted by the amendment.
Preferred Stock
On March 30, 2022, the Company closed a registered direct offering with an institutional investor for the issuance and sale of an aggregate of 700 shares of the Company's Series A Preferred Stock ("Preferred Stock") and warrants to purchase up to an aggregate of 10,000,000 shares of common stock, par value $0.0001 per share, for gross proceeds of $0.7 million, or net cash proceeds of $0.6 million after deducting $0.1 million related to placement agent’s fees and other offering expenses. Shares of the Preferred Stock had a stated value of $1,000 per share and were convertible into an aggregate of 10,000,000 shares of common stock at a conversion price of $0.07 per share at any time. The warrants have an exercise price of $0.10 per share. In addition, the Company issued designees of the placement agent warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.0875 per share, and their fair value of $0.1 million was recorded as an additional offering cost. In April 2022, the investor converted all of the 700 outstanding shares of Preferred Stock into an aggregate of 10,000,000 shares of common stock. The Company recognized a beneficial conversion charge of $0.9 million during the quarter ended June 30, 2022, which represents the in-the-money value of the conversion rate as of the date of conversion.
The Preferred Stock did not have any mandatory redemption provisions, contingently redeemable redemption provisions, preferential dividend rights, or liquidation preferences. The Preferred Stock had no voting rights, other than the right to vote as a class on certain matters, except that each share of Preferred Stock had the right to cast 170,000 votes per share of Preferred Stock, voting together as a single class with holders of Company common stock, on the proposals to (i) amend the Company’s Certificate of Incorporation to increase the number of shares of capital stock authorized for issuance thereunder from 200,000,000 to 800,000,000 and the authorized number of shares of common stock from 190,000,000 to 790,000,000 shares (the “Increase in Authorized”), and (ii) authorize the Company’s board of directors, at any time or times before May 30, 2025, to amend the Company’s Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding shares of common stock in a range of not less than 1-for-10 and not greater than 1-for-400, which were presented to

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
the Company’s shareholders for approval, and were ultimately approved by the Company's shareholders, at the Company’s 2022 annual meeting of shareholders.
The Company evaluated the classification of the Preferred Stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. The warrants issued to the investors in the offering were considered freestanding equity classified instruments. The Company first allocated gross proceeds from the registered direct offering between the Preferred Stock and the warrants issued to investors using a relative fair value approach, resulting in an initial allocation to the instruments of $0.4 million and $0.3 million, respectively. The issuance costs, inclusive of the fair value of the warrants issued to placement agent designees, were allocated between the Preferred Stock and the warrants issued to investors in a systematic and rational manner, resulting in an allocation to the instruments of $0.1 million and $0.1 million, for a net allocation of $0.3 million and $0.2 million, respectively. On the issuance date, the Company estimated the fair value of the warrants issued to investors and to placement agent designees using a Black-Scholes pricing model using the following assumptions: (i) contractual term of 3 years, (ii) expected volatility rate of 104.0%, (iii) risk-free interest rate of 2.5%, (iv) expected dividend rate of 0%, and (v) closing price of the Company’s common stock as of the day immediately preceding the registered direct offering. The fair value of Preferred Stock was estimated based upon equivalent common shares that Preferred Stock could have been converted into at the closing price of the day immediately preceding the purchase date.
The embedded conversion feature was evaluated and bifurcation from the Preferred Stock equity host was not considered necessary.
Warrants
The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	June 30, 2022	December 31, 2021
March 30, 2022	Equity	$0.1000	May 26, 2025	10,000,000	—
March 30, 2022	Equity	$0.0875	May 26, 2025	750,000	—
				10,750,000	—

7.    STOCK-BASED COMPENSATION
As of December 31, 2021, there were 38,976,000 shares of Company common stock authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1st of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2022, the Company's Board of Directors elected not to add any shares to the 2013 Plan. In March 2022, the Company cancelled 9,000,000 outstanding stock options, of which 7,000,000 were previously granted under the 2013 Plan. On March 30, 2022, the Company's Board of Directors approved, and the Company adopted, an amendment to the 2013 Plan to reduce the number of shares available for issuance under the 2013 Plan by 8,000,000 shares. As of June 30, 2022, the Company had 4,993,000 authorized but unissued shares reserved and available for issuance under the 2013 Plan.
As of June 30, 2022, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.6 million, which is expected to be recognized over a weighted-average period of 0.66 years.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	30,163	$0.49	5.5	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(8,517)	0.50	—	—
Outstanding - June 30, 2022	21,646	0.49	3.6	—

Exercisable - June 30, 2022	19,120	0.50	3.9	—
Vested or expected to vest - June 30, 2022	21,646	$0.49	3.6	$—
The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. The above table includes 4,250,000 vested performance-based options as of June 30, 2022, which were issued to Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan. As of June 30, 2022, there were 6,750,000 remaining unvested stock options granted to Mona Jr. outside of the 2013 Plan which are not included in the above table. These stock options vest upon the completion of future performance conditions (refer to Note 12).

There were no stock options exercised during the six months ended June 30, 2022. The intrinsic value of stock option exercises during the six months ended June 30, 2021 was not material.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Volatility	*	132.1%	*	133.7%
Risk-Free Interest Rate	*	0.8%	*	0.9%
Expected Term (in years)	*	5.49	*	5.61
Dividend Rate	*	—%	*	—%
Fair Value Per Share on Grant Date	*	$0.32	*	$0.49
* There were no grants during the three and six months ended June 30, 2022.
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility is based on the historical volatility of the Company's common stock. The Company estimates the expected term for stock options awarded to employees, officers and directors using the simplified method in accordance with ASC Topic 718, Stock Compensation, because the Company does not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. In the future, as the Company gains historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.
8.        NET LOSS PER SHARE
Net loss per common share is computed using the two-class method, which is required due to the participating nature of the Preferred Stock (as defined and discussed in Note 6). Except with respect to voting and conversion rights, the rights of the holders of the Company’s common stock and the Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses, and therefore, do not impact the Company’s net loss per share calculation as of June 30, 2022.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The Company computes basic net loss per share using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares plus potential common shares. The Company's stock options, including those with performance conditions, are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive.

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options	17,396	26,333	17,396	26,333
Performance stock options	11,000	13,000	11,000	13,000
Warrants	10,750	—	10,750	—
Convertible notes	6,887	—	6,887	—
Total	46,033	39,333	46,033	39,333

9.    COMMITMENTS AND CONTINGENCIES
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
On August 24, 2018, David Smith filed a purported class action complaint in Nevada District Court (the "Smith Complaint") alleging certain misstatements in the Company's public filings that led to stock price fluctuations and financial harm. Several additional individuals filed similar claims, and the Smith Complaint and each of the other suits all arise out of a report published by Citron Research on Twitter on August 20, 2018, suggesting that the Company misled investors by failing to disclose that the Company’s efforts to secure patent protection for CVSI-007 had been “finally rejected” by the United States Patent and Trademark Office ("USPTO"). On November 15, 2018, the court consolidated the actions and appointed Richard Ina, Trustee for the Ina Family Trust, as Lead Plaintiff for the consolidated actions. On January 4, 2019, Counsel for Lead Plaintiff Richard Ina, Trustee for the Ina Family Trust, filed a “consolidated amended complaint”. On March 5, 2019, defendants filed a motion to dismiss the action. The Court denied the motion to dismiss on December 10, 2019, and the parties commenced discovery in the action. Recently, the parties attended mediation and reached a preliminary settlement to resolve this matter for a total of $712,500. The settlement payment was paid through insurance. On March 9, 2022, the Nevada District Court issued an order granting preliminary approval of the settlement. On July 22, 2022, the Nevada District Court issued an order granting final approval of the settlement. The case has now been dismissed.
Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). Defendants filed a motion to dismiss. On May 14, 2021, the District Court issued an order denying the motion to dismiss without prejudice but staying the action pending resolution of the Ina case. In addition to the Berry Complaint, five additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. This includes the most recent shareholder derivative action filed on April 13, 2021 by David Menna in the Superior Court of the State of California, County of San Diego. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. On July 28, 2022, the Company and the individual defendants involved in the case involving the Berry Complaint executed a global settlement agreement for the resolution of this action and the five other pending related shareholder derivative actions concerning the same underlying facts, pursuant to which neither the Company nor the individual defendants will pay any damages. The settlement agreement contemplates the implementation by the Company of certain corporate reforms and payment of the plaintiffs’ total attorneys’ fees in the six related derivative actions, amounting to an aggregate of $275,000. On July 29, 2022, the parties submitted the settlement agreement for approval by the judge overseeing the first-filed of the six shareholder derivative actions, who set a hearing to determine whether to preliminarily approve the settlement agreement for September 15, 2022. The parties intend to seek stays of the five other pending shareholder derivative actions pending the court’s determination whether to approve the settlement agreement. The Company anticipates that all settlement payments will be paid through insurance.
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
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.’s employment agreement, which terminated certain severance and other post-termination compensation and benefits, as well as to recover amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license ("PSL") for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. The case was moved to an arbitration before the American Arbitration Association pursuant to the arbitration agreement in Mona Jr.'s employment agreement. Mona Jr. is seeking to obtain the terminated severance and other post-termination compensation and benefits under his employment agreement and reimbursement of legal fees associated with this action. On April 27, 2022, the arbitrator issued a final ruling awarding the Company amounts owed by Mona Jr. related to his purchase of the PSL and other advance payments made on Mona Jr.'s behalf for a total of $0.3 million, including prejudgment interest. The arbitrator also awarded Mona Jr. termination severance and other post-termination compensation and benefits under his employment agreement for a total of $0.6 million, including prejudgment interest. The net amount due to Mona Jr. of $0.3 million was paid to Mona Jr., net of applicable payroll taxes during the three months ended June 30, 2022.
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

10.    SEGMENT INFORMATION
The Company operates in two distinct business segments: (i) a consumer products segment in developing, manufacturing, marketing and selling hemp extracts and other proven science-backed, natural ingredients and products to a range of market sectors; and (ii) a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing CBD. The Company’s segments maintain separate financial information for which operating results are evaluated on a regular basis by the Company’s senior management in deciding how to allocate resources and in assessing performance. The Company evaluates its consumer products segment based on net product sales, gross profit and operating income or loss. The Company currently evaluates its specialty pharmaceutical segment based on the progress of its clinical development programs.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents information by reportable operating segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended June 30, 2022:
Product sales, net	$4,138	$—	$4,138

Gross profit	$1,270	$—	$1,270
Research and development expense	84	18	102
Selling, general and administrative expense	3,474	9	3,483
Operating loss	$(2,288)	$(27)	$(2,315)

Three months ended June 30, 2021:
Product sales, net	$5,128	$—	$5,128

Gross profit	$2,290	$—	$2,290
Research and development expense	126	99	225
Selling, general and administrative expense	5,565	10	5,575
Operating loss	$(3,401)	$(109)	$(3,510)

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Six months ended June 30, 2022:
Product sales, net	$8,585	$—	$8,585

Gross profit	$2,426	$—	$2,426
Research and development expense	201	22	223
Selling, general and administrative expense	5,993	40	6,033
Operating loss	$(3,768)	$(62)	$(3,830)

Six months ended June 30, 2021:
Product sales, net	$9,972	$—	$9,972

Gross profit	$4,648	$—	$4,648
Research and development expense	254	157	411
Selling, general and administrative expense	10,835	25	$10,860
Operating loss	$(6,441)	$(182)	$(6,623)
The Company's specialty and pharmaceutical segment includes intangible assets of $1.5 million as of June 30, 2022 and December 31, 2021. All other assets are included in the consumer products segment as of June 30, 2022 and December 31, 2021. The majority of the Company's sales are to U.S. based customers.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
11.    INCOME TAXES
For the three and six months ended June 30, 2022 and 2021, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

12.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of June 30, 2022, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of June 30, 2022. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
Under Mona Jr.'s Employment Agreement, the 2,950,000 RSU's that were issued to Mona Jr. became vested as a result of the Company's agreement that his resignation from the Company was for Good Reason. The vesting of the RSU's resulted in taxable compensation to Mona Jr. and thus was subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses during the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed balance sheet as of December 31, 2020 in an amount of $6.2 million which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. If the tax amount is not paid by Mona Jr., the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of June 30, 2022.
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.'s Employment Agreement, which terminated certain severance and other post-termination compensation and benefits, and to recover amounts owed to the Company by Mona Jr. in connection with his purchase of personal seat licenses for the Raiders stadium and certain advance payments made on Mona Jr.'s behalf - refer also to Note 9. Commitments and Contingencies, for further information.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021, respectively, should be read in conjunction with our condensed financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.
OVERVIEW
We operate two distinct business segments. Our consumer products segment is focused on developing, manufacturing, marketing and selling hemp extracts and other proven science-backed, natural ingredients and products to a range of market sectors. Our specialty pharmaceutical segment is focused on developing and commercializing novel therapeutics utilizing CBD. Shares of our common stock are traded on the OTC:QB, and our trading symbol is CVSI.
Our consumer products business segment develops, manufactures, markets and sells consumer products containing hemp extracts and other proven science-backed, natural ingredients and products under our PlusCBD™ brand in a range of market sectors including nutraceutical, beauty care and specialty foods.
Our specialty pharmaceutical business segment is developing cannabinoids to treat a range of medical indications. Our product candidates are based on proprietary formulations, processes and technology that we believe are patent-protectable, and we plan to vigorously pursue patent prosecution on our drug candidates. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007.
We expect to realize revenue from our consumer products business segment to fund our working capital needs. In addition, we will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions. Also, in order to fund our pharmaceutical product development efforts, we will need to raise additional capital either through the issuance of equity and/or the issuance of debt. In the event we are unable to fund our drug development efforts, we may need to curtail, partner or delay such activity.
We continue to work with A.G.P./Alliance Global Partners to assist the Company with the strategic review, which includes consideration of an inbound or outbound merger, sale, acquisition or other options for the Company as a whole or for any business segment.
Results of Operations
Revenues and gross profit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$4,138	$5,128	$(990)	(19)%	$8,585	$9,972	$(1,387)	(14)%
Cost of goods sold	2,868	2,838	30	1%	6,159	5,324	835	16%
Gross profit	$1,270	$2,290	$(1,020)	(45)%	$2,426	$4,648	$(2,222)	(48)%
Gross margin	30.7%	44.7%			28.3%	46.6%

Second Quarter 2022 vs. 2021

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,292	55.4%	$3,235	63.1%
E-commerce sales (B2C)	1,846	44.6%	1,893	36.9%
Product sales, net	$4,138	100.0%	$5,128	100.0%
We had net product sales of $4.1 million and gross profit of $1.3 million, representing a gross margin of 30.7% in the second quarter of 2022 compared with net product sales of $5.1 million and gross profit of $2.3 million, representing a gross margin of 44.7% in the second quarter of 2021. Our net product sales decreased by $1.0 million or 19% in the second quarter of 2022 when compared to second quarter 2021 results. The decline is primarily due to lower sales in our retail channel, mostly resulting from reduced sales to food, drug and mass ("FDM") accounts. The total number of units sold during the second quarter 2022 decreased by 5% compared to the second quarter 2021. In addition, higher discounts for new product placements and changes in our sales mix in the second quarter of 2022 were the other reasons for the decline. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the second quarter of 2022 increased as a percentage of revenue compared to the second quarter of 2021, mostly due to increases in inventory write-downs and higher product and shipping costs, partially offset by warehouse and production cost savings. The gross margin declined in the second quarter 2022 compared with 2021 primarily due to increased discounts, additional inventory write-downs and the impact of increased product cost.
First six months 2022 vs. 2021

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$4,851	56.5%	$6,210	62.3%
E-commerce sales (B2C)	3,734	43.5%	3,762	37.7%
Product sales, net	$8,585	100.0%	$9,972	100.0%
We had net product sales of $8.6 million and gross profit of $2.4 million, representing a gross margin of 28.3% for the first six months of 2022 compared with net product sales of $10.0 million and gross profit of $4.6 million, representing a gross margin of 46.6% in the first six months of 2021. Our net product sales decreased by $1.4 million or 14% in the first six months of 2022 when compared to the first six months of 2021. The decline is primarily due to lower sales in our retail channel, mostly resulting from reduced sales to independent natural product retailers and FDM accounts. The total number of units sold during the first six months of 2022 decreased by 1% compared to the first six months of 2021. In addition, we provided higher discounts for new product placements and realized changes in our sales mix in the first six months of 2022.
The gross profit decrease of $2.2 million or 48% to $2.4 million for the six months ended June 30, 2022 is mostly due to our decline in product sales. Gross margins decreased due to change in our sales mix, additional discounts provided during 2022 and additional inventory write-downs.
Research and development expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$102	$225	$(123)	(55)%	$223	$411	$(188)	(46)%
Percentage of product sales, net	2.5%	4.4%			2.6%	4.1%
Second quarter 2022 vs. 2021
Research and development (“R&D”) expense decreased to $0.1 million in the second quarter of 2022 compared to $0.2 million in the second quarter of 2021. The decrease is mostly related to lower R&D spend in our specialty pharmaceutical segment.
First six months 2022 vs. 2021
R&D expense decreased to $0.2 million during the six months ended June 30, 2022 compared to $0.4 million in the first six months of 2021. The decrease is mostly related to lower R&D spend in our specialty pharmaceutical segment.

Selling, general and administrative expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands)				(in thousands)
Sales expense	$948	$1,271	$(323)	(25)%	$1,938	$2,528	$(590)	(23)%
Marketing expense	1,259	1,913	(654)	(34)%	2,602	3,533	(931)	(26)%
General & administrative expense	1,276	2,391	(1,115)	(47)%	1,493	4,799	(3,306)	(69)%
Selling, general and administrative	$3,483	$5,575	$(2,092)	(38)%	$6,033	$10,860	$(4,827)	(44)%
Percentage of product sales, net	84.2%	108.7%			70.3%	108.9%

Second quarter 2022 vs. 2021
Selling, general and administrative (“SG&A”) expense decreased to $3.5 million in the second quarter of 2022 compared to $5.6 million in the second quarter of 2021, which was primarily a result of the following:

•Sales expense decreased due to lower payroll and outside services fees.
•Marketing expense decreased due to lower payroll, stock-based compensation and reduced advertising expense.
•General and administrative ("G&A") expense decreased due to lower stock-based compensation expense, facility expense, insurance expense and other costs, partially offset by increased depreciation expense resulting from our move to a more efficient office facility.

First six months 2022 vs. 2021
SG&A expense decreased to $6.0 million in the first six months of 2022 compared to $10.9 million in the first six months of 2021, which was a result of the following:

•Sales expense decreased due to lower payroll and outside services fees.
•Marketing expense decreased due to lower payroll, stock-based compensation and reduced advertising expense.
•G&A expense decreased as a result of the recognition of the employee retention credit of $2.0 million. G&A expense also decreased due to lower stock-based compensation expense, facility expense, outside services, and insurance costs, partially offset by increased depreciation expense resulting from our move to a more efficient office facility.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net loss plus depreciation, interest and income tax expense), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it also highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
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
Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed financial statements, to aid in their analysis and understanding of our performance and in making comparisons.
A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2022 and 2021 is detailed below:

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Consumer Products		Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(2,626)		$(27)	$(2,653)	$(3,421)	$(109)	$(3,530)
Depreciation expense	343		—	343	198	—	198
Interest expense	336		—	336	9	—	9
Income tax expense	2	—	—	2	11	—	11
EBITDA	(1,945)		(27)	(1,972)	(3,203)	(109)	(3,312)
Stock-based compensation (1)	146		—	146	912	—	912
Adjusted EBITDA	$(1,799)		$(27)	$(1,826)	$(2,291)	$(109)	$(2,400)

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(4,808)	$(62)	$(4,870)	$(6,475)	$(182)	$(6,657)
Depreciation expense	860	—	860	402	—	402
Interest expense	1,038	—	1,038	23	—	23
Income tax expense	2	—	2	11	—	11
EBITDA	(2,908)	(62)	(2,970)	(6,039)	(182)	(6,221)
Stock-based compensation (1)	662	—	662	1,568	1	1,569
Employee retention credit benefit (2)	(1,993)	—	(1,993)	—	—	—
Adjusted EBITDA	$(4,239)	$(62)	$(4,301)	$(4,471)	$(181)	$(4,652)

_________________
(1)Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 7, Stock-Based Compensation, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)Represents benefit related to employee retention credit. For more information, please see Note 1, Organization and Business, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
During the six months ended June 30, 2022 and the year ended December 31, 2021, our primary sources of capital came from (i) cash flows from our operations, predominantly from the sale of our products, (ii) existing cash, (iii) government loans, and (iv) proceeds from third-party financings, including the sale of shares of our common stock and preferred stock, as well as convertible promissory notes, to certain investors. As of June 30, 2022, we had approximately $1.1 million of cash and negative working capital of approximately $0.9 million. During the six months ended June 30, 2022 and the year ended December 31, 2021, we used cash in operating activities of approximately $1.5 million and $7.5 million, respectively.
We believe that a combination of factors, mainly consisting of the highly competitive environment, inflation and the continued effects of the COVID-19 pandemic, have adversely impacted our business operations for the three and six months ended June 30, 2022 and the year ended December 31, 2021. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.
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
In October 2020, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.7 million, which incurred interest at an annual rate of 3.60%. We were required to make monthly payments of $0.1 million from November 2020 through July 2021. There was no outstanding balance as of June 30, 2022.
In October 2021, we entered into a financing agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.4 million, which incurs interest at an annual rate of 4.17%. We are required to make monthly payments of $45,000 from November 2021 through July 2022.
On December 8, 2020, we entered into a Common Stock Purchase Agreement (“SPA”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which Tumim committed to purchase up to $10.0 million in shares of our common stock from time to time. The SPA provided, among other things, that we may direct, every three trading days, Tumim to purchase a number of shares of our common stock not to exceed an amount determined based upon the trading volume and stock price of our shares. Effective November 15, 2021, the Company and Tumim mutually agreed to terminate the SPA. During the year ended December 31, 2021, we sold 10,021,804 shares of common stock pursuant to the SPA and recognized proceeds of $4.4 million.

In November 2021, we entered into a Securities Purchase Agreement (the "November 2021 SPA"), in addition to certain other agreements, with an institutional investor providing for the sale and issuance in series of registered direct offerings of convertible promissory notes (each a "Note", and collectively, the "Notes") in the aggregate original principal amount of up to $5.3 million, which Notes were offered pursuant to prospectus supplements to the Company's shelf registration statement Form S-3 (Registration No. 333-237772). At the initial closing of the offering, we sold and issued Notes in the aggregate original principal amount of $1.06 million, which Notes were fully converted into shares of our common stock on or before May 31, 2022. The Notes had an original issue discount ("OID") of 6%, resulting in gross proceeds to the Company of $1.0 million at the initial closing.
On March 25, 2022, we sold and issued additional Notes in the aggregate principal amount of $1.06 million (the "Second Tranche"). The Notes issued in the Second Tranche also have an OID of 6%, resulting in gross proceeds of the Company of $1.0 million. The Notes issued in the Second Tranche mature on September 25, 2022.
The Notes bear no additional interest except upon the occurrence of an event of default. After the occurrence of an event of default, the Notes will accrue interest at the rate of 15% per annum; provided, however, that in the event that such event of default is subsequently cured (and no other event of default then exists (including, without limitation, for the Company's failure to timely pay such interest at the default rate)), interest shall cease to accrue as of the day immediately following the date of such cure.
Holders of certain of the Notes converted amounts payable under such Notes into an aggregate of 15,770,816 shares of the Company's common stock at a weighted average conversion price of $0.08 per share, resulting in a reduction of the balance of the Notes of $1.3 million through June 30, 2022. Subsequent to June 30, 2022, holders of the Notes converted amounts payable under certain of such Notes into an aggregate of 7,308,876 shares of the Company's common stock at a weighted average conversion price of $0.03 per share, resulting in a reduction of the convertible note balance of $0.2 million.
In April 2022, the volume weighted average price ("VWAP") of the Company's common stock was below $0.10 for more than 5 days, which constitutes a price default in accordance with the November 2021 Notes. As a result, from the date of such default and for so long as such default remains uncured, the Notes that remain outstanding will accrue interest at a rate of 15% per annum. Following such default, the holder also added a 15% per annum default premium to the outstanding balance in accordance with the Notes. In addition, the holder now has the right to require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at a price not less than the face value of the Notes and a 10% redemption premium, as determined in accordance with the terms of the Notes. The Company is in communications with the holder of the Notes regarding the default, and anticipates to come to a mutually agreeable resolution related thereto, although no assurances can be given. The Company recorded accrued interest of $29,000 as of June 30, 2022. There was no accrued interest as of December 31, 2021.
On March 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which we agreed to issue and sell 700 shares of our Series A Convertible Preferred Stock (the "Preferred Stock"), which had limited voting rights, including "supervoting" rights equal to 170,000 votes per share of preferred stock on certain stockholder proposals, and warrants to purchase an aggregate of 10,000,000 shares of Company common stock. Shares of the Preferred Stock had a stated value of $1,000 per share and were convertible at any time into an aggregate of 10,000,000 shares of common stock at a conversion price of $0.07 per share. We received aggregate gross proceeds of $0.7 million before deducting placement agent’s fees and other offering expenses in connection with this offering. In April 2022, the investor converted all of the 700 outstanding shares of Preferred Stock into an aggregate of 10,000,000 shares of our common stock. We recognized a beneficial conversion charge of $0.9 million during the quarter ended June 30, 2022, which represents the in-the-money value of the conversion rate as of the date of the conversion.
During the first quarter of 2019, we issued 2,950,000 Restricted Stock Units ("RSU's") to our founder, former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."). The vesting of the RSU's is treated as a taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in our payroll tax filing at the time of vesting. During the year ended December 31, 2020, we reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr's W-2 for 2019. Although the primary tax liability is the responsibility of Mona Jr., we are secondarily liable and thus have recorded the liability on our balance sheet as of December 31, 2021 and June 30, 2022. The liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr.. As of June 30, 2022, Mona Jr. has not provided us with proof that he filed and paid his taxes for 2019. Refer to Note 12. Related Parties and Note 9. Commitments and Contingencies to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. Our financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2022 and year ended December 31, 2021, the Company generated negative cash flows from operations of $1.5 million and $7.5 million, respectively, and had an accumulated deficit of $84.3 million as of June 30, 2022. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.
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
A summary of our changes in cash flows for the six months ended June 30, 2022 and 2021 is provided below:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(1,548)	$(4,753)
Investing activities	—	(35)
Financing activities	1,287	3,224
Net decrease in cash and restricted cash	(261)	(1,564)
Cash, cash equivalents and restricted cash, beginning of period	1,375	4,525
Cash, cash equivalents and restricted cash, end of period	$1,114	$2,961

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
Cash used in operating activities was $1.5 million in the six months ended June 30, 2022 compared to $4.8 million in the six months ended June 30, 2021. This improvement in our cash usage in operating activities by $3.2 million was due to an increase in our changes in working capital of $2.9 million and our reduced net loss, adjusted for non-cash items of $0.3 million. Our changes in working capital improved primarily due to faster cash collections from accounts receivable and better inventory usage. Our net loss, adjusted for non-cash items, in the first six months of 2022 declined by $0.3 million when compared to the first six months of 2021. Our net loss declined by $1.8 million from $6.7 million in the first six months of 2021 to $4.9 million in the first six months of 2022. Non-cash adjustments declined by $1.5 million, as the benefit related to the employee retention credit offset recurring non-cash expenses during the first six months of 2022. Recurring non-cash adjustments consists of depreciation, interest expense and stock-based compensation.

Investing Activities
Net cash used in investing activities were not material in the six months ended June 30, 2022 and 2021.
Financing Activities
Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2022 compared to $3.2 million for the six months ended June 30, 2021. Our financing activities for the six months ended June 30, 2022 consisted of proceeds from issuance of Preferred Stock of $0.6 million and convertible notes of $1.0 million, partially offset by repayments of our insurance financing of $0.2 million. Our financing activities for the six months ended June 30, 2021 consisted of proceeds from issuance of common stock under our equity commitment of $3.9 million, partially offset by repayments of the insurance financing of $0.6 million.
Inflation
Our product costs have been impacted by inflation during the six months ended June 30, 2022. Recent trends towards rising inflation may continue to adversely impact our business and corresponding financial position and cash flow.
Known Trends or Uncertainties
There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, the recent trends towards rising inflation may also materially adversely our business and corresponding financial position and cash flows. Rising interest rates also present a recent challenge impacting the U.S. economy, and although this has not had a material impact on the Company to date, it could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the recent general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.
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
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on April 4, 2022, the world has been affected due to the COVID-19 pandemic, and thus, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
Ms. Beth Altman, Dr. Paul Blake, and Ms. Terri Funk Graham, each of whom served as a director on our Board since 2019, elected not to stand for re-election as a director of the Company at our Annual Meeting of Stockholders held on May 26, 2022 (the "2022 Annual Meeting"). As a result, effective upon completion of the 2022 Annual Meeting, Ms. Altman, Dr. Blake and Ms. Graham no longer serve as directors on our Board or the committees thereof that they previously served on. Ms. Altman and Ms. Graham were both members of the audit committee. In addition, in July 2022, Dr. Joseph Maroon resigned as a member of the Board, as well as his role on the audit committee. On July 21, 2022, the Board appointed Dr. Jamie Corroon as a director on our Board. Dr. Corroon is currently the only member of our audit committee.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 9, Commitments and Contingencies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. RISK FACTORS
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30. 2022, the Company did not sell any unregistered equity securities that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. DEFAULTS UPON SENIOR SECURITIES
As discussed in further detail in Note 4 - Convertible Notes and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," above, the Company is currently in default on those Notes issued pursuant to the November 2021 SPA due to the VWAP of the Company's common stock falling below $0.10 for more than 5 trading days within a 20 day trading period, which constitutes a Price Default under the Notes. As of the date of this Quarterly Report on Form 10-Q, the Notes issued in March 2022 have an outstanding principal balance of $952,000. The Notes issued in November 2021 were terminated pursuant to their terms in May 2022.
The Company is in communications with the holder of the Notes regarding the Price Default, and anticipates to come to a mutually agreeable resolution related thereto, although no assurance can be given.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.	8-K	000-54677	2.1	January 4, 2016
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017

3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022					X
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Base Indenture between CV Sciences, Inc. and Wilmington Savings Fund	8-K	000-54677	4.1	November 15, 2021
4.3	Form of Supplemental Indenture	8-K	000-54677	4.2	November 15, 2021
4.4	Form of Senior Convertible Note	8-K	000-54677	4.3	November 15, 2021
4.5	Form of Second Supplemental Indenture	8-K	000-54677	4.2	March 28, 2022
4.6	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.7	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1 †	Amendment to amended and restated Equity Incentive Plan, as amended, dated March 30, 2022	10-K	000-54677	10.40	April 4, 2022
10.2	Form of Securities Purchase Agreement dated March 30, 2022	8-K	000-54677	10.1	April 1, 2022
10.3	Forbearance Agreement, dated May 18, 2022	8-K	000-54677	10.1	May 24, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS**	Inline XBRL Instance Document					X
101 SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X
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
Dated August 15, 2022

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated August 15, 2022