Form 10-Q
period 2022-09-30
CV Sciences, Inc.
filed 2022-11-14
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2022, the issuer had 150,104,789 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,139	$1,375
Accounts receivable, net	695	2,041
Inventory	7,226	8,624
Prepaid expenses and other	3,143	2,146
Total current assets	12,203	14,186

Property & equipment, net	635	1,717
Right of use assets	301	—
Intangibles	1,485	1,485
Other assets	557	678
Total assets	$15,181	$18,066

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,246	$2,624
Accrued expenses	9,720	10,915
Operating lease liability - current	114	—
Convertible notes	—	612
Debt, net	1,455	310
Total current liabilities	13,535	14,461

Operating lease liability	219	—
Deferred tax liability	62	62
Total liabilities	13,816	14,523

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $0.0001; 790,000 and 190,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 150,105 and 112,482 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	15	11
Additional paid-in capital	86,726	83,007
Accumulated deficit	(85,376)	(79,475)
Total stockholders' equity	1,365	3,543

Total liabilities and stockholders' equity	$15,181	$18,066
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Product sales, net	$3,751	$5,107	$12,336	$15,079
Cost of goods sold	2,189	2,749	8,348	8,073
Gross profit	1,562	2,358	3,988	7,006

Operating expenses:
Research and development	44	410	267	821
Selling, general and administrative	2,410	4,928	8,443	15,788
Total operating expenses	2,454	5,338	8,710	16,609

Operating loss	(892)	(2,980)	(4,722)	(9,603)

Gain on debt extinguishment	(127)	(2,945)	(127)	(2,945)
Interest expense	266	5	1,304	28
Loss before income taxes	(1,031)	(40)	(5,899)	(6,686)
Income tax expense	—	—	2	11
Net loss	(1,031)	(40)	(5,901)	(6,697)
Deemed dividend for beneficial conversion of Series A convertible preferred stock	—	—	920	—
Net loss attributable to common stockholders	$(1,031)	$(40)	$(6,821)	$(6,697)

Weighted average common shares outstanding, basic and diluted	146,530	109,115	133,651	107,099
Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$0.00	$(0.05)	$(0.06)
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2021	—	$—	112,482	$11	$83,007	$(79,475)	$3,543
Issuance of preferred stock and common stock warrants, net of issuance costs	1	280	—	—	274	—	554
Issuance of common stock from note conversion	—	—	6,804	1	1,228	—	1,229
Common stock issued for services	—	—	3,496	—	384	—	384
Stock-based compensation	—	—	—	—	516	—	516
Net loss	—	—	—	—	—	(2,217)	(2,217)
Balance at March 31, 2022	1	280	122,782	12	85,409	(81,692)	4,009
Conversion of preferred stock	(1)	(280)	10,000	1	279	—	—
Beneficial conversion charge for preferred stock conversion	—	(920)	—	—	920	—	—
Deemed dividend	—	920	—	—	(920)	—	—
Issuance of common stock from note conversion	—	—	7,173	1	388	—	389
Stock-based compensation	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(2,653)	(2,653)
Balance at June 30, 2022	—	—	139,955	14	$86,222	$(84,345)	$1,891
Issuance of common stock from note conversion	—	—	10,150	1	327	—	328
Stock-based compensation	—	—	—	—	177	—	177
Net loss	—	—	—	—	—	(1,031)	(1,031)
Balance at September 30, 2022	—	$—	150,105	$15	$86,726	$(85,376)	$1,365

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2020	—	$—	100,664	$10	$75,123	$(63,921)	$11,212
Issuance of common stock under equity commitment	—	—	6,127	1	3,221	—	3,222
Stock-based compensation	—	—	—	—	657	—	657
Net loss	—	—	—	—	—	(3,127)	(3,127)
Balance at March 31, 2021	—	—	106,791	11	79,001	(67,048)	11,964
Issuance of common stock from net exercise of stock options	—	—	2	—	—	—	—
Issuance of common stock under equity commitment	—	—	1,669	—	631	—	631
Stock-based compensation	—	—	—	—	912	—	912
Net loss	—	—	—	—	—	(3,530)	(3,530)
Balance at June 30, 2021	—	—	108,462	11	80,544	(70,578)	9,977
Issuance of common stock under equity commitment	—	—	1,484	—	399	—	399
Stock-based compensation	—	—	—	—	806	—	806
Net loss	—	—	—	—	—	(40)	(40)
Balance at September 30, 2021	—	$—	109,946	$11	$81,749	$(70,618)	$11,142
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(5,901)	$(6,697)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	923	746
Stock-based compensation	839	2,375
Loss on disposal of fixed assets	159	—
Note discount and interest expense	1,300	—
Employee retention credit benefit	(2,516)	—
Non-cash lease expense, net	44	284
Gain on lease modification	—	(906)
Gain on debt extinguishment	(127)	(2,945)
Other	361	220
Change in operating assets and liabilities:
Accounts receivable, net	1,172	(695)
Inventory	1,398	(36)
Prepaid expenses and other	1,483	916
Accounts payable and accrued expenses	(1,230)	417
Net cash flows used in operating activities	(2,095)	(6,321)

INVESTING ACTIVITIES
Purchases of property and equipment	—	(35)
Net cash flows used in investing activities	—	(35)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	554	—
Proceeds from issuance of convertible notes, net of issuance costs	954	—
Proceeds from issuance of note payable, net of issuance costs	1,577	—
Proceeds from issuance of common stock	—	4,212
Repayment of convertible notes	(675)	—
Repayment of note payable	(240)	—
Repayment of unsecured debt	(311)	(721)
Net cash flows provided by financing activities	1,859	3,491

Net decrease in cash, cash equivalents and restricted cash	(236)	(2,865)
Cash and cash equivalents, beginning of period	1,375	4,525
Cash and cash equivalents, end of period	$1,139	$1,660

Supplemental cash flow disclosure:
Interest paid	$4	$7

Supplemental disclosures of non-cash transactions:
Convertible note principal conversion into shares of common stock	$(1,284)	$—
Services paid with common stock	$384	$—
Right of use ("ROU") assets obtained in exchange for lease liability	$345	$—
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
Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company generated negative cash flows from operations of $2.1 million and $7.5 million, respectively. In addition, the Company had an accumulated deficit of $85.4 million as of September 30, 2022. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit. In March 2022, the Company closed a second tranche of its convertible note offering and a convertible preferred stock financing, which resulted in gross proceeds to the Company before closing expenses of approximately $1.0 million and $0.7 million, respectively. In addition, in August 2022, the Company issued and sold a secured promissory note to Streeterville Capital, LLC (the "Streeterville Note"), which resulted in net proceeds to the Company of $1.6 million. In connection with the sale and issuance of the Streeterville Note, on August 18, 2022, the Company entered into a Cancellation Agreement and Mutual General Release (the “Cancellation Agreement”) with an institutional investor, pursuant to which the Company paid the investor a total sum of $0.7 million in full satisfaction and repayment of those convertible promissory notes issued to the investor on March 25, 2022. Upon execution of the Cancellation Agreement, these notes, including the Company’s obligations thereunder, were canceled and terminated.
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In March and August 2022, the Company claimed employee retention credits, which are recognized as a reduction to general and administrative expenses of $2.5 million during the nine months ended September 30, 2022. The amount is included in prepaid expenses and other in the Company's condensed balance sheet as of September 30, 2022.
In connection with Company’s sale and issuance of the Streeterville Note, the Company agreed to pay Streeterville, within three trading days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, such amounts will be paid to Streeterville; provided, further, that if at least $1.0 million in CARES Act proceeds are not

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
remitted to Streeterville within 90 days of August 19, 2022, the outstanding balance under the Streeterville Note will be increased by 5%.
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
Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of September 30, 2022 and December 31, 2021, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of September 30, 2022 and December 31, 2021, as the interest rate on the debt approximates the rates available to the Company as of such dates. The estimated fair value for the convertible notes payable is not readily determinable because of the numerous provisions in the notes, including conversion terms. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2022 and December 31, 2021.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2022 and December 31, 2021.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2022 and December 31, 2021.

Revenues - The following presents product sales by retail (B2B) and e-commerce (B2C) channels for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,109	56.2%	$3,298	64.6%
E-Commerce sales (B2C)	1,642	43.8%	1,809	35.4%
Product sales, net	$3,751	100.0%	$5,107	100.0%

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$6,960	56.4%	$9,508	63.1%
E-Commerce sales (B2C)	5,376	43.6%	5,571	36.9%
Product sales, net	$12,336	100.0%	$15,079	100.0%
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
2.    BALANCE SHEET DETAILS
Inventory
Inventory as of September 30, 2022 and December 31, 2021 was comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$3,698	$4,023
Work in process	1,221	1,286
Finished goods	2,307	3,315
	$7,226	$8,624
The Company recorded inventory write-downs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. Inventory write-offs for the three and nine months ended September 30, 2021 were $0.1 million and $0.2 million, respectively.
Intangibles, net
Intangible assets consisted of in-process research and development with an indefinite life of $1.5 million as of September 30, 2022 and December 31, 2021.
Accrued expenses
Accrued expenses as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll expenses (1)	$8,467	$9,023
Other accrued liabilities	1,253	1,892
	$9,720	$10,915
(1) This includes a $6.7 million tax liability at both periods associated with a related party transaction, as discussed in Note 12.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3.    LEASES
In April 2022, the Company entered into a new lease agreement for its main office facility. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. The operating lease is included in "Right of use assets" on the Company's September 30, 2022 Condensed Balance Sheet, and represents the Company's right to use the underlying asset for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's September 30, 2022 Condensed Balance Sheet. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022. As of September 30, 2022, the Company had an operating lease obligation and operating lease asset of $0.3 million related to the new facility. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2022, the Company's total lease cost was immaterial.
Because the rate implicit in the lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

September 30, 2022
Remaining lease term (in months)	32
Discount rate	7.0%
Maturities of lease liabilities as of September 30, 2022 were as follows (in thousands):

Year ending December 31,
2022 (remaining three months)	$33
2023	135
2024	139
2025	60
367
Less imputed interest	(34)
Total lease liabilities	$333

Current operating lease liabilities	$114
Non-current operating lease liabilities	219
Total lease liabilities	$333
On July 12, 2021, the Company entered into a lease termination agreement for its main facility in San Diego, California. Under the agreement, the Company was required to vacate its facility no later than July 31, 2022. The Company recorded the transaction as a lease modification and remeasured its lease liability of $3.8 million as of July 12, 2021 to its remaining lease obligations of $0.1 million, with a corresponding adjustment to its right-of-use asset of $2.8 million. As a result, the Company recorded an associated gain from the lease modification of $0.9 million in its condensed statement of operations for the three months ended September 30, 2021. The Company ceased using the facility on June 2, 2022. In accordance with the agreement, the Company was entitled for a base rent reimbursement of $0.1 million from the landlord for the period from June 2, 2022 to July 31, 2022. The Company received the amount from its previous landlord during the three months ended September 30, 2022 and recorded the amount as reduction of "Selling, general and administrative expenses."

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
4.    CONVERTIBLE NOTES
On November 14, 2021, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”) providing for the sale and issuance in a series of registered direct offerings of senior convertible notes (“Notes”) in the aggregate original principal amount of up to $5.3 million (the “Offering”). On November 17, 2021, at the initial closing of this Offering, the Company sold and issued $1.06 million in aggregate principal amount of Notes to the Investor pursuant to a prospectus supplement to its effective shelf registration statement Form S-3 (Registration No. 333-237772) (the "Registration Statement"). The Notes had an OID of 6%, resulting in net proceeds to the Company of $1.0 million before other debt issuance costs, and mature on May 17, 2022. The Notes did not bear interest except upon the occurrence of an event of default. After the occurrence of an event of default, the Notes accrued interest at the rate of 15% per annum. The Notes were senior to other indebtedness of the Company.
The Notes had an initial fixed conversion price of $0.2611. The initial fixed conversion price was subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions and full-ratchet adjustment in connection with a subsequent offering at a per share price less than the fixed conversion price then in effect. Upon each additional closing, the fixed conversion price of all outstanding Notes was subject to downward adjustment if greater than the lower of (i) 120% of the closing bid price of the Company's common stock on the trading day immediately preceding such additional closing date; and (ii) 120% of the arithmetic average of the volume weighted average prices of the Company's common stock on the five trading days preceding the additional closing. The holder was able to convert any part of the Notes into shares of common stock at an “Alternate Conversion Price” equal to the lesser of (i) the fixed conversion price then in effect; (ii) the greater of the floor price of $0.01 and 90% of the arithmetic average of the three lowest daily volume weighted average prices of the Company's common stock during the ten trading days immediately prior to such conversion; and (iii) the greater of the floor price and 97% of the lowest sale price of the Company's common stock on the applicable conversion date.
In the event of the occurrence of an event of default, each holder of a Note could require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at the greater of the face value and a 15% redemption premium or (10% if such event of default is a price default) to the greater of the face value and the equity value of the common stock underlying the Notes. The equity value of the common stock underlying the Notes was calculated using the greatest closing sale price of the common stock on any trading day immediately preceding such event of default and the date the entire payment is made. Additionally, the Company had the option to redeem, at any time, any portion of the outstanding Notes in cash with a 15% redemption premium to the greater of the face value of the Notes or the equity value of its common stock.
On March 25, 2022, the Company sold and issued an additional $1.06 million in principal amount of the Notes under this Offering (the "Second Tranche"), which Notes were offered pursuant to a prospectus supplement to the Registration Statement. The Notes issued in the Second Tranche also have an OID of 6%, resulting in net proceeds of the Company of $1.0 million, before other debt issuance costs. The Notes issued in the Second Tranche had the same material terms as those issued in the first tranche, but were scheduled to mature on September 25, 2022. The Notes issued in the second tranche had an initial conversion price of $0.1508, and pursuant to the Notes, upon closing of second tranche, the initial conversion price of the Notes issued in the first tranche in November 2021 was adjusted down from $0.2611 to $0.1508 as well.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
into an aggregate of 3,751,971 shares of Company common stock at a conversion price of $0.04 per share. As a result, the Notes issued in November terminated.
During the three and nine months ended September 30, 2022, the volume weighted average price ("VWAP") of the Company's common stock was below $0.10 for more than 5 days, which constituted a price default in accordance with the Notes. As a result, from the date of such default and for so long as such default remained uncured, the Notes that remained outstanding accrued interest at a rate of 15% per annum. Following such default, the holder also added a 15% per annum default premium to the outstanding balance in accordance with the Notes.
During the three and nine months ended September 30, 2022, holders of certain Notes converted amounts payable under such Notes into an aggregate of 10,149,785 and 24,126,311 shares of Company common stock at a weighted average conversion price of $0.03 and $0.05 per share, resulting in a reduction of the Note balance of $0.3 million and $1.3 million, respectively. In addition, the Company recognized additional interest expense associated with the conversion of $0.6 million during the nine months ended September 30, 2022. Additional interest expense for the three months ended September 30, 2022 were immaterial.
On August 18, 2022, the Company entered into the Cancellation Agreement with the investor, pursuant to which the Company paid the investor a total sum of $675,000 in full satisfaction and repayment of the Notes issued in the Second Tranche. Upon execution of the Cancellation Agreement, the Notes issued in the Second Tranche, including the Company's obligations thereunder, were cancelled and terminated. As a result of the Cancellation Agreement, the Company recognized a gain on debt extinguishment of $127,000 and immediately expensed unamortized debt costs of $50,000.

5.    DEBT
Debt as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

	September 30, 2022	December 31, 2021
Note payable	$1,455	$—
Insurance financing	—	310
Total debt	$1,455	$310
Note Payable
In August 2022, the Company entered into a note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville the secured Streeterville Note in the original principal amount of $2.0 million. The Streeterville Note carries an original issuance discount of $400,000. The Company incurred additional debt issuance costs of $23,000. As a result, the Company received aggregate net proceeds of approximately $1.6 million in connection with the sale and issuance of the Streeterville Note. The Note matures on May 19, 2023 and the Company is required to make weekly repayments to Streeterville on the Note in the following amounts: (a) $40,000 for the first 8 weeks; and (b) $56,000 thereafter until the Streeterville Note is paid in full.
No interest will accrue on the Streeterville Note until an occurrence of an Event of Default, as defined in Section 4 of the Streeterville Note, if ever. The Streeterville Note provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, a cross-default to certain other indebtedness of the Company, the bankruptcy or insolvency of the Company or any significant subsidiary, monetary judgment defaults of a specified amount and other defaults resulting in liability of a specified amount. In the event of an occurence of an Event of Default by the Company, Streeterville may declare all amounts owed under the Streeterville Note immediately due and payable. Also, a late fee and interest penalty of equal to either 22% per annum or the maximum rate allowable under law, whichever is lesser, may apply to any outstanding amount not paid when due or that remains outstanding while an Event of Default exists.
The unpaid amount of the Streeterville Note, any interest, fees, charges and late fees accrued shall be due and payable in full within three (3) Trading Days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, provided, further, that if at least $1.0 million in CARES Act proceeds are not remitted to Streeterville within

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
ninety days of August 19, 2022, the outstanding balance under the Streeterville Note will be increased by five percent (5%). The Streeterville Note is secured by all of the Company’s assets as set forth in the Security Agreement dated August 19, 2022.
Insurance Financing
In October 2021, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $0.4 million and incurred interest at a rate of 4.17%. The Company was required to make monthly payments of $45,000 from November 2021 through July 2022. There was no outstanding balance as of September 30, 2022.
In November 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million and incurred interest at a rate of 6.32%. The Company is required to make monthly payments of $27,900 from November 2022 through July 2023.
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

6.    STOCKHOLDERS' EQUITY
Common Stock
On December 8, 2020, the Company entered into a Common Stock Purchase Agreement (the "SPA") with Tumim Stone Capital, LLC ("Tumim") to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provided, among other things, that the Company may direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company's shares. During the three and nine months ended September 30, 2021, the Company sold 1,483,632 and 9,279,988 shares of common stock pursuant to the SPA, and recognized proceeds of $0.4 million and $4.3 million, respectively. The Company and Tumim mutually agreed to terminate the SPA, effective November 15, 2021.
During the nine months ended September 30, 2022, the Company issued 3,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company.
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
Preferred Stock
On March 30, 2022, the Company closed a registered direct offering with an institutional investor for the issuance and sale of an aggregate of 700 shares of the Company's Series A Preferred Stock ("Preferred Stock") and warrants to purchase up to an aggregate of 10,000,000 shares of common stock, par value $0.0001 per share, for gross proceeds of $0.7 million, or net cash proceeds of $0.6 million after deducting $0.1 million related to placement agent’s fees and other offering expenses. Shares of the Preferred Stock had a stated value of $1,000 per share and were convertible into an aggregate of 10,000,000 shares of common stock at a conversion price of $0.07 per share at any time. The warrants have an exercise price of $0.10 per share. In addition, the Company issued designees of the placement agent warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.0875 per share, and their fair value of $0.1 million was recorded as an additional offering cost. In April

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
2022, the investor converted all of the 700 outstanding shares of Preferred Stock into an aggregate of 10,000,000 shares of common stock. The Company recognized a beneficial conversion charge of $0.9 million during the nine months ended September 30, 2022, which represents the in-the-money value of the conversion rate as of the date of conversion.
The Preferred Stock did not have any mandatory redemption provisions, contingently redeemable redemption provisions, preferential dividend rights, or liquidation preferences. The Preferred Stock had no voting rights, other than the right to vote as a class on certain matters, except that each share of Preferred Stock had the right to cast 170,000 votes per share of Preferred Stock, voting together as a single class with holders of Company common stock, on the proposals to (i) amend the Company’s Certificate of Incorporation to increase the number of shares of capital stock authorized for issuance thereunder from 200,000,000 to 800,000,000 and the authorized number of shares of common stock from 190,000,000 to 790,000,000 shares (the “Increase in Authorized”), and (ii) authorize the Company’s board of directors, at any time or times before May 30, 2025, to amend the Company’s Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding shares of common stock in a range of not less than 1-for-10 and not greater than 1-for-400, which were presented to the Company’s shareholders for approval, and were ultimately approved by the Company's shareholders, at the Company’s 2022 annual meeting of shareholders.
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
Warrants
The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	September 30, 2022	December 31, 2021
March 30, 2022	Equity	$0.1000	May 26, 2025	10,000,000	—
March 30, 2022	Equity	$0.0875	May 26, 2025	750,000	—
				10,750,000	—

7.    STOCK-BASED COMPENSATION
As of December 31, 2021, there were 38,976,000 shares of Company common stock authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1st of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Company’s Board of Directors. On January 1, 2022, the Company's Board of Directors elected not to add any shares to the 2013 Plan. In March 2022, the Company cancelled 9,000,000 outstanding stock options, of which 7,000,000 were previously granted under the 2013 Plan. On March 30, 2022, the Company's Board of Directors approved, and the Company adopted, an amendment to the 2013 Plan to reduce the number of shares available for issuance under the 2013 Plan by 8,000,000 shares. As of September 30, 2022, the Company had 7,221,000 authorized but unissued shares reserved and available for issuance under the 2013 Plan.
As of September 30, 2022, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.4 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	30,163	$0.49	5.5	$—
Granted	500	0.03	—	—
Exercised	—	—	—	—
Cancelled	(11,245)	0.51	—	—
Outstanding - September 30, 2022	19,418	0.47	3.6	—

Exercisable - September 30, 2022	18,138	0.48	3.3	—
Vested or expected to vest - September 30, 2022	19,418	$0.47	3.6	$—
The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. The above table includes 4,250,000 vested performance-based options as of September 30, 2022, which were issued to Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan. As of September 30, 2022, there were 6,750,000 remaining unvested stock options granted to Mona Jr. outside of the 2013 Plan which are not included in the above table. These stock options vest upon the completion of future performance conditions (refer to Note 12).

There were no stock options exercised during the nine months ended September 30, 2022. The intrinsic value of stock option exercises during the nine months ended September 30, 2021 was not material.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Volatility	120.0%	*	120.0%	133.7%
Risk-Free Interest Rate	3.0%	*	3.0%	0.9%
Expected Term (in years)	5.52	*	5.52	5.61
Dividend Rate	—%	*	—%	—%
Fair Value Per Share on Grant Date	$0.03	*	$0.03	$0.49
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
8.        NET LOSS PER SHARE
Net loss per common share is computed using the two-class method, which is required due to the participating nature of the Preferred Stock (as defined and discussed in Note 6). Except with respect to voting and conversion rights, the rights of the holders of the Company’s common stock and the Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses, and therefore, do not impact the Company’s net loss per share calculation as of September 30, 2022.
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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options	15,168	26,141	15,168	26,141
Performance stock options	11,000	13,000	11,000	13,000
Warrants	10,750	—	10,750	—
Total	36,918	39,141	36,918	39,141

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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). Defendants filed a motion to dismiss. On May 14, 2021, the District Court issued an order denying the motion to dismiss without prejudice but staying the action pending resolution of the Ina case. In addition to the Berry Complaint, five additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. This includes the most recent shareholder derivative action filed on April 13, 2021 by David Menna in the Superior Court of the State of California, County of San Diego. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. On July 28, 2022, the Company and the individual defendants involved in the case involving the Berry Complaint executed a global settlement agreement for the resolution of this action and the five other pending related shareholder derivative actions concerning the same underlying facts, pursuant to which neither the Company nor the individual defendants will pay any damages. The global settlement agreement contemplates the implementation by the Company of certain corporate reforms and payment of the plaintiffs’ total attorneys’ fees in the six related derivative actions, amounting to an aggregate of $275,000. On September 15, 2022, the Superior Court of the State of California issued an order granting preliminary approval of the settlement and setting a hearing for final approval of the settlement for November 14, 2022. The Company anticipates that all settlement payments will be paid through insurance.
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
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.’s employment agreement, which terminated certain severance and other post-termination compensation and benefits, as well as to recover amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license ("PSL") for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. The case was moved to an arbitration before the American Arbitration Association pursuant to the arbitration agreement in Mona Jr.'s employment agreement. Mona Jr. is seeking to obtain the terminated severance and other post-termination compensation and benefits under his employment agreement and reimbursement of legal fees associated with this action. On April 27, 2022, the arbitrator issued a final ruling awarding the Company amounts owed by Mona Jr. related to his purchase of the PSL and other advance payments made on Mona Jr.'s behalf for a total of $0.3 million, including prejudgment interest. The arbitrator also awarded Mona Jr. termination severance and other post-termination compensation and benefits under his employment agreement for a total of $0.6 million, including prejudgment interest. The net amount due to Mona Jr. of $0.3 million was paid to Mona Jr., net of applicable payroll taxes, during the three months ended September 30, 2022. Despite the Company's efforts to promptly pay the net amount awarded to Mona Jr., Mona Jr. filed a petition for confirmation of the arbitration award in the San Diego Superior Court case. On September 16, 2022, the court granted Mona Jr.'s petition to confirm the arbitration award. As of this date, no judgment has been entered on the arbitration award and the case remains pending.
On November 5, 2021, Mona Jr. filed a complaint against the Company in Nevada state court seeking to recover federal and state taxes from the Company associated with the RSU release in 2019 - refer also to Note 12. Related Parties, for further information. On December 22, 2021, the Company filed a motion to dismiss the complaint. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court ordered the case into arbitration. Management intends to vigorously defend the allegations.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents information by reportable operating segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Three months ended September 30, 2022:
Product sales, net	$3,751	$—	$3,751

Gross profit	$1,562	$—	$1,562
Research and development expense	44	—	44
Selling, general and administrative expense	2,409	1	2,410
Operating loss	$(891)	$(1)	$(892)

Three months ended September 30, 2021:
Product sales, net	$5,107	$—	$5,107

Gross profit	$2,358	$—	$2,358
Research and development expense	126	284	410
Selling, general and administrative expense	4,918	10	4,928
Operating loss	$(2,686)	$(294)	$(2,980)

	Consumer Products Segment	Specialty Pharmaceutical Segment	Consolidated Totals
Nine months ended September 30, 2022:
Product sales, net	$12,336	$—	$12,336

Gross profit	$3,988	$—	$3,988
Research and development expense	246	21	267
Selling, general and administrative expense	8,401	42	8,443
Operating loss	$(4,659)	$(63)	$(4,722)

Nine months ended September 30, 2021:
Product sales, net	$15,079	$—	$15,079

Gross profit	$7,006	$—	$7,006
Research and development expense	380	441	821
Selling, general and administrative expense	15,732	56	$15,788
Operating loss	$(9,106)	$(497)	$(9,603)
The Company's specialty and pharmaceutical segment includes intangible assets of $1.5 million as of September 30, 2022 and December 31, 2021. All other assets are included in the consumer products segment as of September 30, 2022 and December 31, 2021. The majority of the Company's sales are to U.S. based customers.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
11.    INCOME TAXES
For the three and nine months ended September 30, 2022 and 2021, the Company generated a net loss for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the net loss will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

12.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of September 30, 2022, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of September 30, 2022. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
Under Mona Jr.'s Employment Agreement, the 2,950,000 RSU's that were issued to Mona Jr. became vested as a result of the Company's agreement that his resignation from the Company was for Good Reason. The vesting of the RSU's resulted in taxable compensation to Mona Jr. and thus was subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses during the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has recorded the liability on its condensed balance sheet as of December 31, 2020 in an amount of $6.2 million which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. If the tax amount is not paid by Mona Jr., the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of September 30, 2022.
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
The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021, respectively, should be read in conjunction with our condensed financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.
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
We continue to work on our strategic review, which includes consideration of an inbound or outbound merger, sale, acquisition or other options for the Company as a whole or for any business segment.
Results of Operations
Revenues and gross profit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$3,751	$5,107	$(1,356)	(27)%	$12,336	$15,079	$(2,743)	(18)%
Cost of goods sold	2,189	2,749	(560)	(20)%	8,348	8,073	275	3%
Gross profit	$1,562	$2,358	$(796)	(34)%	$3,988	$7,006	$(3,018)	(43)%
Gross margin	41.6%	46.2%			32.3%	46.5%

Third Quarter 2022 vs. 2021

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,109	56.2%	$3,298	64.6%
E-commerce sales (B2C)	1,642	43.8%	1,809	35.4%
Product sales, net	$3,751	100.0%	$5,107	100.0%
We had net product sales of $3.8 million and gross profit of $1.6 million, representing a gross margin of 41.6% in the third quarter of 2022, compared with net product sales of $5.1 million and gross profit of $2.4 million, representing a gross margin of 46.2% in the third quarter of 2021. Our net product sales decreased by $1.4 million or 27% in the third quarter of 2022 when compared to third quarter 2021 results. The decline is primarily due to lower sales in our retail channel, mostly resulting from reduced sales to food, drug and mass ("FDM") accounts. The total number of units sold during the third quarter 2022 also decreased by 37% compared to the third quarter 2021, partially offset by higher sales price per unit of 17%. In addition, our revenues in the third quarter 2022 were negatively impacted by supply chain challenges with certain contract manufacturers. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the third quarter of 2022 increased as a percentage of revenue compared to the third quarter of 2021, mostly due to increases in inventory write-downs and higher product costs, partially offset by warehouse and production cost savings. The gross margin declined in the third quarter 2022 compared with 2021 primarily due to increased discounts, additional inventory write-downs and the impact of increased product cost.
First nine months 2022 vs. 2021

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$6,960	56.4%	$9,508	63.1%
E-commerce sales (B2C)	5,376	43.6%	5,571	36.9%
Product sales, net	$12,336	100.0%	$15,079	100.0%
We had net product sales of $12.3 million and gross profit of $4.0 million, representing a gross margin of 32.3% for the first nine months of 2022, compared with net product sales of $15.1 million and gross profit of $7.0 million, representing a gross margin of 46.5% in the first nine months of 2021. Our net product sales decreased by $2.7 million or 18% in the first nine months of 2022 when compared to the first nine months of 2021. The decline is primarily due to lower sales in our retail channel, mostly resulting from reduced sales to independent natural product retailers and FDM accounts. The total number of units sold during the first nine months of 2022 decreased by 14% compared to the first nine months of 2021, partially offset by higher sales prices in the second half of 2022.
The gross profit decrease of $3.0 million or 43% to $4.0 million for the nine months ended September 30, 2022 is mostly due to our decline in product sales. Gross margins decreased due to change in our sales mix, additional discounts provided during 2022 and additional inventory write-downs.
Research and development expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$44	$410	$(366)	(89)%	$267	$821	$(554)	(67)%
Percentage of product sales, net	1.2%	8.0%			2.2%	5.4%
Third quarter 2022 vs. 2021
Research and development (“R&D”) expense decreased by $0.4 million compared to the third quarter of 2021. The decrease is mostly related to lower R&D spend in our specialty pharmaceutical segment.
First nine months 2022 vs. 2021
R&D expense decreased to $0.3 million during the nine months ended September 30, 2022 compared to $0.8 million in the first nine months of 2021. The decrease is mostly related to lower R&D spend in our specialty pharmaceutical segment.

Selling, general and administrative expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands)				(in thousands)
Sales expense	$935	$1,244	$(309)	(25)%	$2,873	$3,772	$(899)	(24)%
Marketing expense	1,089	1,711	(622)	(36)%	3,691	5,244	(1,553)	(30)%
General & administrative expense	386	1,973	(1,587)	(80)%	1,879	6,772	(4,893)	(72)%
Selling, general and administrative	$2,410	$4,928	$(2,518)	(51)%	$8,443	$15,788	$(7,345)	(47)%
Percentage of product sales, net	64.2%	96.5%			68.4%	104.7%

Third quarter 2022 vs. 2021
Selling, general and administrative (“SG&A”) expense decreased to $2.4 million in the third quarter of 2022 compared to $4.9 million in the third quarter of 2021, which was primarily a result of the following:

•Sales expense decreased due to lower payroll and outside services fees.
•Marketing expense decreased due to lower payroll, stock-based compensation and reduced advertising expense.
•General and administrative ("G&A") expense decreased as a result of our ongoing efforts to reduce our overall cost structure. We were able to reduce our expense for rent, legal, professional services, insurance, payroll, depreciation and stock-based compensation. In addition, G&A expense in the third quarter 2022 decreased as a result of the recognition of the employee retention credit of $0.5 million, offset by the impact of the lease modification in the third quarter 2021.

First nine months 2022 vs. 2021
SG&A expense decreased to $8.4 million in the first nine months of 2022 compared to $15.8 million in the first nine months of 2021, which was a result of the following:

•Sales expense decreased due to lower payroll and outside services fees.
•Marketing expense decreased due to lower payroll, stock-based compensation and reduced advertising expense.
•G&A expense decreased due to lower rent, insurance, legal, professional services, payroll and stock-based compensation. In addition, G&A expense decreased as a result of the recognition of the employee retention credit of $2.5 million, partially offset by the impact of the lease modification during the nine month ended September 30, 2021.

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
A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2022 and 2021 is detailed below:

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Consumer Products		Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(1,030)		$(1)	$(1,031)	$254	$(294)	$(40)
Depreciation expense	63		—	63	345	—	345
Interest expense	266		—	266	5	—	5
Income tax expense	—	—	—	—	—	—	—
EBITDA	(701)		(1)	(702)	604	(294)	310
Stock-based compensation (1)	177		—	177	806	—	806
Employee retention credit benefit (2)	(523)		—	(523)	—	—	—
Gain on extinguishment of debt (3)	(127)		—	(127)	(2,945)	—	(2,945)
Gain on lease termination (4)	—		—	—	(906)	—	(906)
Adjusted EBITDA	$(1,174)		$(1)	$(1,175)	$(2,441)	$(294)	$(2,735)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Consumer Products	Specialty Pharma	Total	Consumer Products	Specialty Pharma	Total
	(in thousands)
Net loss	$(5,838)	$(63)	$(5,901)	$(6,200)	$(497)	$(6,697)
Depreciation expense	923	—	923	746	—	746
Interest expense	1,304	—	1,304	28	—	28
Income tax expense	2	—	2	11	—	11
EBITDA	(3,609)	(63)	(3,672)	(5,415)	(497)	(5,912)
Stock-based compensation (1)	839	—	839	2,374	1	2,375
Employee retention credit benefit (2)	(2,516)	—	(2,516)	—	—	—
Gain on extinguishment of debt (3)	(127)	—	(127)	(2,945)	—	(2,945)
Gain on lease termination (4)	—	—	—	(906)	—	(906)
Adjusted EBITDA	$(5,413)	$(63)	$(5,476)	$(6,892)	$(496)	$(7,388)

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
(3)Represents gain on extinguishment of debt related to the forgiveness of our PPP loan during the three and nine months ended September 30, 2021. For more information, please see Note 5, Debt, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. It also represents the gain on extinguishment of our convertible note during the three and nine months ended September 30, 2022. For more information, please see Note 4, Convertible Notes, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)Represents gain associated with lease termination agreement for our main facility during the third quarter 2021. For more information, please see Note 3, Leases, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
During the nine months ended September 30, 2022 and the year ended December 31, 2021, our primary sources of capital came from (i) cash flows from our operations, (ii) existing cash, (iii) government loans, and (iv) proceeds from third-party financings, including the sale of shares of our common stock and preferred stock, as well as convertible and non-convertible promissory notes, to certain investors. As of September 30, 2022, we had approximately $1.1 million of cash and negative working capital of approximately $1.3 million. During the nine months ended September 30, 2022 and the year ended December 31, 2021, we used cash in operating activities of approximately $2.1 million and $7.5 million, respectively.
We believe that a combination of factors, mainly consisting of the highly competitive environment, inflation and the continued effects of the COVID-19 pandemic, have adversely impacted our business operations for the three and nine months ended September 30, 2022 and the year ended December 31, 2021. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.

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
The CARES Act also provides an employee retention credit, which is a refundable tax credit against certain employment taxes of up to a maximum of $5,000 for each employee in 2020 and $7,000 per employee per quarter from January to September 2021. We determined that we qualify for the tax credit under the CARES Act and filed our amended tax returns in March and August 2022. We expect to receive $2.5 million of tax credits under the relief provisions. However, as discussed in further detail below, pursuant to the Streeterville Note, within three (3) Trading Days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, such amounts will be paid to Streeterville.
In November 2022, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.2 million, which incurs interest at an annual rate of 6.32%. We are required to make monthly payments of $27,900 from November 2022 through July 2023.
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
In November 2021, we entered into a Securities Purchase Agreement (the "November 2021 SPA"), in addition to certain other agreements, with an institutional investor providing for the sale and issuance in series of registered direct offerings of convertible promissory notes (each a "Note", and collectively, the "Notes") in the aggregate original principal amount of up to $5.3 million, which Notes were offered pursuant to prospectus supplements to the Company's shelf registration statement Form S-3 (Registration No. 333-237772). At the initial closing of the offering, we sold and issued Notes in the aggregate original principal amount of $1.06 million. The outstanding balance of the Notes issued in November, amounting to $151,772 was fully converted into an aggregate of 3,751,971 shares of our common stock at a price of $0.04 per share on or before May 31, 2022. The Notes had an original issue discount ("OID") of 6%, resulting in gross proceeds to the Company of $1.0 million at the initial closing.
On March 25, 2022, we sold and issued additional Notes in the aggregate principal amount of $1.06 million (the "Second Tranche"). The Notes issued in the Second Tranche also had an OID of 6%, resulting in gross proceeds of the Company of $1.0 million. The Notes issued in the Second Tranche were scheduled to mature on September 25, 2022.
The Notes did not bear interest except upon the occurrence of an event of default. After the occurrence of an event of default, the Notes accrued interest at the rate of 15% per annum.
In April 2022, the volume weighted average price ("VWAP") of the Company's common stock was below $0.10 for more than 5 days, which constituted a price default in accordance with the Notes. As a result, from the date of such default and for so long as such default remained uncured, the Notes that remained outstanding accrued interest at a rate of 15% per annum. Following such default, the holder also added a 15% per annum default premium to the outstanding balance in accordance with the Notes.
On August 18, 2022, we entered into the Cancellation Agreement and Mutual General Release (the “Cancellation Agreement”) with the holder of the Notes issued in March, pursuant to which we paid the investor a total sum of $675,000 in full satisfaction and repayment of the Notes issued in March. Upon execution of the Cancellation Agreement, the March Notes, including the Company’s obligations thereunder, were canceled and terminated.

The Notes were senior to other indebtedness of the Company. There was no outstanding balance on any of the Notes as of September 30, 2022.
On March 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which we agreed to issue and sell 700 shares of our Series A Convertible Preferred Stock (the "Preferred Stock"), which had limited voting rights, including "supervoting" rights equal to 170,000 votes per share of preferred stock on certain stockholder proposals, and warrants to purchase an aggregate of 10,000,000 shares of Company common stock. Shares of the Preferred Stock had a stated value of $1,000 per share and were convertible at any time into an aggregate of 10,000,000 shares of common stock at a conversion price of $0.07 per share. We received aggregate gross proceeds of $0.7 million before deducting placement agent’s fees and other offering expenses in connection with this offering. In April 2022, the investor converted all of the 700 outstanding shares of Preferred Stock into an aggregate of 10,000,000 shares of our common stock. We recognized a beneficial conversion charge of $0.9 million during the nine months ended September 30, 2022, which represents the in-the-money value of the conversion rate as of the date of the conversion.
In August 2022, we entered into a note purchase agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which we issued and sold to Streeterville a secured promissory note ("Streeterville Note") in the original principal amount of $2.0 million. The Streeterville Note carries an original issuance discount of $400,000. We incurred additional debt issuance costs of $23,000. As a result, received aggregate net proceeds of approximately $1.6 million in connection with the sale and issuance of the Streeterville Note. We are required to make weekly repayments to Streeterville on the Streeterville Note in the following amounts: (a) $40,000 for the first eight weeks; and (b) $56,000 thereafter until the Streeterville Note is paid in full. The unpaid amount of the Streeterville Note, any interest, fees, charges and late fees accrued shall be due and payable in full nine months from August 19, 2022 (the “Maturity Date”); provided, however, that within three (3) Trading Days of the Company's receipt of any employee retention credit funds owed under the CARES Act, such amounts will be paid to Streeterville; provided, further, that if at least $1.0 million in CARES Act proceeds are not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note will be increased by 5%. The Streeterville Note is secured by all of the Company’s assets.
During the first quarter of 2019, we issued 2,950,000 Restricted Stock Units ("RSU's") to our founder, former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."). The vesting of the RSU's is treated as a taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in our payroll tax filing at the time of vesting. During the year ended December 31, 2020, we reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr's W-2 for 2019. Although the primary tax liability is the responsibility of Mona Jr., we are secondarily liable and thus have recorded the liability on our balance sheet as of December 31, 2021 and September 30, 2022. The liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. As of September 30, 2022, Mona Jr. has not provided us with proof that he filed and paid his taxes for 2019. Refer to Note 12. Related Parties and Note 9. Commitments and Contingencies to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2022 and year ended December 31, 2021, the Company generated negative cash flows from operations of $2.1 million and $7.5 million, respectively, and had an accumulated deficit of $85.4 million as of September 30, 2022. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.
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

A summary of our changes in cash flows for the nine months ended September 30, 2022 and 2021 is provided below:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(2,095)	$(6,321)
Investing activities	—	(35)
Financing activities	1,859	3,491
Net decrease in cash and restricted cash	(236)	(2,865)
Cash, cash equivalents and restricted cash, beginning of period	1,375	4,525
Cash, cash equivalents and restricted cash, end of period	$1,139	$1,660

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
Cash used in operating activities was $2.1 million in the nine months ended September 30, 2022 compared to $6.3 million in the nine months ended September 30, 2021. This improvement in our cash usage in operating activities by $4.2 million was due to an increase in our changes in working capital of $2.2 million and our reduced net loss, adjusted for non-cash items of $2.0 million. Our changes in working capital improved primarily due to faster cash collections from accounts receivable and better inventory usage. Our net loss, adjusted for non-cash items, in the first nine months of 2022 declined by $2.0 million when compared to the first nine months of 2021. Our net loss declined by $0.8 million from $6.7 million in the first nine months of 2021 to $5.9 million in the first nine months of 2022. Non-cash adjustments declined by $1.2 million, as the benefit related to the employee retention credit offset recurring non-cash expenses during the first nine months of 2022. Recurring non-cash adjustments consists of depreciation, interest expense and stock-based compensation.
Investing Activities
Net cash used in investing activities were not material in the nine months ended September 30, 2022 and 2021.
Financing Activities
Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2022 compared to $3.5 million for the nine months ended September 30, 2021. Our financing activities for the nine months ended September 30, 2022 consisted of proceeds from issuance of Preferred Stock of $0.6 million, convertible notes of $1.0 million, and note payables of $1.6 million, partially offset by repayments of our insurance financing of $0.3 million and note payable of $0.2 million. Our financing activities for the nine months ended September 30, 2021 consisted of proceeds from issuance of common stock under our equity commitment of $4.2 million, partially offset by repayments of the insurance financing of $0.7 million.
Inflation
Our product costs have been impacted by inflation during the nine months ended September 30, 2022. Recent trends towards rising inflation may continue to adversely impact our business and corresponding financial position and cash flow.
Known Trends or Uncertainties
There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. During the three months ended September 30, 2022, we experienced supply chain constraints with the result that we were not able to fill all orders. Additionally, the recent trends towards rising inflation may also materially adversely our business and corresponding financial position and cash flows. Rising interest rates also present a recent challenge impacting the

U.S. economy, and although this has not had a material impact on the Company to date, it could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the recent general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
In July 2022, Dr. Joseph Maroon resigned as a member of our Board, as well as his role on the audit committee. On July 21, 2022, the Board appointed Dr. Jamie Corroon as a director on our Board, as well as member of our audit committee. Subsequent to the quarter ended September 30, 2022, on October 21, 2022, the Board appointed William McCorkle as a director on our Board, as well as member of our audit committee.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2022, the Company did not sell any unregistered equity securities that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. DEFAULTS UPON SENIOR SECURITIES
As discussed in further detail in Note 4 - Convertible Notes and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," above, the Company was in default on those Notes issued pursuant to the November 2021 SPA due to the VWAP of the Company's common stock falling below $0.10 for more than 5 trading days within a 20 day trading period, which constituted a Price Default under the Notes. On August 18, 2022, the Company entered into a Cancellation Agreement and terminated the remaining Notes. As a result, the Company's obligations under the Notes have been terminated, and the Company is no longer in default on the Notes.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.	8-K	000-54677	2.1	January 4, 2016
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021

3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Base Indenture between CV Sciences, Inc. and Wilmington Savings Fund	8-K	000-54677	4.1	November 15, 2021
4.3	Form of Supplemental Indenture	8-K	000-54677	4.2	November 15, 2021
4.4	Form of Senior Convertible Note	8-K	000-54677	4.3	November 15, 2021
4.5	Form of Second Supplemental Indenture	8-K	000-54677	4.2	March 28, 2022
4.6	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.7	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1	Note Purchase Agreement, dated August 19, 2022	8-K	000-54677	10.1	August 25, 2022
10.2	Secured Promissory Note, dated August 19, 2022	8-K	000-54677	10.2	August 25, 2022
10.3	Security Agreement, dated August 19, 2022	8-K	000-54677	10.3	August 25, 2022
10.4	Cancellation Agreement and Mutual Release, dated August 19, 2022	8-K	000-54677	10.4	August 25, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS**	Inline XBRL Instance Document					X
101 SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X
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
Dated November 14, 2022

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated November 14, 2022