Form 10-K
period 2022-12-31
CV Sciences, Inc.
filed 2023-03-30
CIK 1510964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number: 000-54677

CV Sciences, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0944974 (I.R.S. Employer Identification No.)

9530 Padgett Street, Suite 107, San Diego, CA 92126 (Address of principal executive offices) (Zip Code) Registrants telephone number, including area code 866-290-2157

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2022, the last day of the registrant's most recently completed second fiscal quarter, based upon the closing price of the registrant's common stock as reported by the OTC:QB Marketplace on such date, was approximately $6 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of March 24, 2023, the issuer had 152,104,789 shares of issued and outstanding common stock, par value $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CV SCIENCES, INC.
FORM 10-K

i

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public on the SEC’s Internet site at http://www.sec.gov.
In addition, on our Internet website, http://www.cvsciences.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The contents of our website are not incorporated in or otherwise to be regarded as part of this Annual Report on Form 10-K (this "Annual Report").
When we use the terms “CV Sciences”, “Company”, “we”, “our” and “us” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
FORWARD LOOKING STATEMENTS
This Annual Report, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this Annual Report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with OTC Markets; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; the volatility of our stock price; our ability to attract or retain qualified senior management personnel and research and development staff; the risk that our results could be adversely affected by natural disaster, public health crises (such as the recent outbreak of Coronavirus, or COVID-19), political crises, war, negative global climate patterns, or other catastrophic events; and other risks detailed from time to time in our filings with the SEC, or otherwise.
Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe to be accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications stated above and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements, except as required by applicable law. As a result, investors should not place undue reliance on these forward-looking statements.

ii

PART I
ITEM 1. BUSINESS
Overview
CV Sciences, Inc. ("CV Sciences," "we," "our" or "us") is a consumer wellness company specializing in hemp extracts and other proven, science-backed, natural ingredients and products, which are sold through a range of sales channels from business-to-business ("B2B") to business-to-consumer ("B2C"). Our +PlusCBD™ branded products are sold at select retail locations throughout the U.S. and are one of the top-selling brands of hemp extracts in the natural products market, according to SPINS, the leading provider of syndicated data and insights for the natural, organic and specialty products industry. We follow all guidelines for Good Manufacturing Practices (GMP) and the Company's products are processed, produced, and tested throughout the manufacturing process to confirm strict compliance with company and regulatory standards and specifications. With a commitment to science, +PlusCBD™ product benefits in healthy people are supported by human clinical research data, in addition to three published clinical case studies available on PubMed.gov. +PlusCBD™ was the first hemp extract supplement brand to invest in the scientific evidence necessary to receive self-affirmed Generally Recognized as Safe ("GRAS") status. Our primary offices and facilities are located in San Diego, California. Our common stock is traded on the OTC:QB market, under the trading symbol CVSI.
We also operate a drug development program focused on developing and commercializing cannabidiol ("CBD")-based novel therapeutics.
Current Operations
We currently manufacture and distribute more than 50 products and expect to continue to add new products to our portfolio to enhance our line of hemp-based CBD and herbal supplements. We also expect to develop and launch new product lines and brands to address consumer needs and demand. Our mission and core values inform our product development and market positioning.
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
We develop, manufacture, market and sell herbal supplements and CBD products under the following brands: PlusCBD™, ProCBD™, HappyLane™, CV™Acute, CV™Defense, and PlusCBD™ Pet in the Health Care market sector including nutraceutical, beauty care, specialty foods, and pet products.

•PlusCBD™ - Our award-winning line of products available in softgel, tinctures, topicals, and gummies. It was our first brand to market, released in 2014, and is the top-selling brand of hemp-derived CBD in the natural product retail market. PlusCBD™ is backed by published research, third party safety testing, and rigorous quality standards.
•PlusCBD™ Pet - Products under our PlusCBD™ Pet brand offer all the hemp extract benefits offered by PlusCBD™ for human use, but they are formulated just for cats and dogs. PlusCBD™ Pet provides physical and emotional support to help address the stress and physical discomfort keeping pets from being their best. Available in easy to use liquids and flavors: beef, chicken, salmon, and peanut butter.
•ProCBD™ - Products under our ProCBD™ brand are available exclusively through health practitioners. These clinical strength formulas are designed to fit seamlessly with patient care plans. Available in softgels, liquids, and roll-ons.

•HappyLane™ - Our worry-free CBD for those looking to avoid even trace amounts of THC. HappyLane™ features different softgels, roll-ons, liquids, chews, and gummies in unique flavors and easy to use form factors, all with less than 0.00% THC.
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
We are also developing cannabinoids intended to treat medical indications. Cannabinoids are compounds derived from the Cannabis sativa plant, which contains two primary cannabinoids, CBD and tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has promising results in treating a range of medical indications. We acquired drug development assets utilizing CBD as the active pharmaceutical ingredient in our CanX acquisition.
Our first product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. There are currently no drugs approved by the U.S. Food and Drug Administration (“FDA”) for treatment of smokeless tobacco use and addiction. The worldwide smokeless tobacco addiction treatment market is estimated at greater than $2 billion. We believe this product candidate will provide treatment options for this significant unmet medical need. CVSI-007 is based on proprietary formulations, processes and technology. In May 2016, we filed a patent application for the technology implemented for CVSI-007 with the U.S. Patent and Trademark Office ("USPTO"). On May 19, 2020, we received a formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We are pursuing similar patent protection in other key markets throughout the world. As of December 31, 2022, our patent has been granted in 10 countries, including the United States, Australia, Canada, Germany, Spain, France, Great Britain, Italy, Netherlands, and Japan.
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
During the year ended December 31, 2022, management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delaying of certain expenses related to our drug development activities in order to ensure the success of our business. In addition, on July 12, 2021, we entered into a lease termination agreement for our old facility located in San Diego, California. Our old facility consisted of approximately 30,000 square feet of leased office, production, lab and warehouse space and had a total lease obligation of $3.8 million. We ceased using the old facility on June 2, 2022. Our new facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego with a total lease obligation of $0.4 million. During the year ended December 31, 2022, we started outsourcing the majority of our manufacturing, warehousing and fulfillment functions.
Description of our Subsidiaries
CV Sciences was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. On July 25, 2013, CannaVest Corp., a Texas corporation (“CannaVest Texas”), merged with CV Sciences, a wholly-owned Delaware subsidiary of CannaVest Texas, to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, we filed a Certificate of Amendment of Certificate of Incorporation reflecting our corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, we amended our Bylaws to reflect our corporate name change to “CV Sciences, Inc.” As of the date of this Annual Report, we do not own any interest in any subsidiaries.
Government Regulation

We are subject to local and federal laws and regulations pertaining to the sale of hemp derived CBD products in our operating jurisdictions. We maintain required licenses for sourcing, manufacturing, and distribution; we also monitor changes in laws, regulations, treaties, and agreements on a continuous basis. We derive our revenue from the manufacture, marketing and distribution of hemp extracts and other proven, science-backed, natural ingredients and products.
The Agriculture Improvement Act of 2018, known as the "2018 Farm Bill", is United States federal legislation signed into law on December 20, 2018, that provides the legal framework for hemp-based products. The 2018 Farm Bill permanently removed “hemp” from the purview of the Controlled Substances Act, and accordingly, the U.S. Drug Enforcement Administration (“DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. One of the immediate impacts from this legislation included the ability for hemp farmers to access crop insurance and U.S. Department of Agriculture (“USDA”) programs for competitive grants.
Notwithstanding the removal of the DEA from enforcement of hemp regulations, the U.S. Food and Drug Administration (“FDA”) retains authority to regulate ingestible and topical hemp products, including hemp extracts that contain CBD, at the federal level. Moreover, states have retained regulatory authority through their own analogues to the Federal Food, Drug, and Cosmetic Act ("FDCA"), and the laws and regulations of certain states diverge from the laws and regulations of other states as well as from the federal treatment of the use of hemp as, or in, food, dietary supplements or cosmetic products. Each state also has a certain level of discretion to develop and implement its own laws and regulations governing the manufacturing, composition, marketing, labeling and sale of hemp products, which has created a patchwork of different regulatory schemes applicable to such products throughout the U.S. We actively monitor federal and state regulations and proposed regulations to ensure compliance.
In conjunction with the enactment of the 2018 Farm Bill, the FDA released a statement about the regulatory status of CBD. The statement noted that the 2018 Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the FDCA and Section 351 of the Public Health Service Act. This authority allows the FDA to continue enforcing the law to protect the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the 2018 Farm Bill. The FDA’s CBD enforcement discretion and regulatory actions with regards to CBD provide regulatory guidance to the CBD industry.
The FDA has consistently taken the position that CBD is prohibited from use as an ingredient in food and dietary supplements. This stems from its interpretation of the exclusionary clauses in the FDCA because CBD has been approved as a prescription drug and is the subject of substantial clinical investigations as a drug, which have been made public. The exclusionary clauses under the FDCA provide that a substance that has been approved or has been subject to substantial clinical investigations as a drug may not be used in a food or dietary supplement, unless the substance was first marketed in a food or dietary supplement prior to the initiation of substantial clinical investigations of the substance as a drug. The exclusionary clause does not apply to cosmetics. Cosmetics containing CBD could be viewed as drug products by the FDA if disease claims are made, or if the FDA determines the use of CBD in the product has a structure or function effect on the body (i.e., a drug effect).
To date, and to our knowledge based upon publicly available information, the FDA has neither issued regulations elaborating on the exclusionary clauses nor has it taken any enforcement action in the courts asserting a violation of the exclusionary clauses. However, the FDA has issued a number of warning letters to companies unlawfully marketing CBD products. In many of these cases, the manufacturers made unsubstantiated claims about the product being effective for the treatment of medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19), despite not having obtained drug approvals. Other warning letters were issued to companies for a variety of reasons, including: marketing CBD products as dietary supplements despite those products which contain CBD not meeting the definition of a dietary supplement; adding CBD to human and animal foods and marketing CBD products for infants and children and other vulnerable populations; selling CBD products that people may confuse for traditional foods or beverages and that may result in unintentional consumption or overconsumption of CBD; and selling unapproved animal drugs containing CBD that are intended for use in food-producing animals. Some of these letters were co-signed by the U.S. Federal Trade Commission ("FTC") and cited the companies for making claims about the efficacy of CBD and other ingredients which were not substantiated by competent and reliable scientific evidence. In December 2020, the FTC announced it had entered into settlement agreements with six companies marketing CBD products including oils, gummies, creams, and others with deceptive health claims about serious health conditions. The settlements included monetary penalties ranging from $20,000 to $85,000. The FTC announced another such enforcement action and settlement in May 2021, ordering consumer redress of over $30,000. The FDA has also issued warning letters to dietary supplement manufacturers objecting to the designation of CBD infused products as dietary supplements on the basis that CBD was not a permissible dietary supplement ingredient.

The FDA periodically updates its “Consumer Update” on CBD. Through these Consumer Updates, the FDA has noted that it has approved only one CBD product, a prescription drug product to treat three rare, severe forms of epilepsy. The FDA has also stated that it is illegal to market CBD by adding it to a food or labeling it as a dietary supplement, that the FDA has seen only limited data about CBD safety, which data indicates that there are real risks that need to be considered before taking CBD for any reason and that some CBD products are being marketed with unproven medical claims and are of unknown quality.
The FDA has stated that it recognizes the potential opportunities and significant interest in drug and other consumer products containing CBD, is committed to evaluating the agency’s regulatory policies related to CBD and has established a dedicated internal working group, the Cannabis Product Committee, to explore potential pathways for various types of CBD products to be lawfully marketed. The FDA held a public hearing in May 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds. The rules and regulations and enforcement in this area continue to evolve and develop. In July 2020, the FDA sent to the White House Office of Management and Budget (the “OMB”) for review a draft guidance, “Cannabidiol Enforcement Policy,” the details of which were not made public. This guidance remained under review at the OMB until January 2021, when it was withdrawn by the FDA as a part of the regulatory moratorium Executive Order issued by President Biden. On January 26, 2023, the FDA stated its views publicly that a new regulatory pathway for CBD is needed and it is prepared to work with Congress to create such a pathway. The timeline for further CBD policy development remains uncertain while the administration and the FDA face competing regulatory priorities.
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
The growth and demand for online commerce has resulted in more stringent consumer protection laws, at both state and federal levels, that impose additional compliance burdens on online companies. These laws cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, product safety, content and quality of products and services, taxation, electronic contracts and other communications and information security.
There is uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel, and personal privacy apply to the internet and commercial online services. These issues are predicted to take years to resolve. For example, tax authorities in some states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce. Furthermore, new state tax regulations may subject CV Sciences to additional state sales and income taxes. Other areas that may result in significant additional taxes or regulatory restrictions include, without limitation, new legislation or regulation; the application of laws and regulations from jurisdictions whose laws do not currently apply, or the application of existing laws and regulations to the internet and commercial online services. These taxes or restrictions could have an adverse effect on our cash flow, output, and overall financial condition. Furthermore, there is a possibility that we may be financially responsible for past failures to comply with requirements.
Sales and Distribution
Our products are currently sold online through our websites (www.pluscbdoil.com and www.cvsciences.com), select distributors, brick and mortar retailers, and select e-tailers. We have relationships with wholesalers, distributors and retailers across the food, drug and mass ("FDM"), natural product, specialty, and professional market industries. We utilize our knowledgeable partners to display and present our products to customers in their brick and mortar stores. These relationships are important to ensure consumers across a variety of sales channels have access to our products. These partnerships and our expansive distribution allow us to build consumer trust in our brand and products. We have additional partners in the natural product channel to service our retail customers by stocking and displaying products and explaining product attributes and health benefits. We also utilize e-commerce platforms to reach consumers and guide them through the CBD buying process as we believe consumers rely heavily on digital research.
36% of our net revenue for the year ended December 31, 2022 was attributable to sales of new products launched since May 2021. During this time period, we launched the following new products:
•PlusCBDTM Calm and Sleep, to support healthy stress response and improve sleep cycles,
•PlusCBDTM Relief Softgels, to promote healthy inflammatory response and manage occasional soreness,
•PlusCBDTM Pain Relief topicals, to pinpoint sources of minor pain and aches, and

•ProCBDTM, a full product line exclusively through health care practitioners.
Markets, Geography, Seasonality, and Major Customers
Our products are predominantly sold in North America and primarily in the retail space. Based on our current and historical balance sheets and statement of operations, it does not appear that our business or operations experience any seasonality with respect to our sales, as any such seasonality appears to be unpredictable. Although we believe our customers’ historical buying patterns and budgetary cycles may be a factor that impacts our annual and quarterly sales results, we are not able to reliably predict our sales based on seasonality because outside factors (timing of orders, introduction of new products, and other economic factors impacting our industry) can also substantially impact our sales patterns during the year.
Furthermore, because the majority of our sales are spread amongst various retailers, distributors, and direct consumers, our largest customer only accounted for approximately 2% of our sales in the year ended December 31, 2022. As a result, we do not believe our financial condition and results of operations is dependent on any one particular major customer.
Working Capital Items
We believe that our inventory levels are currently adequate for our short-term needs based upon present level of demand. We consider our products to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs.
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
In May 2016, we filed a patent application for our product candidate CVSI-007 with the USPTO. On May 19, 2020, we received formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We are pursuing similar patent protection in other key markets throughout the world. As of December 31, 2022, our patent has been granted in 10 countries, including the United States, Australia, Canada, Germany, Spain, France, Great Britain, Italy, Netherlands, and Japan.
We review our intellectual property portfolio on a periodic basis, and we will continue to broaden our portfolio in a fiscally prudent manner. In addition to our trademarks (both registered and unregistered) and patents, we rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights.
Research and Development
Our research and development costs have consisted primarily of salaries and related personnel expense, facilities and equipment expense and other costs. We charge all research and development expenses to operations as incurred in the ongoing development of new consumer products and in development of our drug candidate CVSI-007. We established a cross-functional innovation process for our consumer products development using a modified stage gate process. Our new product development activities include ideation and feasibility, product development, scaleup and validation, and product launch. We incurred research and development expenses of $0.3 million and $1.2 million, respectively, for the years ended December 31, 2022 and 2021.

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
We are committed to producing quality products and testing transparency. Our goals include the optimization of our product manufacturing processes and the sourcing of reliable, high-quality raw materials. Our testing procedures are robust and comprehensive, starting with a supply chain built through our supplier verification program. All incoming cannabinoid ingredients are required to be first tested by the supplier at an independent, ISO accredited, third-party laboratory before they reach our production facilities and a Certificate of Analysis provided with each delivery. We then have the cannabinoid ingredients re-tested by an independent, ISO accredited, third-party laboratory to verify the supplier results before they are released into our production process. Final verification is performed by an independent ISO accredited third-party laboratory to ensure the finished products meet our high standards.
We are dedicated to providing the highest quality CBD consumer products on the market. We strive to meet or exceed the FDAs GMP guidelines. These guidelines provide a system of processes, procedures and documentation to assure a product has the identity, strength, composition, quality and purity that appear on its label. Our third party manufacturers use FDA-registered facilities, which are independently GMP certified and subject to continuing independent audit and certification.
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
Employees
We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. As of December 31, 2022, we had a total of 44 employees, which included 42 full-time and 2 part-time employees, compared to 71 employees as of December 31, 2021. As discussed elsewhere in this Annual Report, during the year ended December 31, 2022, we reduced our employee headcount in connection with our efforts to decrease our costs. In addition to our full-time employees, we contract with third-parties for the conduct of certain marketing, sales and manufacturing efforts as well as certain preclinical, clinical and manufacturing activities related to drug development efforts. Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we took actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our employees, so they could more safely and effectively perform their work. We have no collective bargaining agreements with our employees, and none are represented by labor unions. Management believes the Company has good relationships with its employees.
Company Websites
We maintain a corporate Internet website at: www.cvsciences.com. In addition, we sell our products online at: www.pluscbdoil.com. The contents of these websites are not incorporated in or otherwise to be regarded as part of this Annual Report.
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

ITEM 1A. RISK FACTORS
Not required for “smaller reporting companies” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2022, our primary facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego, California. The lease term is three years through May 31, 2025 with a total lease obligation of approximately $0.4 million. On July 12, 2021, we entered into a lease termination ("Termination Agreement") agreement for our old facility located in San Diego. Under the Termination Agreement, we needed to vacate our old facility no later than July 31, 2022. We ceased using the old facility on June 2, 2022. In accordance with the agreement, we received a base rent reimbursement of $0.1 million from the landlord for the period from June 2, 2022 to July 31, 2022. Please see Note 14, Leases, to our financial statements included in Part IV in this Annual Report for more information.
We believe that our existing facility is sufficient to accommodate our current business operations.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, to our financial statements included in Part IV in this Annual Report.

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
Holders of Common Stock
As of March 24, 2023, there were 30 registered holders of our common stock. The actual number of holders of our common stock is greater than the number of registered holders, and includes holders who are beneficial owners, but whose securities are held in "nominee" or "street name" by brokers or other nominees.
Dividend Policy
No cash dividends were paid on our common stock in the 2022 and 2021 fiscal years and the Board of Directors has not considered any change in this practice, nor does it expect to consider any such change in this practice in the foreseeable future.
The payment of cash dividends in the future, if ever, will be determined by our Board of Directors, in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends.
Equity Compensation Plan Information
See Part III, Item 12. "Securities Ownership of Certain Owners and Management and Related Stockholder Matters" of this Annual Report for information regarding securities authorized for issuance under equity compensation plans.

Unregistered Sales of Equity Securities
During the quarter ended December 31, 2022, we issued an aggregate of 2,000,000 restricted shares of common stock of the Company to our legal counsel as consideration for legal services provided. The shares were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933 and/or Section 506 of Regulation D promulgated thereunder.
Except as set forth above, the Company did not sell any other unregistered equity securities during the period covered by this Annual Report that were not otherwise disclosed in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.
Issuer Repurchases of Equity Securities
We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of various factors, many of which are out of our control. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.
OVERVIEW

We are a consumer wellness company specializing in hemp extracts and other proven, science-backed, natural ingredients and products, which are sold through a range of sales channels from B2B to B2C. Our +PlusCBD™ branded products are sold at select retail locations throughout the U.S. and are one of the top-selling brands of hemp extracts in the natural products market, according to SPINS, the leading provider of syndicated data and insights for the natural, organic and specialty products industry. We follow all guidelines for GMP and the Company's products are processed, produced, and tested throughout the manufacturing process to confirm strict compliance with company and regulatory standards and specifications. With a commitment to science, +PlusCBD™ product benefits in healthy people are supported by human clinical research data, in addition to three published clinical case studies available on PubMed.gov. +PlusCBD™ was the first hemp extract supplement brand to invest in the scientific evidence necessary to receive self-affirmed GRAS status. Our primary offices and facilities are located in San Diego, California. Our common stock is traded on the OTC:QB market under the trading symbol CVSI.
We also have a drug development program focused on developing and commercializing CBD-based novel therapeutics.
We continue to work on our strategic review, which includes consideration of an inbound or outbound merger, sale, acquisition or other options for the Company.

Results of Operations
Comparison of the Years ended December 31, 2022 vs. December 31, 2021
Revenues and gross profit

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Product sales, net	$16,205	$20,048	$(3,843)	(19)%
Cost of goods sold	10,655	11,432	(777)	(7)%
Gross profit	$5,550	$8,616	$(3,066)	(36)%
Gross margin	34.2%	43.0%

Revenue by channel

	Year ended December 31, 2022		Year ended December 31, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Business-to-business ("B2B") sales	$9,040	55.8%	$12,548	62.6%
Business-to-consumer ("B2C") sales	7,165	44.2%	7,500	37.4%
Product sales, net	$16,205	100.0%	$20,048	100.0%
We had product sales of $16.2 million and gross profit of $5.6 million, representing a gross margin of 34.2% in 2022 compared to product sales of $20.0 million and gross profit of $8.6 million, representing a gross margin of 43.0% in 2021. Our net product sales decreased by $3.8 million or 19% in 2022 when compared to 2021. The decline is primarily due to lower retail sales in our retail channel, mostly resulting from reduced sales to independent natural product retailers and FDM accounts. The total number of units sold during the year ended December 31, 2022 decreased by 22% compared to the year ended December 31, 2021, partially offset by higher sales prices of 3% in the second half of 2022. Our revenue in 2022 was negatively impacted by supply chain challenges with certain contract manufacturers. In addition, 36% of our net revenue for the year ended December 31, 2022 was from new products launched since May 2021. During this time period, we launched the following new products:
•PlusCBDTM Calm and Sleep, to support healthy stress response and improve sleep cycles,
•PlusCBDTM Relief Softgels, to promote healthy inflammatory response and manage occasional soreness,
•PlusCBDTM Pain Relief topicals, to pinpoint sources of minor pain and aches, and
•ProCBDTM, a full product line exclusively through health care practitioners.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in 2022 increased as a percentage of revenue compared to 2021, mostly due to higher product costs, partially offset by warehouse and production cost savings. The gross profit decrease of $3.1 million or 36% to $5.6 million in 2022 was mostly driven by the decline in product sales. Gross margins decreased from 43.0% in 2021 to 34.2% in 2022. The decrease is primarily due to higher overhead cost and associated volume deleverage and increased production cost.
Research and development expense

	Year ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Research and development expense	$307	$1,185	$(878)	(74)%
Percentage of product sales, net	1.9%	5.9%
Research and development (“R&D”) expense decreased to $0.3 million in 2022 compared to $1.2 million in 2021. The decrease is mostly related to reduced activities in our drug development program of $0.7 million as a result of reduced activities for preclinical work, development cost associated with the active pharmaceutical ingredient ("API") and expenses paid to outside consultants. The remaining decrease in R&D expense is related to reduced new product development activities for our consumer products.
Selling, general and administrative expense

	Year ended December 31, 2022		Year ended December 31, 2021
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Sales expense	$3,773	23.3%	$4,889	24.4%
Marketing expense	4,425	27.3%	7,056	35.2%
General & administrative expense	3,892	24.0%	13,932	69.5%
Selling, general and administrative expense	$12,090	74.6%	$25,877	129.1%
Selling, general and administrative (“SG&A”) expenses decreased by $13.8 million, or 53%, to $12.1 million in 2022, from $25.9 million in 2021. Additionally, SG&A expense as percentage of product sales, net decreased from 129.1% in 2021 to 74.6% in 2022.
•Sales expense decreased due to lower payroll, commission, technology expense and outside services fees. Payroll decreased as a result of lower sales employee headcount. Commission expense decreased as a result of lower B2B sales.
•Marketing expense decreased due to lower payroll, stock-based compensation and reduced marketing activities.
•General and administrative ("G&A") expense decreased by $10.0 million compared to 2021, of which $3.8 million was due to lower impairment charges in 2022 compared to 2021. In 2022, we recorded an intangible asset impairment charge of $1.2 million compared to a goodwill and intangible asset impairment charge of $5.0 million in 2021. In addition, G&A expense in 2022 decreased as a result of the recognition of the employee retention credit of $2.5 million, offset by the impact of the lease modification of $0.7 million in 2021. The remaining decrease of $4.4 million is a result of our ongoing efforts to reduce our overall cost structure. We were able to reduce our expenses for rent, legal, professional services, insurance, payroll, depreciation and stock-based compensation.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent generally accepted accounting principles ("GAAP") measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net loss plus depreciation expense and interest expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it helps to provide insights in trends in our business in addition to GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
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
Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Annual Report, including our financial statements, to aid in their analysis and understanding of our performance and in making comparisons.
A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2022 and 2021 is detailed below:

	Year ended December 31,
	2022	2021
Net loss	$(8,214)	$(15,554)
Depreciation	992	1,153
Interest expense	1,541	140
Income tax benefit	(47)	(87)
EBITDA	(5,728)	(14,348)
Stock-based compensation (1)	1,009	3,210
Gain on extinguishment of debt (2)	(127)	(2,945)
Gain on lease termination (3)	—	(906)
Goodwill and intangible asset impairment (4)	1,234	5,033
Employee retention credit benefit (5)	(2,516)	—
Adjusted EBITDA	$(6,128)	$(9,956)

(1)Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 10, Stock-Based Compensation, to our financial statements included in Part IV in this Annual Report.
(2)Represents gain on extinguishment of debt related to the forgiveness of our PPP loan during the year ended December 31, 2021. For more information, please see Note 8, Debt, to our financial statements included in Part IV in this Annual Report. It also represents the gain on extinguishment of our convertible note during the year ended December 31, 2022. For more information, please see Note 7, Convertible Note, to our financial statements included in Part IV in this Annual Report.
(3)Represents gain associated with the lease termination agreement for our main facility during the year ended December 31, 2021. For more information, please see Note 14, Leases, to our financial statements included in Part IV in this Annual Report.
(4)Represents the goodwill and intangible asset impairment charge. For more information, please see Note 5, Goodwill and Intangible Assets, to our financial statements included in Part IV in this Annual Report.
(5)Represents benefits related to the employee retention credit. For more information, please see Note 2, Summary of Significant Accounting Policies, to our financial statements included in Part IV in this Annual Report.

Liquidity and Capital Resources
During the year ended December 31, 2022, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, (iii) government loans, and (iv) proceeds from third-party financings, including the sale of shares of our common stock and convertible preferred stock, as well as convertible and non-convertible promissory notes, to certain investors. As of December 31, 2022, we had approximately $0.6 million of cash and negative working capital of approximately $2.2 million. During the year ended December 31, 2022, we used cash in operating activities of approximately $1.9 million.
We believe that a combination of factors, mainly consisting of the highly competitive environment and the continued effects of the COVID-19 pandemic, have adversely impacted our business operations for the year ended December 31, 2022. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.
Furthermore, COVID-19 and international conflicts still continue to have an impact on worldwide economic activity, and the ongoing effects thereof, amongst other factors, have adversely impacted, and may continue to adversely impact, many aspects of our business. Management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delaying of certain expenses related to our drug development activities. In addition, on July 12, 2021, we entered into a lease termination agreement for our old facility located in San Diego, California. Our old facility consisted of approximately 30,000 square feet of leased office, production, lab and warehouse space and had a total lease obligation of $3.8 million. We ceased using the old facility on June 2, 2022. Our new facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego, with a total lease obligation of $0.4 million. During the year ended December 31, 2022, we started outsourcing the majority of our manufacturing, warehousing and fulfillment functions. To the extent that we feel it is necessary and in the best interest of the Company and our shareholders, we may also take further actions that alter our operations in order to ensure the success of our business.
CARES Act
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
The CARES Act also provides an employee retention credit, which is a refundable tax credit against certain employment taxes of up to a maximum of $5,000 for each employee in 2020 and $7,000 per employee per quarter from January to September 2021. We determined that we qualify for the tax credit under the CARES Act and filed our amended tax returns in March and August 2022. We expect to receive $2.5 million of tax credits under the relief provisions. However, as discussed in further detail below, pursuant to the Streeterville Note, within three trading days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, such amounts must be paid to Streeterville pursuant to the terms of the Streeterville Note.
First Insurance Funding Agreements
In November 2022, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.2 million, which incurs interest at an annual rate of 6.32%. We are required to make monthly payments of $27,900 from November 2022 through July 2023. The outstanding balance as of December 31, 2022 was $0.2 million.
In October 2021, we entered into a financing agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.4 million and incurred interest at a rate of 4.17%. We were required to make monthly payments of $45,000 from November 2021 through July 2022. There was no outstanding balance as of December 31, 2022.
Tumim SPA

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
November 2021 SPA
In November 2021, we entered into a Securities Purchase Agreement (the "November 2021 SPA"), in addition to certain other agreements, with an institutional investor providing for the sale and issuance in series of registered direct offerings of convertible promissory notes (each a "Note", and collectively, the "Notes") in the aggregate original principal amount of up to $5.3 million, which Notes were offered pursuant to prospectus supplements to the Company's shelf registration statement Form S-3 (Registration No. 333-237772). At the initial closing of the offering, we sold and issued Notes in the aggregate original principal amount of $1.06 million. The Notes issued in November were fully converted into an aggregate of 12,597,580 shares of our common stock at a price of $0.08 per share . The Notes had an original issue discount ("OID") of 6%, resulting in gross proceeds to the Company of $1.0 million at the initial closing.
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
The Notes were senior to other indebtedness of the Company. There was no outstanding balance on any of the Notes as of December 31, 2022.
March 2022 Purchase Agreement
On March 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which we agreed to issue and sell 700 shares of our Series A Convertible Preferred Stock (the "Preferred Stock"), which had limited voting rights, including "supervoting" rights equal to 170,000 votes per share of preferred stock on certain stockholder proposals, and warrants to purchase an aggregate of 10,000,000 shares of Company common stock. Shares of the Preferred Stock had a stated value of $1,000 per share and were convertible at any time into an aggregate of 10,000,000 shares of common stock at a conversion price of $0.07 per share. We received aggregate gross proceeds of $0.7 million before deducting placement agent’s fees and other offering expenses in connection with this offering. In April 2022, the investor converted all of the 700 outstanding shares of Preferred Stock into an aggregate of 10,000,000 shares of our common stock. We recognized a beneficial conversion charge of $0.9 million during the year ended December 31, 2022, which represents the in-the-money value of the conversion rate as of the date of the conversion.

Streeterville Note
In August 2022, we entered into a note purchase agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which we issued and sold to Streeterville a secured promissory note ("Streeterville Note") in the original principal amount of $2.0 million. The Streeterville Note carries an original issuance discount of $400,000. We incurred additional debt issuance costs of $23,000. As a result, we received aggregate net proceeds of approximately $1.6 million in connection with the sale and issuance of the Streeterville Note. We are required to make weekly repayments to Streeterville on the Streeterville Note in the following amounts: (a) $40,000 for the first eight weeks; and (b) $56,000 thereafter until the Streeterville Note is paid in full. The unpaid amount of the Streeterville Note, any interest, fees, charges and late fees accrued shall be due and payable in full nine months from August 19, 2022 (the “Maturity Date”); provided, however, that within three trading days of the Company's receipt of any employee retention credit funds owed under the CARES Act, such amounts are required to be paid to Streeterville; provided, further, that if at least $1.0 million in CARES Act proceeds are not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note will be increased by five percent (5%). The Company did not receive the CARES Act proceeds within ninety days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by five percent (5%). The Streeterville Note is secured by all of the Company’s assets. The outstanding balance of the Streeterville Note as of December 31, 2022 was $1.0 million.
Tax Liability
During the first quarter of 2019, we issued 2,950,000 Restricted Stock Units ("RSU's") to our founder, former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."). The vesting of the RSU's is treated as a taxable compensation and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in our payroll tax filing at the time of vesting. During the year ended December 31, 2020, we reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr's W-2 for 2019. Although the primary tax liability is the responsibility of Mona Jr., we are secondarily liable and thus have recorded the liability on our balance sheet as of December 31, 2021 and December 31, 2022. The liability may be relieved once the tax amount is paid by Mona Jr. and the Company has received the required taxing authority documentation from Mona Jr. As of December 31, 2022, Mona Jr. has not provided us with proof that he filed and paid his taxes for 2019. Refer to Note 12. Related Parties and Note 13. Commitments and Contingencies to our financial statements included in Part IV in this Annual Report on Form 10-K for additional information.
Going Concern
U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. Our financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2022, the Company generated negative cash flows from operations of $1.9 million and had an accumulated deficit of $87.7 million. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.
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

A summary of our changes in cash flows for the years ended December 31, 2022 and 2021 is provided below:

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(1,885)	$(7,485)
Investing activities	—	(35)
Financing activities	1,121	4,370
Net decrease in cash	(764)	(3,150)
Cash, beginning of year	1,375	4,525
Cash, end of year	$611	$1,375

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
Net cash used in operating activities was $1.9 million in 2022 compared to $7.5 million in 2021, a reduction of $5.6 million. The reduction in our cash usage in operating activities was due to our reduced net loss, adjusted for non-cash items of $4.0 million and improvements in our changes in working capital by $1.6 million. Our changes in working capital improved from $1.9 million in 2021 to $3.6 million in 2022, mostly due to additional cash collections from accounts receivable, improved usage of our inventory, and reductions in prepaids and other assets, partially offset by increased cash outflow for accounts payables and accrued expenses. Our net loss, adjusted for non-cash items, improved from $9.4 million in 2021 to $5.4 million in 2022 mostly related to our cost reduction measures across the organization. Our net loss declined by $7.3 million from $15.6 million in 2021 to $8.2 million in 2022. Non-cash adjustments declined by $3.4 million from a total of $6.2 million in 2021 to $2.8 million in 2022, mostly due to lower intangible/goodwill impairment and reduced stock-based compensation. In addition, non-cash adjustments for 2022 included note discount and interest expense of $1.6 million and our recognized ERC credit of $2.5 million. In 2021, we recognized a gain on debt extinguishment for our PPP loan of $2.9 million and a gain on lease modification of $1.0 million.

Investing Activities

We did not use any cash in investing activities in 2022. Investing activity in 2021 was not material.

Financing Activities

Net cash provided by financing activities was $1.1 million in 2022 compared to $4.4 million in 2021. Our financing activities for 2022 consisted of proceeds from issuance of preferred stock of $0.6 million, convertible notes of $1.0 million, and note payable of $1.6 million, partially offset by repayments of our insurance financing of $0.3 million, convertible notes of $0.7 million, and note payable of $1.0 million. In 2021, we received proceeds from the issuance of common stock under our SPA with Tumim of $4.4 million and proceeds from issuance of convertible notes of $0.8 million, partially offset by repayments of our insurance financing of $0.8 million.

Inflation
We have not been affected materially by inflation during the periods presented. However, recent trends towards rising inflation may adversely impact our business and corresponding financial position and cash flow.
Known Trends or Uncertainties

There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, inflation has risen, Federal Reserve interest rates have increased recently, and the general consensus among economists suggests that we should continue to expect a higher recession risk to continue over the next year, all of which may also materially adversely our business and corresponding financial position and cash flows. Additionally, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.
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
As discussed in this Annual Report, the world has been affected due to the COVID-19 pandemic, and thus, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

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
Intangible Assets – We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values, generally five years.
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
As a result of our intangible asset impairment test, we recorded an intangible asset impairment charge of $1.2 million for the year ended December 31, 2022. As of December 31, 2022, the carrying value of the Company's IPR&D asset approximates its estimated fair value of $0.3 million.
Revenue Recognition – The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, which is primarily related to our Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on our selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. We recognize revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. We accrue for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.1 million for each of the years ended December 31, 2022 and 2021. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.
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
The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility is based on the historical volatility of our common stock. We estimate the expected term for stock options awarded to employees, officers and directors using the simplified method in accordance with Accounting Standards Codification ("ASC") Topic 718, Stock Compensation, because we don't have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. In the future, as we gain historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.
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
Not required for “smaller reporting companies” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
This Annual Report does not include an attestation report of our independent registered public accounting firm on the Company’s internal controls as the Company is a non-accelerated filer and is thus not required to provide such a report.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last described such procedures.
The Company has a Code of Ethics which is posted on our website at: www.cvsciences.com.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements

The following financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022 and 2021

Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2022 and 2021

Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016
2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017
3.1	Certificate of Incorporation of CannaVest Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVest Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVest Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Description of Registrant's Securities.	10-K	000-54677	4.2	April 4, 2022
4.3	Form of Base Indenture between CV Sciences, Inc. and Wilmington Savings Fund	8-K	000-54677	4.1	November 15, 2021
4.4	Form of Supplemental Indenture	8-K	000-54677	4.2	November 15, 2021
4.5	Form of Senior Convertible Note	8-K	000-54677	4.3	November 15, 2021
4.6	Form of Second Supplemental Indenture	8-K	000-54677	4.2	March 28, 2022
4.7	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.8	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1 †	Form of Stock Option Grant Notice and Form of Stock Option Agreement.	S-8	333-199173	4.2	October 6, 2014
10.6 †	Amended and Restated 2013 Equity Incentive Plan, as amended.	8-K	000-54677	10.1	June 17, 2019
10.7 †	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.	10-Q	000-54677	10.1	November 1, 2016
10.8 †	Employment Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling	10-Q	000-54677	10.2	November 1, 2016
10.10 †	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.	10-Q	000-54677	10.4	November 1, 2016

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11 †	Non-Qualified Stock Option Agreement, by and between the Company and Joseph Dowling, dated July 6, 2016.	10-Q	000-54677	10.5	November 1, 2016
10.17 †	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.5	May 9, 2017
10.19 †	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.7	May 9,2017
10.20 †	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Joseph Dowling.	10-Q	000-54677	10.8	May 9, 2017
10.22 †	Non-Qualified Stock Option Agreement, dated March 15, 2017, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.10	May 9, 2017
10.23 †	Non-Qualified Stock Option Agreement, dated April 7, 2017, by and between the Company and Joseph Dowling.	10-K	000-54677	10.23	March 30, 2018
10.26 †	Employment Agreement, dated June 8, 2018, by and between the Company and Mr. Mona, Jr.	10-Q	000-54677	10.1	August 1, 2018
10.27 †	Restricted Stock Unit Award Agreement, dated June 8, 2018, by and between the Company and Mr. Michael Mona, Jr.	10-Q	000-54677	10.2	August 1, 2018
10.28 †	Employment Agreement, dated June 14, 2018, by and between the Company and Mr. Joseph Dowling.	10-Q	000-54677	10.3	August 1, 2018
10.30	Consent to Judgment.	10-Q	000-54677	10.5	August 1, 2018
10.31	Consent to Judgment.	10-Q	000-54677	10.6	August 1, 2018
10.32 †	Employment Agreement, dated December 26, 2018, by and between the Company and Mr. Joerg Grasser.	10-K	000-54677	10.32	March 12, 2019
10.34	Promissory Note, dated April 15, 2020, by and between the Company and JP Morgan Chase Bank, N.A.	8-K	000-54677	10.1	April 21, 2020
10.35 †	Employment Agreement, dated June 23, 2021, by and between the Company and Mr. Joseph Dowling	8-K	000-54677	10.1	June 29, 2021
10.36 †	Amendment No. 1 to Employment Agreement dated December 26, 2018, by and between the Company and Mr. Joerg Grasser, dated June 26, 2021.	8-K	000-54677	10.1	July 30, 2021
10.37	Securities Purchase Agreement, dated November 14, 2021.	8-K	000-54677	10.1	November 15, 2021
10.38 †	Employment Agreement, dated December 17, 2021, by and between the Company and Mr. Joerg Grasser.	8-K	000-54677	10.1	December 21, 2021
10.39	Form of Securities Purchase Agreement, dated March 30, 2022.	8-K	000-54677	10.1	April 1, 2022
10.40 †	Amendment to amended and restated Equity Incentive Plan, as amended, dated March 30, 2022.	10-K	000-54677	10.40	April 4, 2022
10.41	Note Purchase Agreement, dated August 19, 2022	8-K	000-54677	10.1	August 25, 2022
10.42	Secured Promissory Note, dated August 19, 2022	8-K	000-54677	10.2	August 25, 2022
10.43	Security Agreement, dated August 19, 2022	8-K	000-54677	10.3	August 25, 2022
10.44	Cancellation Agreement and Mutual Release, dated August 19, 2022	8-K	000-54677	10.4	August 25, 2022
10.45 †	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joseph Dowling					X

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.46 †	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joerg Grasser					X
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.					X
31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS*	Inline XBRL Instance Document**					X
101 SCH*	Inline XBRL Taxonomy Extension Schema Document**					X
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document**					X
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document**					X
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document**					X
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document**					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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
Dated March 30, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Dowling	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
Joseph D. Dowling

/s/ Joerg Grasser	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Joerg Grasser

/s/ Jamie Corroon	Director	March 30, 2023
Jamie Corroon

/s/ Bill McCorkle	Director	March 30, 2023
Bill McCorkle

CV Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
CV Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CV Sciences, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Impairment Evaluation of Indefinite-Lived Intangible Assets

Critical Audit Matter Description

As disclosed in Notes 2 and 5 to the financial statements, indefinite-lived intangible assets are tested for impairment at least annually and more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of management’s assessment, the Company recognized an impairment charge of $1,234,000 related to indefinite-lived intangible assets during the year ended December 31, 2022.

Our assessment of management’s impairment test is significant to our audit because the Company’s indefinite-lived intangible assets are material to the financial statements and management’s assessment process involves significant judgments with respect to estimating the fair value of the Company’s reporting units.

How the Critical Audit Matter was Addressed in the Audit

We obtained management’s impairment assessment analysis and performed the following procedures:
•We made inquiries of management to obtain an understanding of the Company’s process to evaluate indefinite-lived intangible assets for impairment to ensure consistency with U.S. generally accepted accounting principles.
•We evaluated management’s assessment of qualitative and quantitative impairment indicators.
•We assessed management’s estimates of the Company’s enterprise value, the estimated fair value of the Company’s reporting units and the estimated fair value of indefinite-lived intangible assets and tested the reasonableness of significant assumptions and underlying data used by management.
•We tested the mathematical accuracy of the computed impairment charges.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California
March 30, 2023

CV SCIENCES, INC.
BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash	$611	$1,375
Accounts receivable, net	766	2,041
Inventory	6,563	8,624
Prepaid expenses and other	3,190	2,146
Total current assets	11,130	14,186

Property and equipment, net	575	1,717
Right of use assets	275	—
Intangibles, net	251	1,485
Other assets	505	678
Total assets	$12,736	$18,066

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$2,284	$2,624
Accrued expenses	9,690	10,915
Convertible notes	—	612
Operating lease liability - current	117	—
Debt, net of debt discounts	1,223	310
Total current liabilities	13,314	14,461

Operating lease liability - net of current portion	188	—
Deferred tax liability	11	62
Total liabilities	13,513	14,523

Commitments and contingencies (Note 13)

Stockholders' (deficit) equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 and no shares issued as of December 31, 2022 and 2021, respectively; no shares outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value $0.0001; 790,000 and 190,000 shares authorized as of December 31, 2022 and 2021, respectively; 152,104 and 112,482 shares issued and outstanding as of December 31, 2022 and 2021, respectively	15	11
Additional paid-in capital	86,897	83,007
Accumulated deficit	(87,689)	(79,475)
Total stockholders' (deficit) equity	(777)	3,543

Total liabilities and stockholders' (deficit) equity	$12,736	$18,066
The accompanying notes are an integral part of these statements.
See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Product sales, net	$16,205	$20,048
Cost of goods sold	10,655	11,432
Gross profit	5,550	8,616

Operating expenses:
Research and development	307	1,185
Selling, general and administrative	12,090	25,877
Total operating expenses	12,397	27,062

Operating loss	(6,847)	(18,446)

Gain on debt extinguishment	(127)	(2,945)
Interest expense, net	1,541	140

Loss before income taxes	(8,261)	(15,641)
Income tax benefit	(47)	(87)
Net loss	(8,214)	(15,554)
Deemed dividend for beneficial conversion of Series A Convertible Preferred Stock	920	—
Net loss attributable to common stockholders	$(9,134)	$(15,554)

Weighted average common shares outstanding, basic and diluted	138,034	107,817
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.14)
The accompanying notes are an integral part of these statements.
See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	100,664	$10	$75,123	$(63,921)	$11,212
Issuance of common stock from exercise of stock options	—	—	2	—	—	—	—
Issuance of common stock under equity commitment	—	—	10,022	1	4,406	—	4,407
Issuance of common stock from note conversion	—	—	1,794	—	268	—	268
Stock-based compensation	—	—	—	—	3,210	—	3,210
Net loss	—	—	—	—	—	(15,554)	(15,554)
Balance - December 31, 2021	—	—	112,482	11	83,007	(79,475)	3,543
Issuance of preferred stock and common stock warrants, net of issuance costs	1	280	—	—	274	—	554
Conversion of preferred stock	(1)	(280)	10,000	1	279	—	—
Beneficial conversion charge for preferred stock conversion	—	(920)	—	—	920	—	—
Deemed dividend	—	920	—	—	(920)	—	—
Issuance of common stock from note conversion	—	—	24,126	2	1,944	—	1,946
Issuance of common stock for services	—	—	5,496	1	384	—	385
Stock-based compensation	—	—	—	—	1,009	—	1,009
Net loss	—	—	—	—	—	(8,214)	(8,214)
Balance - December 31, 2022	—	$—	152,104	$15	$86,897	$(87,689)	$(777)

The accompanying notes are an integral part of these statements.
See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.
STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(8,214)	$(15,554)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	992	1,153
Stock-based compensation	1,009	3,210
Note discount and interest expense	1,563	72
Gain on debt extinguishment	(127)	(2,945)
Gain on lease modification	—	(972)
Employee retention credit benefit	(2,516)	—
Impairment of goodwill and intangible assets	1,234	5,033
Loss on disposal of fixed assets	150	25
Bad debt expense	—	74
Non-cash lease expense	70	350
Deferred taxes	(51)	(94)
Other	449	247
Change in operating assets and liabilities:
Accounts receivable, net	1,065	(989)
Inventory	2,061	216
Prepaid expenses and other	1,680	1,045
Accounts payable and accrued expenses	(1,250)	1,644
Net cash flows used in operating activities	(1,885)	(7,485)

INVESTING ACTIVITIES
Purchase of equipment	—	(35)
Net cash flows used in investing activities	—	(35)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants	700	—
Issuance costs related to issuance of preferred stock and common stock warrants	(146)	—
Proceeds from convertible notes	1,000	1,000
Debt issuance costs related to convertible notes	(46)	(229)
Proceeds from note payable	2,000	—
Debt issuance costs related to note payable	(423)	—
Proceeds from issuance of common stock	—	4,407
Repayment of convertible notes	(675)	—
Repayment of note payable	(953)	—
Repayment of unsecured debt	(336)	(808)
Net cash flows provided by financing activities	1,121	4,370

Net decrease in cash	(764)	(3,150)
Cash, beginning of year	1,375	4,525
Cash, end of year	$611	$1,375
The accompanying notes are an integral part of these statements.
See Report of Independent Registered Public Accounting Firm.

	For the years ended December 31,
	2022	2021
Supplemental cash flow disclosures:
Interest paid	$6	$10
Income taxes paid	$2	$13

Supplemental disclosure of non-cash transactions:
Purchase of insurance through issuance of note payable (Note 8)	$245	$397
Conversion of convertible debt	$(1,284)	$(230)
Derecognition of operating ROU asset related to operating lease termination	$—	$(2,773)
Forgiveness of PPP loan	$—	$(2,945)
Services paid with common stock	$385	$—
The accompanying notes are an integral part of these statements.
See Report of Independent Registered Public Accounting Firm.

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
The Company develops, manufactures, markets and sells herbal supplements and hemp-based cannabidiol ("CBD"). The Company sells its products under tradenames, such as PlusCBD™, PlusCBD™Pet, HappyLane™, ProCBD™, CV™Acute and CV™Defenese. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. In addition, the Company is developing drug candidates which use CBD as a primary active ingredient.

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
Concentrations of Credit Risk – As of December 31, 2022, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $0.3 million per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $0.4 million as of December 31, 2022. The Company has not experienced any such losses in these accounts to date, and believes that the financial institutions at which such amounts are held are stable; however, no assurance can be provided.
The Company sources its raw materials from suppliers in Europe and the U.S. One supplier of shipping and fulfillment services and one supplier for online marketing services accounted for 27% and 13% of our outstanding accounts payable as of December 31, 2022, respectively. There was no other concentration of suppliers and no concentration of accounts receivable or revenue as of and for the years ended December 31, 2022 and 2021.
Fair Value Measurements – Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of December 31, 2022 and 2021, approximate their fair value due to the short-term nature of these items. The Company's notes payable balance also approximates fair value as of December 31, 2022, as the interest rates on the notes payable approximate the rates available to the Company as of this date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any cash equivalents or restricted cash as of December 31, 2022 and 2021. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of December 31, 2022 and 2021.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Except as described below under the caption Goodwill

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

and Intangible Assets, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2022 and 2021.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2022 and 2021.
Liquidity Considerations – U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2022, the Company generated negative cash flows from operations of $1.9 million and had an accumulated deficit of $87.7 million. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit. In March 2022, the Company closed a second tranche of its convertible note offering and a convertible preferred stock financing, which resulted in gross proceeds to the Company before closing expenses of approximately $1.0 million and $0.7 million, respectively. In addition, in August 2022, the Company issued and sold a secured promissory note to Streeterville Capital, LLC (the "Streeterville Note"), which resulted in net proceeds to the Company of $1.6 million. In connection with the sale and issuance of the Streeterville Note, on August 18, 2022, the Company entered into a Cancellation Agreement and Mutual Release (the "Cancellation Agreement") with an institutional investor, pursuant to which the Company paid the investor a total sum of $0.7 million in full satisfaction and repayment of those convertible promissory notes issued to the investor on March 25, 2022. Upon execution of the Cancellation Agreement, these notes, including the Company's obligations thereunder, were cancelled and terminated.
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention tax credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In March and August 2022, the Company claimed employee retention tax credits, which are recognized as a reduction to general and administrative expenses of $2.5 million during the year ended December 31, 2022. The amount is included in prepaid expenses and other in the Company's balance sheet as of December 31, 2022 (Note 16).
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
Debt Issuance Costs – The Company presents its debt issuance costs and debt discounts as a direct deduction from the carrying amount of the related indebtedness on its balance sheet and amortizes these costs over the term of the related debt liability using the effective interest method. Amortization is recorded in interest expense in the statements of operations.
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
Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of December 31, 2022 and 2021, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $0.4 million and $0.5 million, respectively.
Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. Cost includes costs directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, manufacturing overhead, shipping and depreciation of manufacturing equipment and production facilities. Manufacturing overhead includes payroll, employee benefits, utilities, maintenance and property taxes. Total shipping and handling costs were

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

$2.2 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively, and are recorded in cost of goods sold.
The Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in the determination of obsolescence include slow-moving or non-marketable items.

The Company's inventory production process includes the processing and cultivation of botanical raw material. Because of the duration of the cultivation process, a portion of our inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
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
Impairment of Long-Lived Assets – In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the assets are expected to generate. If the carrying amount of an asset is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. As of December 31, 2022 and 2021, the Company determined that long-lived assets were not impaired.
Segments – Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. As such, the Company has one operating segment, which is the business of hemp-based CBD wellness products. All long-lived assets are located in the United States and substantially all revenue is attributed to customers and consumers based in the United States.
The Company previously reported two distinct business segments: a consumer products segment in manufacturing, marketing and selling hemp-based CBD products to a range of market sectors; and a specialty pharmaceutical segment focused on developing and commercializing novel therapeutics utilizing CBD. Effective October 1, 2022, the Company no longer maintains separate financial information for which operating results are evaluated on a regular basis by the CODM in deciding how to allocate resources and in assessing performance.
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

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates.
During the fourth quarter of 2021, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $2.8 million for the year ended December 31, 2021. The Company did not have any goodwill as of December 31, 2022 and 2021.
The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. As of December 31, 2022, the Company only has in-process research & development ("IPR&D") with an indefinite life. IPR&D is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. Until such time as the projects are either completed or abandoned, the Company tests those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on drug development activities, and overall financial performance. If impairment indicators are present as a result of the Company's qualitative assessment, the Company will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as current Company market capitalization. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists.
The Company completed its annual impairment assessment during the fourth quarter of 2022 and 2021. The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the IPR&D for determining whether it is more likely than not that the IPR&D asset is impaired. After assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determined that it is more likely than not that the IPR&D asset is impaired. As such, the Company has estimated the fair value of the IPR&D and performed the quantitative impairment test. Based on the quantitative impairment test, the Company determined that its IPR&D is impaired by $1.2 million for the year ended December 31, 2022. An intangible asset impairment charge of $2.2 million was recorded during the year ended December 31, 2021.
Revenue Recognition – The majority of the Company's revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of its products. Net sales reflect the transaction prices for these contracts based on the Company's selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. The Company recognizes revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. The Company accrues for estimated sales returns by customers based on historical sales return results. The computation of the sales return and other allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.1 million for the years ended December 31, 2022 and 2021. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022		2021
	(in thousands)		(in thousands)
	Amount	% of product sales, net	Amount	% of product sales, net
Retail sales (B2B)	$9,040	55.8%	$12,548	62.6%
E-Commerce sales (B2C)	7,165	44.2%	7,500	37.4%
Product sales, net	$16,205	100.0%	$20,048	100.0%
Compensation and Benefits – The Company records compensation and benefits expense for all cash and deferred compensation, benefits, and related taxes as earned by its employees. Compensation and benefits expense also includes compensation earned by temporary employees and contractors who perform similar services to those performed by the Company’s employees, primarily information technology and project management activities. The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company does not make matching contributions.
Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development and consulting service fees. Research and development expense was $0.3 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.
Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its products. Advertising costs of $1.2 million and $1.3 million were expensed as incurred during each of the years ended December 31, 2022 and 2021, respectively.
Common Stock Warrants - The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company assesses classification of its common stock warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consist of warrants to purchase common stock that were issued in connection with its convertible preferred stock. The Company evaluated these warrants to assess their proper classification, and determined that the common stock warrants meet the criteria for equity classification in the accompanying balance sheets.
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
Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2022 and 2021, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions.
Comprehensive Loss – Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. There have been no items qualifying as other comprehensive loss and, therefore, the Company's comprehensive loss was the same as its reported net loss for the years ended December 31, 2022 and 2021.
Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal 2023. The Company is currently evaluating the potential impact of Topic 326 on the Company’s financial statements.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company adopted this guidance as of January 1, 2021, using the full retrospective method of adoption. Adoption of this guidance eliminated the presentation of the beneficial conversion feature on the statement of operations, delayed recognition of beneficial conversion amounts until they are triggered, and had no other material impact on the Company.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). ASU 2021-10 requires entities to provide disclosures on government assistance transactions during its annual reporting periods. The disclosures include information around the nature of the transaction, the related accounting policies used to account for the transaction, the effect of the transaction on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company adopted this guidance as of January 1, 2022, using the prospective method of adoption. Adoption of this guidance did not have a material impact on the Company or its disclosures.
3.    INVENTORY
Inventory as of December 31, 2022 and 2021 was comprised of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$3,563	$4,023
Work in process	1,020	1,286
Finished goods	1,980	3,315
	$6,563	$8,624
During the years ended December 31, 2022 and 2021, the Company recorded additions to the inventory provision of $0.3 million and $0.1 million, respectively. The Company had no inventory outside the United States as of December 31, 2022 and 2021.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

4.    PROPERTY AND EQUIPMENT
Property and equipment, net, as of December 31, 2022 and 2021 were as follows (in thousands):

		December 31,
	Useful Lives	2022	2021
Office furniture and IT equipment	3 - 5 years	$1,392	$2,592
Tenant improvements	*	—	1,967
Laboratory and other equipment	5 years	—	691
		1,392	5,250
Less: accumulated depreciation		(817)	(3,533)
		$575	$1,717
* Tenant improvements were amortized over the lesser of the remaining term of the related lease or the estimated useful life of the tenant improvements.
Depreciation expense for the years ended December 31, 2022 and 2021 was $1.0 million and $1.2 million, respectively. During the year ended December 31, 2022, the Company sold or disposed of property and equipment with original cost of $3.9 million and recognized a loss on disposal of $0.2 million. During the years ended December 31, 2022 and 2021, the Company recorded accelerated depreciation for tenant improvements associated with the lease termination agreement for its main facility.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following as of December 31, 2022 and 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Useful Life (Years)
Balance - December 31, 2022:
In-process research and development	$1,485	$—	$(1,234)	$251	—
Trade names	100	(100)	—	—	5
Non-compete agreements	77	(77)	—	—	5
Intangible assets	$1,662	$(177)	$—	$251

Goodwill	$—	$—	$—	$—	—

Balance - December 31, 2021:
In-process research and development	$3,730	$—	$(2,245)	$1,485	—
Trade names	100	(100)	—	—	5
Non-compete agreements	77	(77)	—	—	5
Intangible assets	$3,907	$(177)	$—	$1,485

Goodwill	$2,788	$—	$(2,788)	$—	—
During the year ended December 31, 2021, the Company performed an annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $2.8 million. As a result, the Company recorded this impairment to reduce total goodwill on its balance sheet as of December 31, 2021 and recorded the corresponding impairment expense, which is included in selling, general and administrative expense in the Company's statements of operations for the year ended December 31, 2021. The Company did not have any goodwill as of December 31, 2022 and 2021.
The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the IPR&D for determining whether it is more likely than not that the IPR&D asset is impaired. After assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determined that it is more likely than not that the IPR&D asset is impaired. As such, the Company has estimated the fair value of the IPR&D and performed the quantitative impairment test. Based on the quantitative impairment test, the Company determined that its IPR&D is impaired by $1.2 million. As a result, the Company recorded this impairment to reduce its intangible assets on its balance sheet as of December 31, 2022 and recorded the corresponding impairment expense, which is included in selling, general and administrative expense in the Company's statements of operations for the year ended December 31, 2022. The Company also recorded an impairment charge to reduce its intangible assets of $2.2 million during the year ended December 31, 2021.
The Company did not incur costs to renew or extend the term of acquired intangible assets for the years ended December 31, 2022 and 2021. There was no amortization expense for the years ended December 31, 2022 and 2021 and there will be no future amortization expense.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

6.    ACCRUED EXPENSES
Accrued expenses as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Accrued payroll tax - Mona (Note 12)	$6,694	$6,694
Accrued payroll expenses	1,447	2,329
Other accrued liabilities	1,549	1,892
	$9,690	$10,915

7.    CONVERTIBLE NOTES
Convertible notes as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Principal amount	$2,120	$1,060
Less: Original issuance discount ("OID")	(120)	(60)
Less: Debt issuance costs	(275)	(229)
Net proceeds	1,725	771
Default premium	179	—
Conversion of note into common shares	(1,514)	(230)
Accretion of OID and amortization of debt issuance costs	395	71
Repayment	(675)	—
Settlement	(110)	—
Carrying amount	$—	$612
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
The Notes had an initial fixed conversion price of $0.2611 per share. The initial fixed conversion price was subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions and full-ratchet adjustment in connection with a subsequent offering at a per share price less than the fixed conversion price then in effect. Upon each additional closing, the fixed conversion price of all outstanding Notes was subject to downward adjustment if greater than the lower of (i) 120% of the closing bid price of the Company's common stock on the trading day immediately preceding such additional closing date; and (ii) 120% of the arithmetic average of the volume weighted average prices of the Company's common stock on the five trading days preceding the additional closing. The holder was able to convert any part of the Notes into shares of common stock at an “Alternate Conversion Price” equal to the lesser of (i) the fixed conversion price then in effect; (ii) the greater of the floor price of $0.01 and 90% of the arithmetic average of the three lowest daily volume weighted average prices of the Company's common stock during the ten trading days immediately prior to such conversion; and (iii) the greater of the floor price and 97% of the lowest sale price of the Company's common stock on the applicable conversion date.
In the event of the occurrence of an event of default, each holder of a Note could require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest and late charges thereon), in cash, at the greater of the face value and a 15% redemption premium or (10% if such event of default is a price default) to the greater of the face value and the equity

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

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
On March 25, 2022, the Company sold and issued an additional $1.06 million in principal amount of the Notes under this Offering (the "Second Tranche"), which Notes were offered pursuant to a prospectus supplement to the Registration Statement. The Notes issued in the Second Tranche also had an OID of 6%, resulting in net proceeds of the Company of $1.0 million, before other debt issuance costs. The Notes issued in the Second Tranche had the same material terms as those issued in the first tranche, but were scheduled to mature on September 25, 2022. The Notes issued in the second tranche had an initial conversion price of $0.1508 per share, and pursuant to the Notes, upon closing of second tranche, the initial conversion price of the Notes issued in the first tranche in November 2021 was adjusted down from $0.2611 per share to $0.1508 per share as well.
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
During the year ended December 31, 2022, the volume weighted average price ("VWAP") of the Company's common stock was below $0.10 for more than 5 days, which constituted a price default in accordance with the Notes. As a result, from the date of such default and for so long as such default remained uncured, the Notes that remained outstanding accrued interest at a rate of 15% per annum. Following such default, the holder also added a 15% per annum default premium to the outstanding balance in accordance with the Notes.
During the years ended December 31, 2022 and 2021, holders of certain Notes converted amounts payable under such Notes into an aggregate of 24,126,311 and 1,794,291 shares of Company common stock at a weighted average conversion price of $0.05 and $0.13 per share, resulting in a reduction of the Note balance of $1.3 million and $0.2 million, respectively. In addition, the Company recognized additional interest expense associated with the conversion of $0.6 million and $38,000 during the years ended December 31, 2022 and 2021, respectively.
On August 18, 2022, the Company entered into the Cancellation Agreement with the investor, pursuant to which the Company paid the investor a total sum of $675,000 in full satisfaction and repayment of the Notes issued in the Second Tranche. Upon execution of the Cancellation Agreement, the Notes issued in the Second Tranche, including the Company's obligations thereunder, were cancelled and terminated. As a result of the Cancellation Agreement, the Company recognized a gain on debt extinguishment of $127,000, including interest expense of $17,000, and immediately expensed unamortized debt costs of $50,000.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

8.    DEBT
Debt as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31,
	2022	2021
Note payable, net of discount and costs	$1,005	$—
Insurance financing	218	310
Total debt	$1,223	$310

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
No interest will accrue on the Streeterville Note until an occurrence of an Event of Default, as defined in Section 4 of the Streeterville Note, if ever. The Streeterville Note provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, a cross-default to certain other indebtedness of the Company, the bankruptcy or insolvency of the Company or any significant subsidiary, monetary judgment defaults of a specified amount and other defaults resulting in liability of a specified amount. In the event of an occurrence of an Event of Default by the Company, Streeterville may declare all amounts owed under the Streeterville Note immediately due and payable. Also, a late fee and interest penalty of equal to either 22% per annum or the maximum rate allowable under law, whichever is lesser, may apply to any outstanding amount not paid when due or that remains outstanding while an Event of Default exists.
The unpaid amount of the Streeterville Note, any interest, fees, charges and late fees accrued shall be due and payable in full within three (3) Trading Days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, provided, further, that if at least $1.0 million in CARES Act proceeds are not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note will be increased by five percent (5%). The Company did not receive the CARES Act proceeds within ninety days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by five percent (5%). The Streeterville Note is secured by all of the Company’s assets as set forth in the Security Agreement dated August 19, 2022.
Insurance Financing
In October 2021, the Company entered into a finance agreement with First Insurance Funding ("First Insurance") in order to fund a portion of its insurance policies. The amount financed was $0.4 million and incurred interest at a rate of 4.17%. The Company was required to make monthly payments of $45,000 from November 2021 through July 2022. There was no outstanding balance as of December 31, 2022.
In November 2022, the Company entered into a financing agreement with First Insurance in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed is $0.2 million and incurs interest at a rate of 6.32%. The Company is required to make monthly payments of $27,900 from November 2022 through July 2023. The outstanding balance as of December 31, 2022 was $0.2 million.
Paycheck Protection Program
On April 15, 2020, the Company applied for a loan from JPMorgan Chase Bank, N.A. (the "Lender"), pursuant to the Paycheck Protection Program of the CARES Act as administered by the U.S. Small Business Administration. On April 17, 2020, the loan was approved, and the Company received proceeds in the amount of $2.9 million (the “PPP Loan”).

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

On September 8, 2021, the Company received confirmation from the Lender that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan, including all accrued interest to date. The forgiveness of the PPP Loan was recognized as a gain on debt extinguishment in the financial results for the year ended December 31, 2021.

9.    STOCKHOLDERS EQUITY
Common Stock
On June 6, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which the number of shares of all classes of the Company’s capital stock authorized for issuance was increased from 200,000,000 shares to 800,000,000 shares, and the number of shares of common stock authorized for issuance was correspondingly increased from 190,000,000 shares to 790,000,000 shares. The number of shares of preferred stock authorized for issuance was not impacted by the amendment. As of December 31, 2022 and 2021, the Company had 152,104,000 and 112,482,000 shares of common stock issued and outstanding, respectively.
During the year ended December 31, 2022, the Company issued 5,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company.
On December 8, 2020, the Company entered into a SPA with Tumim Stone Capital, LLC ("Tumim") to issue and sell up to $10.0 million in shares of the Company's common stock. The SPA provided, among other things, that the Company may direct, every three trading days, Tumim to purchase a number of shares not to exceed an amount determined based upon the trading volume and stock price of the Company’s shares. During the year ended December 31, 2021, the Company sold 10,021,804 shares of common stock pursuant to the SPA and recognized proceeds of $4.4 million. The Company and Tumim terminated the SPA effective November 15, 2021.
Preferred Stock
On March 30, 2022, the Company closed a registered direct offering with an institutional investor for the issuance and sale of an aggregate of 700 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") and warrants to purchase up to an aggregate of 10,000,000 shares of common stock, par value $0.0001 per share, for gross proceeds of $0.7 million, or net cash proceeds of $0.6 million after deducting $0.1 million related to placement agent’s fees and other offering expenses. Shares of the Preferred Stock had a stated value of $1,000 per share and were convertible into an aggregate of 10,000,000 shares of common stock at a conversion price of $0.07 per share at any time. The warrants have an exercise price of $0.10 per share. In addition, the Company issued designees of the placement agent warrants to purchase up to 750,000 shares of common stock at an exercise price of $0.0875 per share, and their fair value of $0.1 million was recorded as an additional offering cost. In April 2022, the investor converted all of the 700 outstanding shares of Preferred Stock into an aggregate of 10,000,000 shares of common stock. The Company recognized a beneficial conversion charge of $0.9 million during the year ended December 31, 2022, which represents the in-the-money value of the conversion rate as of the date of conversion.
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

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

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
Warrants
The following represents a summary of the warrants outstanding as of December 31, 2022 and 2021:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	December 31, 2022	December 31, 2021
March 30, 2022	Equity	$0.1000	May 26, 2025	10,000,000	—
March 30, 2022	Equity	$0.0875	May 26, 2025	750,000	—
				10,750,000	—

10.    STOCK-BASED COMPENSATION

As of December 31, 2022, there are 30,976,000 shares authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). As of December 31, 2022, the Company had 6,807,781 authorized unissued shares reserved and available for issuance upon exercise and conversion of outstanding awards under the Amended 2013 Plan. On June 11, 2019, the Company’s stockholders approved the addition of an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that may be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, would be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. After the completion of the year ended December 31, 2022, on January 1, 2023, the Company added 6,084,192 shares to the 2013 Plan pursuant to the evergreen provision.

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
The Company recognized stock-based compensation expense of $1.0 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively.
In June 2020, the Company’s board of directors approved a stock option modification that reduced certain employees’ and directors’ stock option exercise prices to $0.66. No other terms were modified. Stock options to purchase a total of 2,130,000 shares of common stock were modified. The modification to the existing stock options resulted in $0.2 million incremental value of the stock options. The incremental value associated with the modification was recognized over the life of the remaining service period of the options. During the years ended December 31, 2022 and 2021, the Company recorded $6 thousand and $41 thousand in stock-based compensation associated with the repriced options, respectively.
Subsequent to December 31, 2022, the Company issued an aggregate of 7,450,000 stock options to employees, which stock options have a weighted average exercise price of $0.04 per share.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.2 million, which is expected to be recognized over a weighted-average period of 0.47 years.
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	30,163	$0.49	5.5	$—
Granted	1,000	0.04	—	—
Exercised	—	—	—	—
Forfeited	(11,332)	0.51	—	—
Outstanding - December 31, 2022	19,831	0.46	3.5	—

Exercisable - December 31, 2022	18,163	0.48	3.0	—
Vested or expected to vest - December 31, 2022	19,831	$0.46	3.5	$—
The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. The above table includes 4,250,000 vested performance-based options as of December 31, 2022, which were issued to Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan. As of December 31, 2022, there were 6,750,000 remaining unvested stock options granted to Mona Jr. outside of the 2013 Plan which are not included in the table above. These stock options vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr. (refer to Note 12). As of December 31, 2022, Mona Jr. has a total of 18,050,000 outstanding stock options with a weighted average exercise price of $0.40.
There were no stock option exercises during the year ended December 31, 2022. Intrinsic value of stock options exercised during the year ended December 31, 2021 was immaterial.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	For the years ended December 31,
	2022	2021
Volatility	123.5%	133.2%
Risk-Free Interest Rate	3.6%	0.9%
Expected Term (in years)	5.52	5.61
Dividend Rate	0.0%	0.0%
Fair Value Per Share on Grant Date	$0.03	$0.48
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

11.    NET LOSS PER SHARE
Net loss per common share is computed using the two-class method, which is required due to the participating nature of the Preferred Stock (as defined and discussed in Note 9). Except with respect to voting and conversion rights, the rights of the holders of the Company's common stock and the Preferred Stock are identical. Each class of shares has the same rights to dividends.

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

Although the Preferred Stock are participating securities, such securities do not participate in net losses, and therefore, do not impact the Company's net loss per share calculation as of December 31, 2022.
The Company computes basic net loss per share using the weighted-average number of common shares outstanding during the year. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares plus potential common shares. The Company's stock options, including those with performance conditions, are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive.
The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	For the years ended December 31,
	2022	2021
Stock options	15,581	25,163
Performance stock options	11,000	13,000
Warrants	10,750	—
Convertible notes	—	3,179
Total	37,331	41,342

12.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."), and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of December 31, 2022, Mona Jr. had 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options) and 6,750,000 of these stock options have not vested as of December 31, 2022. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
As part of the Settlement Agreement, 2,950,000 vested RSU's were issued to Mona Jr. The vesting of the RSU's and payment of shares is treated as taxable compensation to Mona Jr. and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation is subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes is $0.2 million and has been recorded as a component of selling, general and administrative expenses in the statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has continued to reflect this liability on its balance sheet as of December 31, 2022 in an amount of $6.7 million, which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expenses and other on the balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability may be relieved once the tax amount is paid by Mona Jr. and the

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

Company has received the required taxing authority documentation from Mona Jr. If the tax amount is not paid by Mona Jr., the Company would be liable for such withholding tax due. Additionally, the Company could be subject to penalties if the amounts are ultimately not paid. The Company does not believe that any such penalties are probable or reasonably possible as of December 31, 2022.

13.    COMMITMENTS AND CONTINGENCIES
On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims are premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the Company and Mr. Ruth previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Now that the Sallustro Case has been dismissed, the stay has been lifted. Plaintiff’s counsel recently informed the Court that Mr. Ruth sold his shares of Company stock and thus he no longer has standing to pursue this claim. However, the Court allowed Plaintiff’s counsel to substitute Company shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, the Company filed a motion to dismiss the Ruth Complaint and the Court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth Complaint on January 11, 2021. The parties agreed to a settlement in principle in January 2022 whereby the Company agreed to make certain corporate governance reforms in exchange for dismissal of the lawsuit. Plaintiff filed a Motion for Preliminary Approval of Proposed Settlement on June 1, 2022. The Court granted preliminary approval of the Proposed Settlement on February 7, 2023. A hearing seeking Final Approval of the Proposed Settlement will be held on May 15, 2023. If the Court grants Final Approval, the Company has 60 days to implement the corporate governance reforms. It is also anticipated that Plaintiff’s counsel will file a motion seeking an award of attorney’s fees.
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
Arising out of the same facts and circumstances in the Smith Complaint, on June 11, 2020, Phillip Berry filed a derivative suit in the United States District Court for the Southern District of California alleging breaches of fiduciary duty against the Company and various defendants, and waste of corporate assets (the “Berry Complaint”). Defendants filed a motion to dismiss. On May 14, 2021, the District Court issued an order denying the motion to dismiss without prejudice but staying the action pending resolution of the Ina case. In addition to the Berry Complaint, five additional shareholder derivative suits have been filed which are premised on the same event as the Smith Complaint. This includes the most recent shareholder derivative action filed on April 13, 2021 by David Menna in the Superior Court of the State of California, County of San Diego. On May 19, 2020, the USPTO issued a patent pertaining to CVSI-007, which the Company believes negates and defeats any claims that the Company and the various defendants misled the market by not disclosing that the USPTO had finally rejected the patent. On July 28, 2022, the Company and the individual defendants involved in the case involving the Berry Complaint executed a global settlement agreement for the resolution of this action and the five other pending related shareholder derivative actions concerning the same underlying facts, pursuant to which neither the Company nor the individual defendants will pay any damages. The global settlement agreement contemplates the implementation by the Company of certain corporate reforms and payment of the plaintiffs' total attorneys' fees in the six related derivative actions, amounting to an aggregate of $275,000. The settlement payment was paid through insurance. On September 15, 2022, the Superior Court of the State of California issued an order granting preliminary approval of the

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

settlement. On November 14, 2022, the Superior Court of the State of California issued an order granting final approval of the settlement. The case has now been dismissed.
On December 3, 2019, Michelene Colette and Leticia Shaw filed a putative class action complaint in the Central District of California, alleging the labeling on the Company’s products violated the Food, Drug, and Cosmetic Act of 1938 (the “Colette Complaint”). On February 6, 2020, the Company filed a motion to dismiss the Colette Complaint. Instead of opposing our motion, plaintiffs elected to file an amended complaint on February 25, 2020. On March 11, 2020, we filed a motion to dismiss the amended complaint. The court issued a ruling on May 22, 2020 that stayed this proceeding in its entirety and dismissed part of the amended complaint. The portion of the proceeding that is stayed has remained stayed pending an announcement by the U.S. Food and Drug Administration promulgating rules that govern cannabidiol products (the “FDA Rules”). However, on January 26, 2023, the FDA announced that it does not intend to pursue rulemaking allowing the use of cannabidiol products in dietary supplements or conventional foods. As a result, on February 13, 2023, Plaintiffs filed a status report with the Court asking to have the stay lifted. The Company filed a written opposition. The Court will likely set a hearing on the matter. If the stay is lifted, management intends to vigorously defend the allegations.
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.’s employment agreement, which terminated certain severance and other post-termination compensation and benefits, as well as to recover amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license ("PSL") for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. The case was moved to an arbitration before the American Arbitration Association pursuant to the arbitration agreement in Mona Jr.'s employment agreement. Mona Jr. is seeking to obtain the terminated severance and other post-termination compensation and benefits under his employment agreement and reimbursement of legal fees associated with this action. On April 27, 2022, the arbitrator issued a final ruling awarding the Company amounts owed by Mona Jr. related to his purchase of the PSL and other advance payments made on Mona Jr. behalf for a total of $0.3 million, including prejudgment interest. The arbitrator also awarded Mona Jr. termination severance and other post-termination compensation and benefits under his employment agreement for a total of $0.6 million, including prejudgment interest. The net amount due to Mona Jr. of $0.3 million was paid to Mona Jr., net of applicable payroll taxes, during the year ended December 31, 2022. Despite the Company's efforts to promptly pay the net amount awarded to Mona Jr., Mona Jr. filed a petition for confirmation of the arbitration award in the San Diego Superior Court case. On September 16, 2022, the court granted Mona Jr.'s petition to confirm the arbitration award. On November 18, 2022, the court entered judgment confirming the arbitration award. On December 8, 2022, Mona Jr. filed a motion for attorneys’ fees, which the Company opposed on February 9, 2023. On January 31, 2023, the Company filed a motion to tax costs that is scheduled to be heard on June 9, 2023.
On November 5, 2021, Mona Jr. filed a complaint against the Company in Nevada state court seeking to recover federal and state taxes from the Company associated with the RSU release in 2019 - refer also to Note 12. Related Parties, for further information. On December 22, 2021, the Company filed a motion to dismiss the complaint. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court ordered the case into arbitration. On December 6, 2022, Mona Jr. filed the complaint against the Company and its officers with the American Arbitration Association. On January 31, 2023, the Company and management filed a case in the San Diego Superior Court for declaratory relief, seeking to enjoin the arbitration on the grounds that Mona Jr. is barred from proceeding with the arbitration under the doctrines of res judicata and judicial estoppel based on the positions that Mona Jr. took against the Company in the case described above. Management intends to vigorously defend the allegations.
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

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

14.    LEASES
In April 2022, the Company entered into a new lease agreement for its main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. The operating lease is included in "Right of use assets" on the Company's December 31, 2022 Balance Sheet, and represents the Company's right to use the underlying asset for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's December 31, 2022 Balance Sheet. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022. As of December 31, 2022, the Company had an operating lease obligation and operating lease asset of $0.3 million related to the new facility. Operating lease expense is recognized on a straight-line basis over the lease term. The Company recognized total lease costs of $0.1 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial. Cash paid for operating lease liabilities for the years ended December 31, 2022 and 2021was $0.1 million and $0.4 million, respectively.
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

December 31, 2022
Remaining lease term (in years)	2.42
Discount rate	7.0%
Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

Year ending December 31,
2023	$135
2024	139
2025	59
Total	333
Less: imputed interest	28
Total lease liabilities	$305

Operating lease liability - current	$117
Operating lease liability - net of current portion	188
Total operating lease liability	$305
On July 12, 2021, the Company entered into a lease termination agreement (the "Agreement") for its main facility located in San Diego. Under the Agreement, the Company was required to vacate its facility no later than July 31, 2022. The Company recorded the transaction as a lease modification and remeasured its lease liability of $3.8 million as of July 12, 2021 to its remaining lease obligations of $0.1 million, with a corresponding adjustment to its right-of-use asset of $2.8 million. As a result, the Company recorded an associated gain from the lease modification of $0.9 million, of which $0.2 million and $0.7 million was recognized as a component of cost of goods sold and selling, general and administrative expense, respectively, in the statement of operations for the year ended December 31, 2021. The Company ceased using the facility on June 2, 2022. In accordance with the Agreement, the Company was entitled for a base rent reimbursement of $0.1 million from the landlord for the period from June 2, 2022 to July 31, 2022. The Company received the amount from its previous landlord during the year ended December 31, 2022 and recorded the amount as a reduction of "Selling, general and administrative expenses."

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

15.    INCOME TAXES
The Company is subject to taxation in the U.S. and California state jurisdictions. The Company’s pretax loss for the years ended December 31, 2022 and 2021, were generated by domestic operations. The income tax benefit for the years ended December 31, 2022 and 2021 was comprised of the following (in thousands):

	For the years ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	4	7
Total current tax expense	4	7
Deferred:
Federal	(51)	(94)
State	—	—
Total deferred tax benefit	(51)	(94)
Income tax benefit	$(47)	$(87)
A reconciliation of the expected income tax benefit at the federal statutory rate of 21% for the years ended December 31, 2022 and 2021, and the income tax benefit reported in the financial statements is as follows:

	For the years ended December 31,
	2022		2021
	Amount	% of pretax income (loss)	Amount	% of pretax income (loss)
Income tax benefit at federal statutory rate	$(1,735)	21.0%	$(3,285)	21.0%
State taxes, net of federal effect	(456)	5.5	(761)	4.9
Other permanent differences	21	(0.3)	(41)	—
Stock-based compensation	1,795	(21.7)	236	(1.5)
NOL adjustments and other true-ups	722	(8.7)	—	—
R&D tax credits	(1)	—	(30)	0.2
Other	14	(0.2)	1,075	(6.9)
Increase (decrease) in valuation allowance	(407)	4.9	2,719	(17.4)
Income tax benefit	$(47)	0.5%	$(87)	0.3%

CV SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$9,280	$8,109
Business credit carryforwards	948	948
Intangible assets	527	617
Stock-based compensation	4,416	6,364
Change to inventory	87	112
Operating lease liabilities	81	—
Accruals and reserves	2,351	2,470
Other	222	—
	17,912	18,620
Deferred tax liabilities:
Operating lease assets	(73)	—
Property and equipment	(100)	(211)
CanX intangible assets	(67)	(384)
Other	—	3
	(240)	(592)
Valuation allowance	(17,683)	(18,090)
Net deferred tax liabilities	$(11)	$(62)
The valuation allowance increased by $0.4 million for the year ended December 31, 2022 and increased by $2.7 million for the year ended December 31, 2021.
Deferred tax assets and liabilities are provided for significant revenue and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible profits. As of December 31, 2022 and 2021, the Company established valuation allowances equal to the full amount of its deferred tax assets, net of certain tax liabilities, due to the uncertainties regarding the realization of the deferred tax assets in future years.
As of December 31, 2022, the Company had federal, California, and other state net operating loss (“NOL”) carryforwards of $33.6 million, $23.3 million, and $6.6 million, respectively, which are available to offset future taxable income. Federal NOL carryforwards arising after 2017 of $26.4 million do not expire. Federal NOL carryforwards arising before 2018 of $7.2 million expire from 2036 to 2037. California NOL carryforwards of $23.3 million expire from 2036 to 2041. Other state NOL carryforwards of $6.6 million have various expirations from 2038 to 2041.
As of December 31, 2022, the Company had federal and California R&D credit carryforwards of approximately $0.7 million and $0.4 million, respectively, which are available to offset future taxable income. Federal R&D credit carryforwards expire from 2034 to 2041. California R&D credit carryforwards do not expire.
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
NOTES TO FINANCIAL STATEMENTS

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
A reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2022 and 2021 is provided in the following table (in thousands):

	2022	2021
Balance as of January 1:	$172	$166
Increase in current year positions	—	6
Increase in prior year positions	—	—
Decrease in prior year positions	—	—
Balance as of December 31:	$172	$172

16.     SUBSEQUENT EVENTS
Subsequent to December 31, 2022, the Company received cash payment related to CARES Act Employee Retention Credits of $1.1 million from the IRS.