Form 10-Q
period 2023-03-31
CV Sciences, Inc.
filed 2023-05-15
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023, the issuer had 152,104,789 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$714	$611
Accounts receivable, net	657	766
Inventory	6,526	6,563
Prepaid expenses and other	2,103	3,190
Total current assets	10,000	11,130

Property and equipment, net	516	575
Right of use assets	249	275
Intangibles, net	251	251
Other assets	452	505
Total assets	$11,468	$12,736

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,441	$2,284
Accrued expenses	3,241	9,690
Operating lease liability - current	120	117
Debt, net of discounts	451	1,223
Total current liabilities	6,253	13,314

Operating lease liability - net of current portion	157	188
Deferred tax liability	11	11
Total liabilities	6,421	13,513

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of March 31, 2023 and December 31, 2022; and no shares outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of March 31, 2023 and December 31, 2022; 152,104 shares issued and outstanding as of March 31, 2023 and December 31, 2022	15	15
Additional paid-in capital	87,015	86,897
Accumulated deficit	(81,983)	(87,689)
Total stockholders' equity (deficit)	5,047	(777)

Total liabilities and stockholders' equity (deficit)	$11,468	$12,736
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Product sales, net	$4,148	$4,447
Cost of goods sold	2,366	3,291
Gross profit	1,782	1,156

Operating expenses:
Research and development	35	121
Selling, general and administrative	2,156	2,550
Benefit from reversal of accrued payroll taxes (Note 11)	(6,171)	—
Total operating expenses	(3,980)	2,671

Operating income (loss)	5,762	(1,515)

Interest expense, net	56	702
Net income (loss)	$5,706	$(2,217)

Weighted average common shares outstanding, basic and diluted	152,104	116,834

Net income (loss) per common share, basic and diluted	$0.04	$(0.02)
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2022	—	$—	152,104	$15	$86,897	$(87,689)	$(777)
Stock-based compensation	—	—	—	—	118	—	118
Net income	—	—	—	—	—	5,706	5,706
Balance at March 31, 2023	—	$—	152,104	$15	$87,015	$(81,983)	$5,047

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2021	—	$—	112,482	$11	$83,007	$(79,475)	$3,543
Issuance of common stock under equity commitment	1	280	—	—	274	—	554
Issuance of common stock from note conversion	—	—	6,804	1	1,228	—	1,229
Common stock issued for services	—	—	3,496	—	384	—	384
Stock-based compensation	—	—	—	—	516	—	516
Net loss	—	—	—	—	—	(2,217)	(2,217)
Balance at March 31, 2022	1	$280	122,782	$12	$85,409	$(81,692)	$4,009
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$5,706	$(2,217)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	59	517
Stock-based compensation	118	516
Loss on disposal of fixed assets	—	99
Note discount and interest expense	100	699
Employee retention credit benefit	—	(1,993)
Non-cash lease expense, net	26	—
Benefit from reversal of accrued payroll tax (Note 11)	(6,171)	—
Other	59	98
Change in operating assets and liabilities:
Accounts receivable, net	102	1,096
Inventory	37	387
Prepaid expenses and other	1,087	690
Accounts payable and accrued expenses	(148)	(271)
Net cash flows provided by (used in) operating activities	975	(379)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	—	605
Proceeds from issuance of convertible notes, net of issuance costs	—	970
Repayment of note payable	(764)	—
Repayment of unsecured debt	(108)	(132)
Net cash flows (used in) provided by financing activities	(872)	1,443

Net increase in cash	103	1,064
Cash, beginning of period	611	1,375
Cash, end of period	$714	$2,439

Supplemental cash flow disclosure:
Interest paid	$3	$3

Supplemental disclosures of non-cash transactions:
Convertible note principal conversion into shares of common stock	$—	$(675)
Services paid with common stock	$—	$384
Issuance cost in accounts payable and accrued expenses	$—	$(68)
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    ORGANIZATION AND BUSINESS
Historical Information - CV Sciences, Inc. (the “Company”) was incorporated under the name Foreclosure Solutions, Inc. in the State of Texas on December 9, 2010. The Company subsequently changed its name to CannaVest Corp. (Texas) on January 29, 2013. On July 25, 2013, the Company merged with and into its wholly-owned Delaware subsidiary, CannaVest Corp (Delaware), to effectuate a change in the Company’s state of incorporation from Texas to Delaware. On January 4, 2016, the Company filed a Certificate of Amendment of Certificate of Incorporation reflecting its corporate name change to “CV Sciences, Inc.”, effective on January 5, 2016. In addition, on January 4, 2016, the Company amended its Bylaws to reflect its corporate name change to “CV Sciences, Inc.”
Description of Business - The Company develops, manufactures, markets and sells herbal supplements and hemp-based cannabidiol ("CBD"). The Company sells its products under tradenames, such as PlusCBD™, PlusCBD™Pet, HappyLane™, ProCBD™, CV™Acute and CV™Defense. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. In addition, the Company is pursuing drug candidates which use CBD as a primary active ingredient.
Basis of Presentation - The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2022. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2022, the Company generated negative cash flows from operations of $1.9 million and had an accumulated deficit of $82.0 million as of March 31, 2023. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit. In March 2022, the Company closed a second tranche of its convertible note offering and a convertible preferred stock financing, which resulted in gross proceeds to the Company before closing expenses of approximately $1.0 million and $0.7 million, respectively. In addition, in August 2022, the Company issued and sold a secured promissory note to Streeterville Capital, LLC (the "Streeterville Note"), which resulted in net proceeds to the Company of $1.6 million. In connection with the sale and issuance of the Streeterville Note, on August 18, 2022, the Company entered into a Cancellation Agreement and Mutual General Release (the “Cancellation Agreement”) with an institutional investor, pursuant to which the Company paid the investor a total sum of $0.7 million in full satisfaction and repayment of those convertible promissory notes issued to the investor on March 25, 2022. Upon execution of the Cancellation Agreement, these notes, including the Company’s obligations thereunder, were canceled and terminated.
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In March 2022, the Company claimed employee retention credits, which are recognized as a reduction to general and administrative expenses of $2.0 million during the three months ended March 31, 2023. In addition, in August 2022, the Company claimed additional employee retention credits of $0.5 million for a total of $2.5 million. During the three months ended March 31, 2023, the Company received cash payment related to the employee retention credits of $1.1 million. The remaining amount of $1.4 million is included in prepaid expenses and other in the Company's condensed balance sheet as of March 31, 2023. Subsequent to March 31, 2023, the Company received the remaining employee retention credits from the IRS of $1.4 million.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
In connection with Company’s sale and issuance of the Streeterville Note, the Company made principal payments to Streeterville of $0.8 million during the three months ended March 31, 2023. Subsequent to March 31, 2023, the Company fully repaid the entire remaining outstanding amount to Streeterville of $0.4 million.
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
Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of March 31, 2023 and December 31, 2022, approximate their fair value due to the short-term nature of these items. The Company's note payable balance also approximates fair value as of March 31, 2023 and December 31, 2022, as the interest rate on the note payable approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2023 and December 31, 2022.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Except as described below under the caption Intangibles, Net, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2023 and December 31, 2022.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2023 and December 31, 2022.

Revenues - The following presents product sales by retail (B2B) and e-commerce (B2C) channels for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,439	58.8%	$2,559	57.5%
E-Commerce sales (B2C)	1,709	41.2%	1,888	42.5%
Product sales, net	$4,148	100.0%	$4,447	100.0%
Common Stock Warrants - The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company assesses classification of its common stock warrants and other freestanding derivatives

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Recent Accounting Pronouncements Not Yet Adopted

There are accounting standards that have been issued by the Financial Accounting Standards Board ("FASB") but are not yet effective. These standards are not expected to have a material impact on the Company's results of operations, financial condition or cash flows.
Recent Adopted Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company adopted this guidance as of January 1, 2023. Adoption of this guidance did not have a material impact on the Company's financial statements or its disclosures.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
2.    BALANCE SHEET DETAILS
Inventory
Inventory as of March 31, 2023 and December 31, 2022 was comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$3,424	$3,563
Work in process	1,150	1,020
Finished goods	1,952	1,980
	$6,526	$6,563
During the three months ended March 31, 2022, the Company recorded additions to the inventory provision of $0.1 million. Additions to the inventory provision for the three months ended March 31, 2023 were immaterial.
Intangibles, net
Intangible assets consisted of in-process research and development with an indefinite life of $0.3 million as of March 31, 2023 and December 31, 2022. No indicators of impairment were identified during the three months ended March 31, 2023.
Accrued expenses
Accrued expenses as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll taxes (Note 11)	$522	$6,694
Accrued payroll expenses	1,350	1,447
Other accrued liabilities	1,369	1,549
	$3,241	$9,690

3.    LEASES
In April 2022, the Company entered into a new lease agreement for its main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. The operating lease is included in "Right of use assets" on the Company's March 31, 2023 Condensed Balance Sheet, and represents the Company's right to use the underlying asset for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's March 31, 2023 Condensed Balance Sheet. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022. As of March 31, 2023, the Company had an operating lease obligation and operating lease asset of $0.2 million related to the new facility. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2023, the Company's total lease cost was immaterial.
Because the rate implicit in the lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

March 31, 2023
Remaining lease term (in months)	26
Discount rate	7.0%
Maturities of lease liabilities as of March 31, 2023 were as follows (in thousands):

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Year ending December 31,
2023 (remaining nine months)	$102
2024	139
2025	59
300
Less imputed interest	(23)
Total lease liabilities	$277

Current operating lease liabilities	$120
Non-current operating lease liabilities	157
Total lease liabilities	$277

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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
During the three months ended March 31, 2022, holders of certain Notes converted amounts payable under such Notes into an aggregate of 6,804,281 shares of Company common stock at a weighted average conversion price of $0.10 per share, resulting in a reduction of the Note balance of $0.7 million. In addition, the Company recognized additional interest expense associated with the conversion of $0.6 million during the three months ended March 31, 2022.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
5.    DEBT
Debt as of March 31, 2023 and December 31, 2022 is all current and was as follows (in thousands):

	March 31, 2023	December 31, 2022
Note payable	$341	$1,005
Insurance financing	110	218
Total debt	$451	$1,223
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
The unpaid amount of the Streeterville Note, any interest, fees, charges and late fees accrued shall be due and payable in full within three Trading Days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, provided, further, that if at least $1.0 million in CARES Act proceeds are not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note will be increased by five percent (5%). The Company did not receive the CARES Act proceeds within 90 days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by five percent (5%). The Streeterville Note is secured by all of the Company’s assets as set forth in the Security Agreement dated August 19, 2022.
The Company made principal payments to Streeterville of $0.8 million during the three months ended March 31, 2023. Subsequent to March 31, 2023, the Company fully repaid the entire remaining outstanding balance to Streeterville of $0.4 million. As a result, the Streeterville Note has been fully repaid and satisfied, and the Company's obligations thereunder, were cancelled and terminated.
Insurance Financing
In October 2021, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was $0.4 million and incurred interest at a rate of 4.17%. The Company was required to make monthly payments of $45,000 from November 2021 through July 2022. There was no outstanding balance as of March 31, 2023.
In November 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million and incurred interest at a rate of 6.32%. The Company is required to make monthly payments of $27,900 from November 2022 through July 2023. The outstanding balance as of March 31, 2023 was $0.1 million.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
6.    STOCKHOLDERS' EQUITY
Common Stock
During the three months ended March 31, 2022, the Company issued 3,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company.
There were no issuances of Company common stock during the three months ended March 31, 2023.
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
Warrants

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	March 31, 2023	December 31, 2022
March 30, 2022	Equity	$0.1000	May 26, 2025	10,000,000	10,000,000
March 30, 2022	Equity	$0.0875	May 26, 2025	750,000	750,000
				10,750,000	10,750,000

7.    STOCK-BASED COMPENSATION
As of December 31, 2022, there were 30,976,000 shares of Company common stock authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, the number of shares of common stock that will be automatically added to the 2013 Plan on January 1st of each year during the term of the plan, starting with January 1, 2020, will be the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2023, the Company added 4,000,000 shares of the Company's common stock to the 2013 Plan pursuant to the evergreen provision, resulting in a total of 34,976,000 shares authorized for issuance under the 2013 Plan as of March 31, 2023. As of March 31, 2023, the Company had approximately 5,908,000 authorized but unissued shares reserved and available for issuance under the 2013 Plan. The 2013 Plan is scheduled to automatically terminate pursuant to its terms on June 3, 2024, after which no additional awards may be granted under the 2013 Plan.
On March 15, 2023, the Company’s board of directors approved, subject to shareholder approval, the adoption of a new 2023 Equity Incentive Plan (the “2023 Plan”), under which 34,976,000 shares of Company common stock will be authorized for issuance, if the 2023 Plan is approved by the Company’s shareholders. The 2023 Plan will be presented to the Company’s shareholders for approval at its 2023 Annual Meeting of shareholders, to be held on June 1, 2023. If the 2023 Plan is approved at the 2023 Annual Meeting, no further grants of awards will be made under the Company’s 2013 Plan, and any awards that are cancelled or expire under the 2013 Plan will not be reissued. If the Company’s shareholders do not approve the 2023 Plan, the 2023 Plan will not be effective and the 2013 Plan will remain in effect in accordance with its terms until its expiration.
As of March 31, 2023, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2022	19,831	$0.46	3.5	$—
Granted	7,450	0.04	—	—
Exercised	—	—	—	—
Cancelled	(2,550)	0.45	—	—
Outstanding - March 31, 2023	24,731	0.33	5.1	4

Exercisable - March 31, 2023	16,318	0.48	2.7	—
Vested or expected to vest - March 31, 2023	24,731	$0.33	5.1	$4
The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. The above table includes 4,250,000 vested performance-based options as of March 31, 2023, which were issued to

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan. As of March 31, 2023, there were 6,750,000 remaining unvested stock options granted to Mona Jr. outside of the 2013 Plan which are not included in the above table. These stock options vest upon the completion of future performance conditions (refer to Note 11).

There were no stock options exercised during the three months ended March 31, 2023 and 2022.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended March 31,
	2023	2022
Volatility	132.0%	*
Risk-Free Interest Rate	3.8%	*
Expected Term (in years)	5.77	*
Dividend Rate	—%	*
Fair Value Per Share on Grant Date	$0.04	*
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
8.        NET INCOME (LOSS) PER SHARE
The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares plus potential common shares. The Company's stock options, including those with performance conditions, are included in the calculation of diluted net income (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive.
The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended March 31,
	2023	2022
Stock options	20,481	18,041
Performance stock options	11,000	11,000
Warrants	10,750	10,750
Convertible notes	—	7,623
Convertible preferred shares	—	10,000
Total	42,231	57,414

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
9.    COMMITMENTS AND CONTINGENCIES
On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims were premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the parties previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Once the Sallustro Case was dismissed, the stay was lifted. Plaintiff’s counsel later informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer had standing to pursue this claim. However, the Court allowed Plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, defendants filed a motion to dismiss the Ruth Complaint and the Court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth Complaint on January 11, 2021. The parties agreed to a settlement in principle in January 2022 whereby the Company agreed to make certain corporate governance reforms in exchange for dismissal of the lawsuit. Plaintiff filed a Motion for Preliminary Approval of Proposed Settlement on June 1, 2022. The Court granted preliminary approval of the Proposed Settlement on February 7, 2023. A hearing seeking Final Approval of the Proposed Settlement will be held on May 15, 2023. If the Court grants Final Approval, the Company will have 60 days to implement the corporate governance reforms. Subsequent to the quarter ended March 31, 2023, on April 17, 2023, Plaintiff’s counsel filed a motion seeking an award of attorney's fees. Plaintiff is entitled to an award of attorney's fees under law, the final award amount is yet to be determined.
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
On July 22, 2020, the Company filed a complaint in the San Diego Superior Court for declaratory relief to confirm the rescission of Mona Jr.’s employment agreement, which terminated certain severance and other post-termination compensation and benefits, as well as to recover amounts owed to the Company by Mona Jr. in connection with his purchase of a personal seat license ("PSL") for the Raiders Stadium and certain advance payments made on Mona Jr.’s behalf. The case was moved to an arbitration before the American Arbitration Association pursuant to the arbitration agreement in Mona Jr.'s employment agreement. Mona Jr. is seeking to obtain the terminated severance and other post-termination compensation and benefits under his employment agreement and reimbursement of legal fees associated with this action. On April 27, 2022, the arbitrator issued a final ruling awarding the Company amounts owed by Mona Jr. related to his purchase of the PSL and other advance payments made on Mona Jr.'s behalf for a total of $0.3 million, including prejudgment interest. The arbitrator also awarded Mona Jr. termination severance and other post-termination compensation and benefits under his employment agreement for a total of $0.6 million, including prejudgment interest. The net amount due to Mona Jr. of $0.3 million was paid to Mona Jr., net of applicable payroll taxes, during the year ended December 31, 2022. Despite the Company's efforts to promptly pay the net amount awarded to Mona Jr., Mona Jr. filed a petition for confirmation of the arbitration award in the San Diego Superior Court case. On September 16, 2022, the court granted Mona Jr.'s petition to confirm the arbitration award. On November 18, 2022, the court entered judgment confirming the arbitration award. On December 8, 2022, Mona Jr. filed a motion for attorneys' fees, which the Company opposed on February 9, 2023. On January 31, 2023, the Company filed a motion to tax costs, which was originally scheduled to be heard on June 9, 2023. On March 24, 2023, the court issued an order on Mona Jr.'s motion for attorney' fees and awarded $17,481 in attorneys' fees and costs. The ruling effectively granted the Company's motion to tax costs and, consequently, the court vacated the June 9, 2023 hearing date.
On November 5, 2021, Mona Jr. filed a complaint against the Company in Nevada state court seeking to recover federal and state taxes from the Company associated with the RSU release in 2019 - refer also to Note 11. Related Parties, for further information. On December 22, 2021, the Company filed a motion to dismiss the complaint. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court ordered the case into arbitration. On December 6, 2022, Mona Jr. filed a demand for arbitration against the Company and its officers with the American Arbitration Association. On

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
January 31, 2023, the Company and management filed a case in the San Diego Superior Court for declaratory relief, seeking to enjoin the arbitration on the grounds that Mona Jr. is barred from proceeding with the arbitration under the doctrines of res judicata and judicial estoppel based on the position that Mona Jr. took against the Company in the case described above. On February 2, 2023, the American Arbitration Association stayed the arbitration for 60 days. On February 14, 2023, the Company filed a motion for preliminary injunction to enjoin Mona Jr. from proceeding with the arbitration. The preliminary injunction motion is scheduled for hearing on October 20, 2023. On March 20, 2023, the Company sought a temporary restraining order to enjoin Mona Jr. from proceeding with the arbitration, which the court denied. On April 5, 2023, the American Arbitration Association informed the parties that the stay issued on February 2, 2023 had been lifted. Management intends to vigorously defend the allegations.
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

10.    INCOME TAXES
For the three months ended March 31, 2023 and 2022, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

11.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of March 31, 2023, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of March 31, 2023. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
As part of the Settlement Agreement, 2,950,000 of the RSU's previously issued to Mona Jr. vested. The vesting of the RSU's and payment of shares is treated as taxable compensation to Mona Jr. and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation was subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes was $0.2 million and was recorded as a component of selling, general and administrative expenses during the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has continued to reflect this liability on its balance sheet through December 31, 2022 in an amount of $6.7 million, which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
pay personal income taxes for 2019 was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability would have been relieved once the tax amount was paid by Mona Jr. and the Company had received the required taxing authority documentation from Mona Jr. If the tax amount was not paid by Mona Jr., the Company could have been liable for such withholding tax due. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $6.2 million during the three months ended March 31, 2023. The remaining accrued amount of $0.5 million that the Company may still be liable for relates to employer and employee FICA taxes for which the related statute of limitations has not yet expired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three months ended March 31, 2023 and 2022, respectively, should be read in conjunction with our condensed financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.
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

Results of Operations
Revenues and gross profit

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(in thousands)
Product sales, net	$4,148	$4,447	$(299)	(7)%
Cost of goods sold	2,366	3,291	(925)	(28)%
Gross profit	$1,782	$1,156	$626	54%
Gross margin	43.0%	26.0%

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,439	58.8%	$2,559	57.5%
E-commerce sales (B2C)	1,709	41.2%	1,888	42.5%
Product sales, net	$4,148	100.0%	$4,447	100.0%
We had net product sales of $4.1 million and gross profit of $1.8 million, representing a gross margin of 43.0%, in the first quarter of 2023, compared with net product sales of $4.4 million and gross profit of $1.2 million, representing a gross margin of 26.0%, in the first quarter of 2022. Our net product sales decreased by $0.3 million, or 7%, in the first quarter of 2023 when compared to first quarter 2022 results. The decline is primarily due to lower number of units sold during the first quarter 2023 by 12.8% compared to the first quarter 2022, partially offset by higher sales price per unit of 7.0%. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the first quarter of 2023 decreased as a percentage of revenue compared to the first quarter of 2022, mostly due to lower inventory write offs, and warehouse, distribution and overhead cost savings. The gross margin improved in the first quarter 2023 compared with 2022 primarily due to lower cost of goods sold and increased net sales per unit.

Research and development expense

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(in thousands)
Research and development expense	$35	$121	$(86)	(71)%
Percentage of product sales, net	0.8%	2.7%
Research and development (“R&D”) expense decreased by $0.1 million compared to the first quarter of 2022. The decrease is mostly related to lower R&D spend associated with new consumer products development expenses.

Selling, general and administrative expense

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(in thousands)
Sales expense	$839	$990	$(151)	(15)%
Marketing expense	657	1,343	(686)	(51)%
General & administrative expense	660	217	443	204%
Selling, general and administrative	$2,156	$2,550	$(394)	(15)%
Percentage of product sales, net	52.0%	57.3%

Selling, general and administrative (“SG&A”) expense decreased to $2.2 million in the first quarter of 2023 compared to $2.6 million in the first quarter of 2022, which was primarily a result of the following:

•Sales expense decreased due to lower payroll and stock-based compensation.
•Marketing expense decreased due to lower payroll, stock-based compensation, outside services and reduced digital advertising expense.
•General and administrative ("G&A") expense increased as a result of the recognition of the employee retention credit of $2.0 million during the first three months of 2022. Excluding the employee retention credit benefit in the prior year, G&A expenses decreased by $1.5 million, or 70.1%, as a result of our ongoing efforts to reduce our overall cost structure. We were able to reduce our expense for rent, legal, professional services, insurance, depreciation, payroll, stock-based compensation and other expenses.

Benefit from reversal of accrued payroll taxes
We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder in 2019 of $6.7 million. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $6.2 million during the three months ended March 31, 2023. For more information, please see Note 11, Related Parties, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation and interest expense), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it also highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
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
A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2023 and 2022 is detailed below:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$5,706	$(2,217)
Depreciation expense	59	517
Interest expense	56	702
EBITDA	5,821	(998)
Stock-based compensation (1)	118	516
Employee retention credit benefit (2)	—	(1,993)
Benefit for reversal of accrued payroll tax (3)	(6,171)	—
Adjusted EBITDA	$(232)	$(2,475)
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

(3)Represents benefit for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 11, Related Parties, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
During the three months ended March 31, 2023 and the year ended December 31, 2022, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, (iii) funds received from the IRS related to employee retention credits, and (iv) proceeds from third-party financings, including the sale of shares of our common stock and preferred stock, as well as convertible and non-convertible promissory notes, to certain investors. As of March 31, 2023, we had approximately $0.7 million of cash and working capital of approximately $3.7 million. During the year ended December 31, 2022, we used cash in operating activities of approximately $1.9 million. For the three months ended March 31, 2023, the Company generated cash flows from operations of $1.0 million, and we had an accumulated deficit of $82.0 million as of March 31, 2023.
We believe that a combination of factors, mainly consisting of the highly competitive environment, inflation and the continued effects of the COVID-19 pandemic, have adversely impacted our business operations for the three months ended March 31, 2023 and the year ended December 31, 2022. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell plant-based dietary supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.
Furthermore, COVID-19 still continues to have an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, many aspects of our business. Management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delaying certain expenses related to our drug development activities. In addition, on July 12, 2021, we entered into a lease termination agreement for our old facility located in San Diego, California. Our old facility consisted of approximately 30,000 square feet of leased office, production, lab and warehouse space and had a total lease obligation of $3.8 million. We ceased using the old facility on June 2, 2022. Our new facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego, with a total lease obligation of $0.4 million. During the year ended December 31, 2022, we started outsourcing the majority of our manufacturing, warehousing and fulfillment functions. To the extent that we feel it is necessary and in the best interest of the Company and our shareholders, we may also take further actions that alter our operations in order to ensure the success of our business.
Accrued Payroll Taxes
The Company previously recorded accrued payroll taxes associated with the RSU release to our founder in 2019. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the accrued payroll taxes of $6.2 million during the three months ended March 31, 2023. For more information, please see Note 11, Related Parties, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
CARES Act
The CARES Act provides an employee retention credit, which is a refundable tax credit against certain employment taxes of up to a maximum of $5,000 for each employee in 2020 and $7,000 per employee per quarter from January to September 2021. We determined that we qualify for the tax credit under the CARES Act and filed our amended tax returns in March and August 2022 for a total of $2.5 million of employee retention credits. During the three months ended March 31, 2023, we received a cash payment related to the employee retention credits of $1.1 million. The remaining amount of $1.4 million is included in prepaid expenses and other in our condensed balance sheet as of March 31, 2023. Subsequent to March 31, 2023, we received employee retention credits from the IRS of $1.4 million.
Streeterville Note
In August 2022, we entered into a note purchase agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which we issued and sold to Streeterville a secured promissory note ("Streeterville Note") in the original principal amount of $2.0 million. The Streeterville Note carried an OID of $400,000. We incurred additional debt issuance costs of $23,000. As a result, we received aggregate net proceeds of approximately $1.6 million in connection with the sale and issuance of the Streeterville Note. We were required to make weekly repayments to Streeterville on the Streeterville Note in the following amounts: (a) $40,000 for the first eight weeks; and (b) $56,000 thereafter until the Streeterville Note was paid in full. Pursuant to the terms of the Streeterville Note, the unpaid balance, any interest, fees, charges and late fees accrued were due and payable in full nine months from August 19, 2022 (the “Maturity Date”); provided, however, that if at least $1.0 million in CARES Act proceeds was not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note would be increased by 5%. The Company did not receive the CARES Act proceeds within ninety days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by 5%. The Streeterville Note was secured by all of the Company’s assets. The outstanding balance of the Streeterville Note as of March 31, 2023 was $0.4 million. Subsequent to March 31, 2023, we fully repaid the entire remaining outstanding amount to Streeterville of $0.4 million. As a result, the Streeterville Note has been fully repaid and satisfied, and the Company's obligations thereunder were cancelled and terminated.
First Insurance Funding Agreements
In November 2022, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.2 million, which incurs interest at an annual rate of 6.32%. We are required to make monthly payments of $27,900 from November 2022 through July 2023. The outstanding balance as of March 31, 2023 was $0.1 million.
Going Concern
U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2022, we used cash in operating activities of $1.9 million. For the three months ended March 31, 2023, we generated cash flows from operations of $1.0 million, which includes collection of approximately $1.1 million of government tax credits, and we had an accumulated deficit of $82.0 million as of March 31, 2023. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.
The Company's financial operating results and accumulated deficit, amongst other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.
A summary of our changes in cash flows for the three months ended March 31, 2023 and 2022 is provided below:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$975	$(379)
Financing activities	(872)	1,443
Net increase in cash	103	1,064
Cash, beginning of period	611	1,375
Cash, end of period	$714	$2,439

Operating Activities
Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash expenses such as depreciation, bad debt expense, stock-based compensation, employee retention credit benefit, benefit of reversal of payroll tax liability and interest expense related to our promissory notes. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.
Cash provided by operating activities was $1.0 million in the three months ended March 31, 2023 compared to cash used in operating activities of $0.4 million in the three months ended March 31, 2022. The improvement in our cash flow from operating activities by $1.4 million was mostly due to our improved operating performance. Our net income, adjusted for non-cash items resulted in a net loss of $0.1 million in the current year quarter, compared to a net loss, adjusted for non-cash items of $2.3 million in the prior year quarter, an improvement of $2.2 million on a year of year basis. Changes in working capital generated $1.1 million during the first quarter of 2023, compared to $1.9 million in the first quarter of 2022, a decline of $0.8 million. Our changes in working capital declined primarily due to the fact that we had a large outstanding receivable with one retailer as of December 31, 2021, which was collected during the first quarter of 2022. Our net income improved by $7.9 million from a net loss of $2.2 million in the first three months of 2022 to a net income of $5.7 million in the first three months of 2023. Non-cash adjustments increased by $5.7 million, as we recognized a benefit for the reversal of accrued payroll tax of $6.2 million related to the RSU's previously issued to Mona Jr. Recurring non-cash adjustments consists of depreciation, interest expense and stock-based compensation.
Financing Activities
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2023 compared to cash provided by financing activities of $1.4 million for the three months ended March 31, 2022. Our financing activities for the three months ended March 31, 2023 consisted of repayments of our insurance financing of $0.1 million and a note payable of $0.8 million. Our financing activities for the three months ended March 31, 2022 consisted of proceeds from issuance of preferred stock of $0.6 million and convertible notes of $1.0 million, partially offset by repayments of the insurance financing of $0.1 million.
Inflation
Our product costs have been impacted by inflation during the three months ended March 31, 2023. Recent trends towards rising inflation may continue to adversely impact our business and corresponding financial position and cash flow.
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
Additionally, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the FDIC, and subsequently in May 2023 First Republic Bank was taken over by the FDIC and a substantial portion of it sold to JPMorgan Chase, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, Signature Bank or First Republic Bank, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash may be threatened and such events could have a material adverse effect on our business and financial condition.
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
Furthermore, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 30, 2023, the world has been affected due to the COVID-19 pandemic, and thus, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.
Critical Accounting Estimates
We have disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K, filed with the SEC March 30, 2023, those accounting policies and estimates that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies and estimates that we consider to be significant since the filing of our 2022 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed financial statements conform in all material respects to GAAP.
Recent Accounting Pronouncements
See Note 1 in the accompanying notes to unaudited condensed financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2023, the Company did not sell any unregistered equity securities that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVEST Corp., a Texas corporation, and CannaVEST Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CannaVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc. and the Starwood Trust, as the Shareholder Representative.	8-K	000-54677	2.1	January 4, 2016
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022

4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Base Indenture between CV Sciences, Inc. and Wilmington Savings Fund	8-K	000-54677	4.1	November 15, 2021
4.3	Form of Supplemental Indenture	8-K	000-54677	4.2	November 15, 2021
4.4	Form of Senior Convertible Note	8-K	000-54677	4.3	November 15, 2021
4.5	Form of Second Supplemental Indenture	8-K	000-54677	4.2	March 28, 2022
4.6	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.7	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1†	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joseph Dowling	10-K	000-54677	10.45	March 30, 2023
10.2†	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joerg Grasser	10-K	000-54677	10.46	March 30, 2023
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101 INS	Inline XBRL Instance Document					**
101 SCH	Inline XBRL Taxonomy Extension Schema Document					**
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					**
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					**
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					**
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					**
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
Dated May 15, 2023

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial Officer)
Dated May 15, 2023