Form 10-Q
period 2023-09-30
CV Sciences, Inc.
filed 2023-11-14
CIK 1510964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, the issuer had 154,604,789 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.
FORM 10-Q
i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CV SCIENCES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$1,643	$611
Accounts receivable, net	666	766
Inventory	5,729	6,563
Prepaid expenses and other	412	3,190
Total current assets	8,450	11,130

Property and equipment, net	399	575
Right of use assets	195	275
Intangibles, net	251	251
Other assets	348	505
Total assets	$9,643	$12,736

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,623	$2,284
Accrued expenses	3,311	9,690
Operating lease liability - current	127	117
Debt, net of discounts	—	1,223
Total current liabilities	6,061	13,314

Operating lease liability - net of current portion	92	188
Deferred tax liability	11	11
Total liabilities	6,164	13,513

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of September 30, 2023 and December 31, 2022; and no shares outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of September 30, 2023 and December 31, 2022; 154,604 and 152,104 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	87,182	86,897
Accumulated deficit	(83,718)	(87,689)
Total stockholders' equity (deficit)	3,479	(777)

Total liabilities and stockholders' equity (deficit)	$9,643	$12,736
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Product sales, net	$4,089	$3,751	$12,203	$12,336
Cost of goods sold	2,246	2,189	6,860	8,348
Gross profit	1,843	1,562	5,343	3,988

Operating expenses:
Research and development	40	44	111	267
Selling, general and administrative	2,240	2,410	7,154	8,443
Benefit from reversal of accrued payroll taxes (Note 11)	—	—	(6,171)	—
Total operating expenses	2,280	2,454	1,094	8,710

Operating income (loss)	(437)	(892)	4,249	(4,722)

Gain on debt extinguishment	—	(127)	—	(127)
Other expense, net	10	266	275	1,304
Income (loss) before income taxes	(447)	(1,031)	3,974	(5,899)
Income tax expense	—	—	3	2
Net income (loss)	(447)	(1,031)	3,971	(5,901)
Deemed dividend for beneficial conversion of Series A convertible preferred stock	—	—	—	920
Net income (loss) attributable to common stockholders	$(447)	$(1,031)	$3,971	$(6,821)

Weighted average common shares outstanding, basic and diluted	154,604	146,530	153,112	133,651

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.01)	$0.03	$(0.05)
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2022	—	$—	152,104	$15	$86,897	$(87,689)	$(777)
Stock-based compensation	—	—	—	—	118	—	118
Net income	—	—	—	—	—	5,706	5,706
Balance at March 31, 2023	—	—	152,104	15	87,015	(81,983)	5,047
Issuance of common stock for services	—	—	2,500	—	100	—	100
Stock-based compensation	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(1,288)	(1,288)
Balance at June 30, 2023	—	—	154,604	15	87,150	(83,271)	3,894
Stock-based compensation	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	(447)	(447)
Balance at September 30, 2023	—	$—	154,604	$15	$87,182	$(83,718)	$3,479

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 2021	—	$—	112,482	$11	$83,007	$(79,475)	$3,543
Issuance of preferred stock and common stock warrants, net of issuance costs	1	280	—	—	274	—	554
Issuance of common stock from note conversion	—	—	6,804	1	1,228	—	1,229
Common stock issued for services	—	—	3,496	—	384	—	384
Stock-based compensation	—	—	—	—	516	—	516
Net loss	—	—	—	—	—	(2,217)	(2,217)
Balance at March 31, 2022	1	280	122,782	12	85,409	(81,692)	4,009
Conversion of preferred stock	(1)	(280)	10,000	1	279	—	—
Beneficial conversion charge for preferred stock conversion	—	(920)	—	—	920	—	—
Deemed dividend	—	920	—	—	(920)	—	—
Issuance of common stock from note conversion	—	—	7,173	1	388	—	389
Stock-based compensation	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(2,653)	(2,653)
Balance at June 30, 2022	—	—	139,955	14	86,222	(84,345)	1,891
Issuance of common stock from note conversion	—	—	10,150	1	327	—	328
Stock-based compensation	—	—	—	—	177	—	177
Net loss	—	—	—	—	—	(1,031)	(1,031)
Balance at September 30, 2022	—	$—	150,105	$15	$86,726	$(85,376)	$1,365
See accompanying notes to the unaudited condensed financial statements.

CV SCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$3,971	$(5,901)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	176	923
Stock-based compensation	185	839
Loss on disposal of fixed assets	—	159
Note discount and interest expense	112	1,300
Employee retention credit benefit	—	(2,516)
Non-cash lease expense, net	80	44
Benefit from reversal of accrued payroll tax (Note 11)	(6,171)	—
Gain on debt extinguishment	—	(127)
Other	368	361
Change in operating assets and liabilities:
Accounts receivable, net	103	1,172
Inventory	834	1,398
Prepaid expenses and other	2,778	1,483
Accounts payable and accrued expenses	(69)	(1,230)
Net cash flows provided by (used in) operating activities	2,367	(2,095)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	—	554
Proceeds from issuance of convertible notes, net of issuance costs	—	954
Proceeds from issuance of note payable, net of issuance costs	—	1,577
Repayment of convertible notes	—	(675)
Repayment of note payable	(1,117)	(240)
Repayment of unsecured debt	(218)	(311)
Net cash flows (used in) provided by financing activities	(1,335)	1,859

Net increase (decrease) in cash	1,032	(236)
Cash, beginning of period	611	1,375
Cash, end of period	$1,643	$1,139

Supplemental cash flow disclosure:
Interest paid	$4	$4

Supplemental disclosures of non-cash transactions:
Convertible note principal conversion into shares of common stock	$—	$(1,284)
Common stock issued for services	$100	$384
Right of use assets obtained in exchange for lease liability	$—	$345
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
Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated cash flows from operations of $2.4 million during the nine months ended September 30, 2023, which included the collection of approximately $2.5 million of government tax credits,. However, for the year ended December 31, 2022, the Company generated negative cash flows from operations of $1.9 million and had an accumulated deficit of $83.7 million as of September 30, 2023. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualified for the tax credit under the CARES Act. In March 2022, the Company claimed employee retention credits, which were recognized as a reduction to general and administrative expenses of $2.5 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company received cash payment related to the employee retention credits of $2.5 million.
In August 2022, the Company sold and issued a secured promissory note to Streeterville Capital, LLC ("Streeterville"), which resulted in net proceeds to the Company of $1.6 million. During the nine months ended September 30, 2023, the Company repaid the entire remaining outstanding amount to Streeterville of $1.1 million. As a result, the note has been fully repaid and satisfied, and the Company's obligations thereunder were cancelled and terminated.
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
Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of September 30, 2023 and December 31, 2022, approximate their fair value due to the short-term nature of these items. The Company's insurance financing balance also approximates fair value as of September 30, 2023 and December 31, 2022 and the note payable balance as of December 31, 2022 also approximates fair value, as the interest rate on the note payable and insurance financing approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2023 and December 31, 2022.

•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Except as described below under the caption Intangibles, net, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2023 and December 31, 2022.

•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2023 and December 31, 2022.

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
The following presents product sales by retail (B2B) and e-commerce (B2C) channels for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,415	59.1%	$2,109	56.2%
E-Commerce sales (B2C)	1,674	40.9%	1,642	43.8%
Product sales, net	$4,089	100.0%	$3,751	100.0%

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$7,144	58.5%	$6,960	56.4%
E-Commerce sales (B2C)	5,059	41.5%	5,376	43.6%
Product sales, net	$12,203	100.0%	$12,336	100.0%
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

2.    BALANCE SHEET DETAILS
Inventory
Inventory as of September 30, 2023 and December 31, 2022 was comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$2,944	$3,563
Work in process	1,318	1,020
Finished goods	1,467	1,980
	$5,729	$6,563
During the three and nine months ended September 30, 2022, the Company recorded additions to the inventory provision of $0.1 million and $0.3 million, respectively. Additions to the inventory provision for the three and nine months ended September 30, 2023 were immaterial.
Intangibles, net
Intangible assets consisted of in-process research and development with an indefinite life of $0.3 million as of September 30, 2023 and December 31, 2022. No indicators of impairment were identified during the three and nine months ended September 30, 2023. The Company's annual impairment testing date is December 31 of each year.

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Accrued expenses
Accrued expenses as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll taxes (Note 11)	$522	$6,694
Accrued payroll expenses	1,348	1,447
Other accrued liabilities	1,441	1,549
	$3,311	$9,690

3.    LEASES
In April 2022, the Company entered into a new lease agreement for its main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. The operating lease is included in "Right of use assets" on the Company's September 30, 2023 Condensed Balance Sheet, and represents the Company's right to use the underlying asset for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's September 30, 2023 Condensed Balance Sheet. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022. As of September 30, 2023, the Company had an operating lease obligation and operating lease asset of $0.2 million related to the facility. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2023, the Company's total lease cost was $27,177 and $80,015, respectively.
Because the rate implicit in the lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

September 30, 2023
Remaining lease term (in months)	20
Discount rate	7.0%
Maturities of lease liabilities as of September 30, 2023 were as follows (in thousands):

Year ending December 31,
2023 (remaining three months)	$35
2024	139
2025	59
233
Less imputed interest	(14)
Total lease liabilities	$219

Current operating lease liabilities	$127
Non-current operating lease liabilities	92
Total lease liabilities	$219

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
The Company did not repay the Notes issued in November 2021 in full on May 17, 2022, the maturity date, resulting in an event of default under such Notes. As a result of such default, the Notes issued in November 2021, in the principal amount of $130,000 as of such date, began accruing interest at a rate of 15% per annum. Additionally, the default triggered the Investor’s right under the Notes to require the Company to redeem all or any portion of the November Notes, in cash, at a price not less than the face value of such Notes plus a 15% redemption premium (the “Redemption Premium”).
On May 18, 2022, the Company entered into a Forbearance Agreement with the Investor, pursuant to which the Investor agreed to forebear exercising any rights or remedies that it may have under the November Notes that arise as a result of the default until the earlier of (i) the date immediately prior to the date of occurrence of a Bankruptcy Event of Default (as defined in the Notes), (ii) the date of occurrence of any other event of default under Section 4(a) of the Notes, (iii) the time of any breach by the Company pursuant to the Forbearance Agreement, and (v) June 1, 2022 (such period, the “Forbearance Period”). In accordance with the Forbearance Agreement, the Company agreed to pay the Investor the aggregate outstanding principal on the November Notes at the Redemption Premium, including all accrued and unpaid interest, upon expiration of the Forbearance Period. As of May 31, 2022, prior to expiration of the Forbearance Period, the Investor had converted the outstanding balance (including the Redemption Premium and accrued interest) due under the Notes issued in November 2021, amounting to

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
$151,772, into an aggregate of 3,751,971 shares of Company common stock at a conversion price of $0.04 per share. As a result, the Notes issued in November 2021 terminated.
During the year ended December 31, 2022, the volume weighted average price ("VWAP") of the Company's common stock was below $0.10 for more than 5 days, which constituted a price default in accordance with the Notes. As a result, from the date of such default and for so long as such default remained uncured, the Notes that remained outstanding accrued interest at a rate of 15% per annum. Following such default, the holder also added a 15% per annum default premium to the outstanding balance in accordance with the terms of the Notes.
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
On August 18, 2022, the Company entered into a Cancellation Agreement with the Investor, pursuant to which the Company paid the Investor a total sum of $675,000 in full satisfaction and repayment of the Notes issued in the Second Tranche. Upon execution of the Cancellation Agreement, the Notes issued in the Second Tranche, including the Company's obligations thereunder, were cancelled and terminated. As a result of the Cancellation Agreement, the Company recognized a gain on debt extinguishment of $127,000, including interest expense of $17,000, and immediately expensed unamortized debt costs of $50,000.

5.    DEBT
Debt as of December 31, 2022 was all current and was as follows (in thousands):

December 31, 2022
Note payable	$1,005
Insurance financing	218
Total debt	$1,223
The Company did not have any debt as of September 30, 2023.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The unpaid amount of the Streeterville Note, any interest, fees, charges and late fees accrued was due and payable in full within three trading days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, provided, further, that if at least $1.0 million in CARES Act proceeds were not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note was to be increased by five percent (5%). The Company did not receive the CARES Act proceeds within 90 days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by five percent (5%). The Streeterville Note was secured by all of the Company’s assets as set forth in the Security Agreement dated August 19, 2022.
The Company made principal payments to Streeterville of $1.1 million during the nine months ended September 30, 2023. As a result, the Streeterville Note has been fully repaid and satisfied, and the Company's obligations thereunder, were cancelled and terminated.
Insurance Financing
In October 2023, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed is $0.3 million, which incurs interest at a rate of 8.42% per annum. The Company is required to make monthly payments of $29,781 from November 2023 through July 2024.
In November 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.2 million, which incurred interest at a rate of 6.32% per annum. The Company was required to make monthly payments of $27,900 from November 2022 through July 2023. There was no outstanding balance as of September 30, 2023.

6.    STOCKHOLDERS' EQUITY
Common Stock
During the nine months ended September 30, 2022, the Company issued 3,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company. In accordance with the agreement, the Company issued 2,500,000 additional shares of common stock to the vendor during the nine months ended September 30, 2023.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Warrants
The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	September 30, 2023	December 31, 2022
March 30, 2022	Equity	$0.1000	May 26, 2025	10,000,000	10,000,000
March 30, 2022	Equity	$0.0875	May 26, 2025	750,000	750,000
				10,750,000	10,750,000

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
On June 1, 2023, the Company’s shareholders approved the adoption of a new 2023 Equity Incentive Plan (the “2023 Plan”), and the Company adopted the 2023 Plan. The 2023 Plan has a term of 10 years. The number of shares of the Company’s

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
common stock authorized for issuance under the 2023 Plan is initially 34,976,000 shares, which number shall automatically increase on January 1 of each fiscal year (for a period of ten years after adoption of the 2023 Plan) during the term of the 2023 Plan, commencing on January 1, 2024, by the lesser of (a) 4% of the total shares of the Company's common stock outstanding on December 31st of the prior year, and (b) a lesser number of the Company's common stock as determined by the Company's Board of Directors. As of September 30, 2023, the Company had 34,976,000 authorized but unissued shares reserved for issuance under the 2023 Plan.
As of September 30, 2023, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.
The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2022	19,831	$0.46	3.5	$—
Granted	7,700	0.05	—	—
Exercised	—	—	—	—
Cancelled	(3,346)	0.46	—	—
Outstanding - September 30, 2023	24,185	0.33	4.6	38

Exercisable - September 30, 2023	17,098	0.44	2.6	8
Vested or expected to vest - September 30, 2023	24,185	$0.33	4.6	$38
The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. The above table includes 4,250,000 vested performance-based options as of September 30, 2023, which were issued to Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan and 2023 Plan. As of September 30, 2023, there were 6,750,000 remaining unvested stock options granted to Mona Jr. outside of the 2013 Plan and 2023 Plan which are not included in the above table. These stock options vest upon the satisfaction of future performance conditions (refer to Note 11).

There were no stock options exercised during the nine months ended September 30, 2023 and 2022.
The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Volatility	*	120.0%	132.0%	120.0%
Risk-Free Interest Rate	*	3.0%	3.8%	3.0%
Expected Term (in years)	*	5.52	5.77	5.52
Dividend Rate	*	—%	—%	—%
Weighted Average Fair Value Per Share on Grant Date	*	$0.03	$0.04	$0.03
* There were no grants during the three months ended September 30, 2023.
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

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
8.        NET INCOME (LOSS) PER SHARE
Net income (loss) per common share is computed using the two class method, which is required due to the participating nature of the Preferred Stock (as defined and discussed in Note 6). Except with respect to voting and conversion rights, the rights of the holders of the Company's common stock and the Preferred Stock are identical. Each class of shares has the same rights to dividends. All shares of the Company's issued Preferred Stock were converted into shares of Company common stock in April 2022. Although the Preferred Stock are participating securities, such securities did not participate in net losses, and therefore, did not impact the Company's net income (loss) per share calculation for the three and nine months ended September 30, 2022.
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
The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options	19,935	15,168	19,935	15,168
Performance stock options	11,000	11,000	11,000	11,000
Warrants	10,750	10,750	10,750	10,750
Total	41,685	36,918	41,685	36,918

9.    COMMITMENTS AND CONTINGENCIES
On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims were premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the parties previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Once the Sallustro Case was dismissed, the stay was lifted. Plaintiff’s counsel later informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer had standing to pursue this claim. However, the Court allowed plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, defendants filed a motion to dismiss the Ruth Complaint and the court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth complaint on January 11, 2021. The parties agreed to a settlement in principle in January 2022 whereby the Company agreed to make certain corporate governance reforms in exchange for dismissal of the lawsuit. Plaintiff filed a motion for preliminary approval of proposed settlement on June 1, 2022. The court granted preliminary approval of the proposed settlement on February 7, 2023. A hearing seeking final approval of the proposed settlement was held on May 15, 2023, and the court indicated it would likely approve the proposed settlement and reschedule the hearing with regard to plaintiff's motion for attorney's fees. On June 23, 2023, the Company received notice of a court order dated May 23, 2023 without any hearing, granting plaintiff's motion for attorney's fees and expenses of approximately $250,000, which the Company accrued as of September 30, 2023. On July 19, 2023, the Company requested to vacate the court order from May 23, 2023 and set a hearing date. If the court grants final approval, the Company will have 60 days to implement the corporate governance reforms.
On December 3, 2019, Michelene Colette and Leticia Shaw filed a putative class action complaint in the Central District of California, alleging the labeling on the Company’s products violated the Food, Drug, and Cosmetic Act of 1938 (the “Colette Complaint”). On February 6, 2020, the Company filed a motion to dismiss the Colette Complaint. Instead of opposing the Company's motion, plaintiffs elected to file an amended complaint on February 25, 2020. On March 10, 2020, the Company filed a motion to dismiss the amended complaint. The court issued a ruling on May 22, 2020 that stayed this proceeding in its

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
entirety and dismissed part of the amended complaint. The court's order stated that the portion of the proceeding that is stayed will remain stayed until the U.S. Food and Drug Administration (the "FDA") completes its rulemaking regarding the marketing, including labelling, of CBD ingestible products. However, on January 26, 2023, the FDA announced that it does not intend to pursue rulemaking allowing the use of cannabidiol products in dietary supplements or conventional foods. As a result, on February 13, 2023, Plaintiffs filed a status report with the court asking to have the stay lifted. The Company filed a written opposition. The court has taken no action since Plaintiffs filed that status report, and the case remains stayed pursuant to the court's original order.
On November 5, 2021, Mona Jr. filed a complaint against the Company in Nevada state court seeking to recover federal and state taxes from the Company associated with the RSU release in 2019 - refer also to Note 11. Related Parties, for further information. On December 22, 2021, the Company filed a motion to dismiss the complaint. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court ordered the case into arbitration. On December 6, 2022, Mona Jr. filed a demand for arbitration against the Company and its officers with the American Arbitration Association (the "AAA"). On January 31, 2023, the Company and management filed a case in the San Diego Superior Court for declaratory relief, seeking to enjoin the arbitration on the grounds that Mona Jr. is barred from proceeding with the arbitration under the doctrines of res judicata and judicial estoppel based on the position that Mona Jr. took against the Company in a prior arbitration. On February 2, 2023, the AAA stayed the arbitration for 60 days. On February 14, 2023, the Company filed a motion for preliminary injunction to enjoin Mona Jr. from proceeding with the arbitration. The preliminary injunction motion was scheduled for hearing on October 20, 2023. On March 20, 2023, the Company sought a temporary restraining order to enjoin Mona Jr. from proceeding with the arbitration, which the court denied. After the denial of the temporary restraining order, the Company withdrew its motion for preliminary injunction. On April 5, 2023, the AAA informed the parties that the stay issued on February 2, 2023 had been lifted. On April 28, 2023, the AAA appointed an arbitrator for the matter. On June 6, 2023, the Company's officers filed a motion to dismiss the claims in the arbitration against them, arguing that they are not party to an agreement with Mona Jr. to arbitrate. On July 6, 2023, the Arbitrator issued an order scheduling the hearing on the merits for April 8 through April 12, 2024. On September 12, 2023, the Arbitrator granted in part and denied in part the motion to dismiss the Company's officers. Management intends to vigorously defend the allegations.
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

10.    INCOME TAXES
For the three and nine months ended September 30, 2023 and 2022, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

11.    RELATED PARTIES
During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of September 30, 2023, Mona Jr. has 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of September 30, 2023. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related to the

CV SCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.
As part of the Settlement Agreement, 2,950,000 of the RSU's previously issued to Mona Jr. vested. The vesting of the RSU's and payment of shares is treated as taxable compensation to Mona Jr. and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation was subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes was $0.2 million and was recorded as a component of selling, general and administrative expenses during the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has continued to reflect this liability on its balance sheet through December 31, 2022 in an amount of $6.7 million, which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability would have been relieved once the tax amount was paid by Mona Jr. and the Company had received the required taxing authority documentation from Mona Jr. If the tax amount was not paid by Mona Jr., the Company could have been liable for such withholding tax due. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $6.2 million during the nine months ended September 30, 2023. The remaining accrued amount of $0.5 million that the Company may still be liable for relates to employer and employee Medicare portion of FICA taxes for which the related statute of limitations has not yet expired.

12.    SUBSEQUENT EVENT
In November 2023, the Company announced its planned transition to a global health and wellness company. The Company plans to expand its current hemp-based product offering to include non-CBD nutraceuticals and other plant-based food products. The Company recently executed a non-binding letter of intent to acquire a plant-based food company in Europe, providing the Company with a manufacturing and distribution foothold in the EU that will allow for leverage of the Company's key strengths and competencies. Closing of the acquisition is expected to occur before the end of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022, respectively, should be read in conjunction with our condensed financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.
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
In November 2023, we announced our planned transition to a global health and wellness company. We plan to expand our current hemp-based product offering to include non-CBD nutraceuticals and other plant-based food products. We recently executed a non-binding letter of intent to acquire a plant-based food company in Europe, providing the Company with a manufacturing and distribution foothold in the EU that will allow for leverage of our key strengths and competencies. Closing of the acquisition is expected to occur before the end of the year 2023.
We continue to evaluate select partnership opportunities, including acquisitions or other options for the Company.

Results of Operations
Revenues and gross profit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$4,089	$3,751	$338	9%	$12,203	$12,336	$(133)	(1)%
Cost of goods sold	2,246	2,189	57	3%	6,860	8,348	(1,488)	(18)%
Gross profit	$1,843	$1,562	$281	18%	$5,343	$3,988	$1,355	34%
Gross margin	45.1%	41.6%			43.8%	32.3%

Third Quarter 2023 vs. 2022

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,415	59.1%	$2,109	56.2%
E-commerce sales (B2C)	1,674	40.9%	1,642	43.8%
Product sales, net	$4,089	100.0%	$3,751	100.0%
We had net product sales of $4.1 million and gross profit of $1.8 million, representing a gross margin of 45.1%, in the third quarter of 2023, compared to net product sales of $3.8 million and gross profit of $1.6 million, representing a gross margin of 41.6%, in the third quarter of 2022. Our net product sales increased by $0.3 million, or 9%, in the third quarter of 2023 when compared to third quarter 2022 results. The increase is primarily due to a higher number of units sold during the third quarter 2023 by 6.1% compared to the third quarter 2022, and a higher average sales price per unit of 3.2%. The average sales price per unit increased due to price increases and product mix. In addition, new products introduced since the beginning of 2022 represented 36.4% of our net product sales for the quarter ended September 30, 2023. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the third quarter of 2023 decreased as a percentage of revenue compared to the third quarter of 2022, mostly due to lower inventory write offs, and warehouse, distribution and overhead cost savings. The gross margin improved in the third quarter 2023 compared with 2022 primarily due to lower cost of goods sold and increased net sales price per unit.

First nine months 2023 vs. 2022

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$7,144	58.5%	$6,960	56.4%
E-commerce sales (B2C)	5,059	41.5%	5,376	43.6%
Product sales, net	$12,203	100.0%	$12,336	100.0%
We had net product sales of $12.2 million and gross profit of $5.3 million, representing a gross margin of 43.8%, in the nine months ended September 30, 2023, compared with net product sales of $12.3 million and gross profit of $4.0 million, representing a gross margin of 32.3%, in the nine months ended September 30, 2022. Our net product sales decreased by $0.1 million, or 1%, in the first nine months of 2023 when compared to the first nine months of 2022 results. The decline is primarily due to a lower number of units sold during the first nine months of 2023 by 8.6% compared to the first nine months of 2022, partially offset by higher average sales price per unit of 7.2%. The average sales price per unit increased due to price increases and product mix. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.
Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. Cost of goods sold in the first nine months of 2023 decreased as a percentage of revenue compared to the first nine months of 2022, mostly due to lower inventory write offs, and warehouse, distribution and overhead cost savings. The gross margin improved in the nine months ended September 30, 2023 compared to the first nine months of 2022 primarily due to lower cost of goods sold and increased net sales price per unit.

Research and development expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$40	$44	$(4)	(9)%	$111	$267	$(156)	(58)%
Percentage of product sales, net	1.0%	1.2%			0.9%	2.2%
Third Quarter 2023 vs. 2022
Research and development (“R&D”) expense remained relatively consistent at $40,000 and represents overall reduced R&D spend associated with new consumer products development expenses.
First nine months 2023 vs. 2022
R&D expense decreased by $0.2 million compared to the first nine months of 2022. The decrease is mostly related to lower R&D spend associated with new consumer products development expenses.

Selling, general and administrative expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands)				(in thousands)
Sales expense	$727	$935	$(208)	(22)%	$2,298	$2,873	$(575)	(20)%
Marketing expense	793	1,089	(296)	(27)%	2,280	3,691	(1,411)	(38)%
General & administrative expense	720	386	334	87%	2,576	1,879	697	37%
Selling, general and administrative	$2,240	$2,410	$(170)	(7)%	$7,154	$8,443	$(1,289)	(15)%
Percentage of product sales, net	54.8%	64.2%			58.6%	68.4%

Third Quarter 2023 vs. 2022
Selling, general and administrative (“SG&A”) expense decreased to $2.2 million in the third quarter of 2023 compared to $2.4 million in the third quarter of 2022, which was primarily a result of the following:

•Sales expense decreased due to lower payroll, stock-based compensation and other sales expense.
•Marketing expense decreased due to lower payroll, stock-based compensation, outside services and reduced digital advertising expense.
•General and administrative ("G&A") expense increased by $0.3 million. The increase is mostly as a result of the recognition of the employee retention credit of $0.5 million in the third quarter of 2022. Excluding the employee retention credit, our G&A expense decreased by $0.2 million, or 20.9%, as a result of our ongoing efforts to reduce our overall cost structure. We were able to reduce our G&A expense for insurance, payroll, and professional fees, partially offset by increases in legal fees and stock-based compensation expense.

First nine months 2023 vs. 2022
SG&A expense decreased to $7.2 million in the first nine months of 2023 compared to $8.4 million in the first nine months of 2022, which was primarily a result of the following:

•Sales expense decreased due to lower payroll, stock-based compensation and other sales expense.
•Marketing expense decreased due to lower payroll, stock-based compensation, outside services and reduced digital advertising expense.
•G&A expense increased as a result of the recognition of the employee retention credit of $2.5 million during the first nine months of 2022. Excluding the employee retention credit benefit in the prior year, G&A expenses decreased by $1.8 million, or 41.4%, as a result of our ongoing efforts to reduce our overall cost structure. We were able to reduce our expense for professional services, insurance, depreciation, payroll, stock-based compensation, office and other expenses, partially offset by increases in legal fees.

Benefit from reversal of accrued payroll taxes
We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder in 2019 of $6.7 million. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the nine months ended September 30, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $6.2 million during the nine months ended September 30, 2023. For more information, please see Note 11, Related Parties, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other expense, net
Other expense, net consists of interest expense, interest income and fair value adjustments to our financial instruments. Other expense decreased by $0.3 million compared to the three months ended September 30, 2022. The decrease is mostly related to lower interest expense for the accretion of the original issuance discount and debt issuance cost for our convertible notes, which were extinguished during 2022.
Other expense decreased by $1.0 million compared to the first nine months of 2022. The decrease is mostly related to lower interest expense for the accretion of the original issuance discount and debt issuance cost for our convertible notes, which were extinguished during 2022. This decrease is partially offset by increases to the fair value of our financial instruments of $0.2 million.

Non-GAAP Financial Measures
We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation, interest and income tax expense, minus interest income), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it also highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.
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
A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2023 and 2022 is detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income (loss)	$(447)	$(1,031)	$3,971	$(5,901)
Depreciation expense	58	63	176	923
Interest expense (income)	(4)	266	61	1,304
Income tax expense	—	—	3	2
EBITDA	(393)	(702)	4,211	(3,672)
Stock-based compensation (1)	32	177	185	839
Employee retention credit benefit (2)	—	(523)	—	(2,516)
Gain on extinguishment of debt (3)	—	(127)	—	(127)
Benefit for reversal of accrued payroll tax (4)	—	—	(6,171)	—
Adjusted EBITDA	$(361)	$(1,175)	$(1,775)	$(5,476)
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
(3)Represents gain on extinguishment of our convertible note during the three and nine months ended September 30, 2022. For more information, please see Note 4, Convertible Notes, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)Represents benefit for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 11, Related Parties, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
During the nine months ended September 30, 2023 and the year ended December 31, 2022, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, (iii) funds received from the IRS related to employee retention credits, and (iv) proceeds from third-party financings, including the sale of shares of our common stock and preferred stock, as well as convertible and non-convertible promissory notes, to certain investors. As of September 30, 2023, we had approximately $1.6 million of cash and working capital of approximately $2.4 million. During the year ended December 31, 2022, we used cash in operating activities of approximately $1.9 million. For the nine months ended September 30, 2023, the Company generated cash flows from operations of $2.4 million, which included the collection of approximately $2.5 million of government tax credits, and we had an accumulated deficit of $83.7 million as of September 30, 2023.
We believe that a combination of factors, mainly consisting of the highly competitive environment, patchwork of state regulation, inflation and the lingering effects of the COVID-19 pandemic, have adversely impacted our business operations for the nine months ended September 30, 2023 and the year ended December 31, 2022. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell plant-based herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.

Management implemented, and continues to make and implement, strategic cost reductions, including reductions in vendor spending and delaying certain expenses related to our drug development activities. In addition, on July 12, 2021, we entered into a lease termination agreement for our old facility located in San Diego, California. Our old facility consisted of approximately 30,000 square feet of leased office, production, lab and warehouse space and had a total lease obligation of $3.8 million. We ceased using the old facility on June 2, 2022. Our new facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego, with a total lease obligation of $0.4 million. During the year ended December 31, 2022, we started outsourcing the majority of our manufacturing, warehousing and fulfillment functions. To the extent that we feel it is necessary and in the best interest of the Company and our shareholders, we may also take further actions that alter our operations in order to ensure the success of our business.
Accrued Payroll Taxes
The Company previously recorded accrued payroll taxes associated with the RSU release to Mona Jr. in 2019. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the nine months ended September 30, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the accrued payroll taxes of $6.2 million during the nine months ended September 30, 2023. For more information, please see Note 11, Related Parties, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On November 5, 2021, Mona Jr. filed a complaint against the Company seeking to recover federal and state taxes which the taxing authorities assessed against him associated with the RSU release. For more information, please see Note 9. Commitments and Contingencies, to our condensed financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.
CARES Act
The CARES Act provides an employee retention credit, which is a refundable tax credit against certain employment taxes of up to a maximum of $5,000 for each employee in 2020 and $7,000 per employee per quarter from January to September 2021. We determined that we qualify for the tax credit under the CARES Act and filed our amended tax returns in March and August 2022 for a total of $2.5 million of employee retention credits. During the nine months ended September 30, 2023, we received a cash payment from the IRS related to the employee retention credits of $2.5 million.
Streeterville Note
In August 2022, we entered into a note purchase agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which we issued and sold to Streeterville a secured promissory note ("Streeterville Note") in the original principal amount of $2.0 million. The Streeterville Note carried an OID of $400,000. We incurred additional debt issuance costs of $23,000. As a result, we received aggregate net proceeds of approximately $1.6 million in connection with the sale and issuance of the Streeterville Note. We were required to make weekly repayments to Streeterville on the Streeterville Note in the following amounts: (a) $40,000 for the first eight weeks after issuance of the Streeterville Note; and (b) $56,000 thereafter until the Streeterville Note was paid in full. Pursuant to the terms of the Streeterville Note, the unpaid balance, any interest, fees, charges and late fees accrued were due and payable in full nine months from August 19, 2022 (the “Maturity Date”); provided, however, that if at least $1.0 million in CARES Act proceeds was not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note would be increased by 5%. The Company did not receive the CARES Act proceeds within ninety days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by 5%. The Streeterville Note was secured by all of the Company’s assets. During the nine months ended September 30, 2023, we fully repaid the entire remaining outstanding amount to Streeterville of $1.1 million. As a result, the Streeterville Note has been fully repaid and satisfied, and the Company's obligations thereunder were cancelled and terminated.
First Insurance Funding Agreements
In November 2022, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.2 million, which incurred interest at an annual rate of 6.32%. We were required to make monthly payments of $27,900 from November 2022 through July 2023. There was no outstanding balance as of September 30, 2023.
In October 2023, we entered into a new finance agreement with First Insurance Funding in order to fund a portion of our insurance policies for the upcoming policy year. The amount financed was $0.3 million, which incurs interest at an annual rate of 8.42%. We are required to make monthly payments of $29,781 from November 2023 through July 2024.

Going Concern
U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2022, we used cash in operating activities of $1.9 million. For the nine months ended September 30, 2023, we generated cash flows from operations of $2.4 million, which includes collection of approximately $2.5 million of government tax credits, and we had an accumulated deficit of $83.7 million as of September 30, 2023. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.
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
A summary of our changes in cash flows for the nine months ended September 30, 2023 and 2022 is provided below:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$2,367	$(2,095)
Financing activities	(1,335)	1,859
Net increase (decrease) in cash	1,032	(236)
Cash, beginning of period	611	1,375
Cash, end of period	$1,643	$1,139

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
Cash provided by operating activities was $2.4 million in the nine months ended September 30, 2023, compared to cash used in operating activities of $2.1 million in the nine months ended September 30, 2022. The improvement in our cash flow from operating activities by $4.5 million was mostly due to our improved operating performance and the receipt of the ERC funds. Our net income for the nine months ended September 30, 2023, adjusted for non-cash items, resulted in a net loss of $1.3 million, compared to a net loss, adjusted for non-cash items, of $4.9 million in the prior year period, an improvement of $3.6 million. Changes in working capital generated $3.6 million during the first nine months of 2023, compared to $2.8 million during the same period of 2022, an improvement of $0.8 million. Our changes in working capital improved primarily due to the fact that we received the ERC funds of $2.5 million from the IRS during the first nine months of 2023, partially offset by the collection of a large outstanding receivable with one retailer during the first nine months of 2022. Our net income improved by $9.9 million from a net loss of $5.9 million in the first nine months of 2022 to a net income of $4.0 million in the first nine months of 2023, mostly due to our improved operating performance and the benefit for the reversal of accrued payroll taxes. Non-cash adjustments increased by $6.2 million, as we recognized a benefit for the reversal of accrued payroll tax of $6.2 million related to the RSU's previously issued to Mona Jr. Recurring non-cash adjustments consists of depreciation, interest expense and stock-based compensation.

Financing Activities
Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2023 compared to cash provided by financing activities of $1.9 million for the nine months ended September 30, 2022. Our financing activities for the nine months ended September 30, 2023 consisted of repayments of our insurance financing of $0.2 million and note payable of $1.1 million. Our financing activities for the nine months ended September 30, 2022 consisted of net proceeds from issuance of preferred stock of $0.6 million and convertible notes of $1.0 million, partially offset by repayments of the insurance financing of $0.3 million.
Inflation
Our product costs have been impacted by inflation during the nine months ended September 30, 2023. Recent trends towards rising inflation may continue to adversely impact our business and corresponding financial position and cash flow.
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
Furthermore, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 30, 2023 (the "2022 Annual Report"), the world has been affected due to the COVID-19 pandemic, which continues to have a lingering impact on the economy and business, and thus, there remains uncertainty as to the ultimate effect of COVID-19 on our business in both the short and long-term.

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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated November 14, 2023

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)
Dated November 14, 2023