Form 10-K
period 2023-12-31
CV Sciences, Inc.
filed 2024-03-29
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number: 000-54677

CV Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0944974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9530 Padgett Street, Suite 107, San Diego,	CA 92126
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code 866-290-2157

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2023, the last day of the registrant's most recently completed second fiscal quarter, based upon the closing price of the registrant's common stock as reported by the OTC:QB Marketplace on such date, was approximately $6 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 24, 2024, the issuer had 163,228,469 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

When we use the terms “CV Sciences,” the “Company,” “we,” “our” and “us” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Annual Report, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this Annual Report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the industries in which we operate, our operation in foreign countries, and the OTC Markets; our ability to successfully integrate acquired businesses into our own; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; the volatility of our stock price; our ability to attract or retain qualified senior management personnel; the risk that our results could be adversely affected by natural disaster, public health crises (such as the outbreak of Coronavirus, or COVID-19), political crises, war, negative global climate patterns, or other catastrophic events; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

ii

PART I

ITEM 1. BUSINESS

Overview

CV Sciences, Inc. ("CV Sciences," the "Company," "we," "our" or "us") is a consumer wellness company specializing in hemp extracts and other proven, science-backed, natural ingredients and products, which are sold through a range of sales channels from business-to-business ("B2B") to business-to-consumer ("B2C").

Our +PlusCBD™ branded products are sold at select retail locations throughout the U.S. and are the top-selling brands of hemp extracts in the natural products market, according to SPINS, the leading provider of syndicated data and insights for the natural, organic and specialty products industry. We follow all guidelines for Good Manufacturing Practices ("GMP") and our products are processed, produced, and tested throughout the manufacturing process to confirm strict compliance with company and regulatory standards and specifications. With a commitment to science, +PlusCBD™ product benefits in healthy people are supported by human clinical research data, in addition to three published clinical case studies available on PubMed.gov. +PlusCBD™ was the first hemp extract supplement brand to invest in the scientific evidence necessary to receive self-affirmed Generally Recognized as Safe ("GRAS") status.

On December 7, 2023, we acquired Cultured Foods Sp. z.o.o., a limited liability company organized under the laws of Poland ("Cultured Foods"). Cultured Foods is a leading European manufacturer and distributor of plant-based protein products. Our plant-based food products are sold under the Culture Foods brand.

Our primary offices and facilities are located in San Diego, California, and Warsaw, Poland.

We also operate a drug development program focused on developing and commercializing cannabidiol ("CBD")-based novel therapeutics.

Our common stock is traded on the OTC:QB market, under the trading symbol CVSI.

Current Operations

We currently manufacture and distribute more than 50 products and intend to continue to add new products to our portfolio to enhance our line of hemp-based CBD, herbal supplements, and plant-based foods. We also expect to develop and launch new product lines and brands to address consumer needs and demand.

Our Mission:

Our mission is to improve quality of life through nature and science.

Our Core Values:

•
Provide the best products.
•
Look to nature and lean into science to create extraordinary products that transform health, so people can best navigate the course of their lives.
•
Have a net positive impact on our customers, our employees, and our planet.
•
Produce convenient and sustainable alternatives to the foods everybody loves.

We develop, manufacture, market and sell herbal supplements, CBD products and plant-based food products under the following brands: +PlusCBD™ and Cultured FoodsTM in the healthcare market sector, including nutraceutical, beauty care, specialty foods, and pet products.

•
+PlusCBD™ - Our award-winning line of products available in softgel, tinctures, topicals, and gummies. It was our first brand to market, released in 2014, and is the top-selling brand of hemp-derived CBD in the natural product retail market. +PlusCBD™ is backed by published research, third party safety testing, and rigorous quality standards.

In addition, products under our +PlusCBD™ Pet brand offer all the hemp extract benefits offered by +PlusCBD™ for human use, but they are formulated just for cats and dogs. +PlusCBD™ Pet provides physical and emotional support to help address the stress and physical discomfort keeping pets from being their best. Available in easy to use liquids and flavors: beef, chicken, and peanut butter.

•
Cultured FoodsTM - Products under our Cultured FoodsTM brand are currently being distributed in Europe. Our products are entirely plant-based, natural, gluten-free and shelf-stable.

During the year ended December 31, 2023, we rebranded certain products under our previous ProCBDTM and HappyLaneTM brands and started selling them under our +PlusCBDTM brand. Hemp-based CBD is one of more than 100 cannabinoids found in hemp and is non-psychoactive. Our U.S. based operations oversee our raw material supply chain, raw material processing, product development and manufacturing, and sales and marketing. We will continue to scale operations to accommodate market conditions.

We are also developing cannabinoids intended to treat medical indications. Cannabinoids are compounds derived from the Cannabis sativa plant, which contains two primary cannabinoids, CBD and tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has promising results in treating a range of medical indications. We acquired drug development assets utilizing CBD as the active pharmaceutical ingredient in our CanX acquisition in December 2015.

Our product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. There are currently no drugs approved by the U.S. Food and Drug Administration (“FDA”) for treatment of smokeless tobacco use and addiction. The worldwide smokeless tobacco addiction treatment market is estimated at greater than $2 billion. We believe this product candidate will provide treatment options for this significant unmet medical need. CVSI-007 is based on proprietary formulations, processes and technology. In May 2016, we filed a patent application for the technology implemented for CVSI-007 with the U.S. Patent and Trademark Office ("USPTO"). On May 19, 2020, we received a formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We have similar patent protection in other key markets throughout the world. As of December 31, 2023, our patent has been granted in 10 countries, including the United States, Australia, Canada, Germany, Spain, France, Great Britain, Italy, Netherlands, and Japan.

We plan to continue our development efforts as we seek approval from the FDA to commercialize the world's first and only FDA-approved treatment for smokeless tobacco addiction. We have relationships with qualified parties and contract research organizations for our preclinical research and Investigational New Drug application (“IND”) preparation and development. Further development efforts require significant investment and we are looking for strategic partners to further advance our efforts. Commercialization of future specialty pharmaceutical products in the United States and other territories may rely on licensing and co-promotion agreements with strategic partners. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could include a sales organization, internal sales support, an internal marketing group and distribution support. However, we anticipate that building such a commercial infrastructure will require significant investment.

During the year ended December 31, 2023, we continued to make strategic cost reductions, including reductions in employee headcount, vendor spending, and the delaying of certain expenses related to our drug development activities in order to ensure the success of our business.

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

On December 7, 2023, we acquired Cultured Foods, a limited liability company organized under the laws of Poland.

Government Regulation

We are subject to local and federal laws and regulations pertaining to the sale of hemp derived CBD products in our operating jurisdictions. We maintain required licenses for sourcing, manufacturing, and distribution; we also monitor changes in laws, regulations, treaties, and agreements on a continuous basis. We derive our revenue from the manufacture, marketing and distribution of hemp extracts and other proven, science-backed, natural ingredients and products. All applicable legislation is a matter of public record, and we are unable to predict what additional legislation or amendments governments may enact in the future. Changes to government regulation could impact our existing and planned operations or increase our operating expenses, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

Notwithstanding the removal of the DEA from enforcement of hemp regulations, the FDA retains authority to regulate ingestible and topical hemp products, including hemp extracts that contain CBD, at the federal level. Moreover, states have retained regulatory authority through their own analogues to the Federal Food, Drug, and Cosmetic Act ("FDCA"), and the laws and regulations of certain states diverge from the laws and regulations of other states as well as from the federal treatment of the use of hemp as, or in, food, dietary supplements or cosmetic products. Each state also has a certain level of discretion to develop and implement its own laws and regulations governing the manufacturing, composition, marketing, labeling and sale of hemp products, which has created a patchwork of different regulatory schemes applicable to such products throughout the U.S. We actively monitor federal and state regulations and proposed regulations to ensure compliance.

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

On January 26, 2023, the FDA issued a statement denying three citizen petitions that had asked the agency to conduct rule making to allow the marketing of CBD products as dietary supplements, and further stated a new regulatory pathway would benefit consumers by providing safeguards and oversight to manage and minimize risks related to CBD products. The agency suggested that Congress create a new regulatory pathway that balances individuals' access to CBD products with the necessary oversight to manage risks, adding it is prepared to work with Congress on this matter.

Currently, the timing for legislation that may include a new potential regulatory pathway for CBD developed by the FDA is uncertain. While authorizing legislation could be introduced in 2024, the FDA's development and implementation of a new pathway would likely take several years. As such, it is possible Congress may move forward with H.R. 1629, the "Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2023" or similar legislation that would authorize a pathway for hemp-derived CBD in a more efficient manner, and would permit the use of CBD in dietary supplements and/or food.

In October 2021, Assembly Bill 45 passed in California, permitting the retail sale of products containing hemp-derived CBD including dietary supplements, topicals, over-the-counter and pet products. Pursuant to Assembly Bill 45, manufacturers of hemp-derived CBD dietary supplements must comply with certain testing and labeling requirements, and must register with the State Department of Public Health.

The regulations applicable to the sale of products containing hemp-derived CBD vary from state to state. As of December 31, 2023, several states, including, but not limited to, Alaska, Florida, Maryland, Minnesota, New York,

Utah, and Virginia, have adopted new regulations that will impact our ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, labeling and packaging requirements. We continue to assess the business and financial impact of the new regulations, including steps that can be taken to address the new product formulation and labeling requirements, as well as costs and potential revenue impact and anticipated timing for such impact to us in these states.

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

We are subject to numerous similar and other laws and regulations outside the U.S. for the sale of our plant-based food products, including but not limited to laws and regulations governing food safety, occupational health and safety, anti-corruption and data privacy, including the European Union General Data Protection Regulation. Certain jurisdictions have either imposed, or are considering imposing, product labeling requirements or other limitations on the marketing or sale of certain of our products.

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

Sales and Distribution

Our products are currently sold online through our websites (www.pluscbdoil.com and www.cvsciences.com), select distributors, brick and mortar retailers, and select e-tailers. We have relationships with wholesalers, distributors and retailers across the food, drug and mass ("FDM"), natural product, specialty, and professional market industries. We utilize our knowledgeable partners to display and present our products to customers in their brick and mortar stores. These relationships are important to ensure consumers across a variety of sales channels have access to our products. These partnerships and our expansive distribution allow us to build consumer trust in our brand and products. We have additional partners in the natural product channel to service our retail customers by stocking and displaying products and explaining product attributes and health benefits. For the year ended December 31, 2023, we sold products into more than 2,700 brick and mortar stores. We also utilize e-commerce platforms to reach consumers and guide them through the CBD buying process as we believe consumers rely heavily on digital research.

33% of our net revenue for the year ended December 31, 2023 was from new products launched since January 1, 2022. During this time period, we launched 28 new hemp-based products.

Our plant-based food products are predominantly sold in Europe and primarily in the retail space. Typically, we sell our plant-based food products to distributors for a specific territory within Europe.

Markets, Geography, Seasonality, and Major Customers

Our hemp-based products are predominantly sold in North America and primarily in the retail space. Based on our current and historical balance sheets and statement of operations, it does not appear that our business or operations experience any seasonality with respect to our sales, as any such seasonality appears to be unpredictable. Although we believe our customers’ historical buying patterns and budgetary cycles may be a factor that impacts our annual and quarterly sales results, we are not able to reliably predict our sales based on seasonality because outside factors (timing of orders, introduction of new products, and other economic factors impacting our industry) can also substantially impact our sales patterns during the year.

Furthermore, because the majority of our sales are spread amongst various retailers, distributors, and direct consumers, our three largest customers accounted for an aggregate of approximately 7% of our total sales in the year ended December 31, 2023. As a result, we do not believe our financial condition and results of operations is dependent on any one particular major customer.

Our plant-based food products are predominantly sold in Europe and primarily in the retail space. The plant-based food market has been growing in Europe and is well developed in the certain parts of Europe. Northern and western parts of Europe are more developed than the southern and south-eastern regions, such as Italy, Spain, Greece, Balkans, Romania, and Bulgaria. Typically, we sell our plant-based food products to distributors for a specific territory within Europe.

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

The plant-based food market in Europe is competitive and very fragmented. There are currently not a lot of other brands with a product portfolio similar to ours. Most of our competitors offer refrigerated products.

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

In May 2016, we filed a patent application for our product candidate CVSI-007 with the USPTO. On May 19, 2020, we received formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We are pursuing similar patent protection in other key markets throughout the world. As of December 31, 2023, our patent has been granted in 10 countries, including the United States, Australia, Canada, Germany, Spain, France, Great Britain, Italy, Netherlands, and Japan.

We review our intellectual property portfolio on a periodic basis, and we will continue to broaden our portfolio in a fiscally prudent manner. In addition to our trademarks (both registered and unregistered) and patents, we rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights.

Research and Development

Our research and development costs have consisted primarily of salaries and related personnel expense, facilities and equipment expense and other costs. We charge all research and development expenses to operations as incurred in the ongoing development of new consumer products and in development of our drug candidate CVSI-007. We established a cross-functional innovation process for our consumer products development using a modified stage gate process. Our new product development activities include ideation and feasibility, product development, scaleup and validation, and product launch. We incurred research and development expenses of $0.2 million and $0.3 million, respectively, for the years ended December 31, 2023 and 2022.

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

Our plant-based products are manufactured at our facility in Warsaw, Poland. We use only high-quality raw materials from selected suppliers to make our plant-based products.

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

Employees

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. As of December 31, 2023, we had a total of 43 employees, which included 37 full-time and 1 part-time employee in the US and 5 full-time employees in Poland, compared to 44 employees in the US as of December 31, 2022. As discussed elsewhere in this Annual Report, during the year ended December 31, 2023, we continued to reduce our US employee headcount in connection with our efforts to decrease our costs. In addition to our full-time employees, we contract with third-parties for the conduct of certain marketing, sales and manufacturing efforts as well as certain preclinical, clinical and manufacturing activities related to drug development efforts. Employee health and safety in the workplace is one of our core values. We have no collective bargaining agreements with our employees, and none are represented by labor unions. Management believes the Company has good relationships with its employees.

Company Websites

We maintain a corporate Internet website at: www.cvsciences.com. We also sell our hemp-based products online at: www.pluscbdoil.com and provide additional information on our plant-based food products at: www.culturedfoods.eu. The contents of these websites are not incorporated in or otherwise to be regarded as part of this Annual Report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We continue to assess and improve the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. We value the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security law. Our cybersecurity risks, and the controls designed to mitigate those risks, are included as a part of our overall risk management governance which is reviewed at least annually by our board of directors.

Our IT networks and related systems are critical to the operations of our business and essential to our ability to successfully perform day-to-day operations. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a component of our internal control system. Cybersecurity awareness, including specific topics related to social engineering and email fraud, are included in our employee handbook. We have processes and controls, in particular with respect to our financial and reporting technology, to prevent and minimize cybersecurity risks and attacks. We rely on industry-standard third-party software and vendors for our core systems, including data storage, analysis and backup.

Governance

Our board of directors is responsible for overseeing our cyber security risk management and strategy. Our AVP Logistics, Systems & IT is responsible for managing our outside technology services and has over 10 years of relevant experience. The AVP Logistics, Systems & IT reports directly to our Chief Financial Officer and reviews cybersecurity assessments with our Chief Financial Officer on a regular basis. Our Chief Financial Officer is responsible for escalating any cybersecurity matters as appropriate. The Audit Committee of our board of directors will regularly review cybersecurity requirements and risks on a quarterly basis.

While we believe we have implemented appropriate measures and controls for our business, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. To date, to our knowledge, there have been no incidents materially affecting the Company, but a material incident could result in disruption of critical IT networks and systems, impeding our operations, release of confidential information, and/or corruption of data. Such an incident could damage our reputation, brands, future sales and could expose us to potential liability.

ITEM 2. PROPERTIES

As of December 31, 2023, our primary facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego, California. The lease term is three years through May 31, 2025 with a total lease obligation of approximately $0.4 million. In addition, we lease a small manufacturing and office space for our plant-based food products located in Poland. The lease consists of a short-term lease through September 30, 2024. Please see Note 15, Leases, to our consolidated financial statements included in Part IV in this Annual Report for more information.

We believe that our existing facility is sufficient to accommodate our current business operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 14, Commitments and Contingencies, to our consolidated financial statements included in Part IV in this Annual Report.

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

Holders of Common Stock

As of March 24, 2024, there were 36 registered holders of our common stock. The actual number of holders of our common stock is greater than the number of registered holders, and includes holders who are beneficial owners, but whose securities are held in "nominee" or "street name" by brokers or other nominees.

Dividend Policy

No cash dividends were paid on our common stock in the 2023 and 2022 fiscal years and the Board of Directors has not considered any change in this practice, nor does it expect to consider any such change in this practice in the foreseeable future.

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

Unregistered Sales of Equity Securities

The Company did not sell any unregistered equity securities during the period covered by this Annual Report that were not otherwise disclosed in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of various factors, many of which are out of our control. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a consumer wellness company specializing in hemp extracts and other proven, science-backed, natural ingredients and products, which are sold through a range of sales channels from B2B to B2C.

Our +PlusCBD™ branded products are sold at select retail locations throughout the U.S. and are the top-selling brands of hemp extracts in the natural products market, according to SPINS, the leading provider of syndicated data and insights for the natural, organic and specialty products industry. We follow all guidelines for GMP and our products are processed, produced, and tested throughout the manufacturing process to confirm strict compliance with company and regulatory standards and specifications. With a commitment to science, +PlusCBD™ product benefits in healthy people are supported by human clinical research data, in addition to three published clinical case studies available on PubMed.gov. +PlusCBD™ was the first hemp extract supplement brand to invest in the scientific evidence necessary to receive self-affirmed GRAS status.

In addition, on December 7, 2023, we entered into a Membership Interest Purchase Agreement, pursuant to which we purchased all of the outstanding equity interests in Cultured Foods Sp. z.o.o., resulting in Cultured Foods becoming a wholly owned subsidiary of the Company. Cultured Foods is a leading European manufacturer and distributor of plant-based, protein products.

We also have a drug development program focused on developing and commercializing CBD-based novel therapeutics.

Our primary offices and facilities are located in San Diego, California and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Over the last several years, we have built an efficient and cost effective consumer products platform and we continue to evaluate inbound or outbound merger, sale, acquisition or other opportunities for the Company.

Results of Operations

Comparison of the Years ended December 31, 2023 vs. December 31, 2022

Revenues and gross profit

	Year ended December 31,		Change
	2023	2022	Amount	%
	(in thousands)
Product sales, net	$16,004	$16,205	$(201)	(1.2)%
Cost of goods sold	8,919	10,655	(1,736)	(16.3)%
Gross profit	$7,085	$5,550	$1,535	27.7%
Gross margin	44.3%	34.2%

Revenue by channel

	Year ended December 31, 2023		Year Ended December 31, 2022
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Business-to-business ("B2B") sales	$9,178	57.3%	$9,040	55.8%
Business-to-consumer ("B2C") sales	6,826	42.7%	7,165	44.2%
Product sales, net	$16,004	100.0%	$16,205	100.0%

We had product sales of $16.0 million and gross profit of $7.1 million, representing a gross margin of 44.3%, in 2023 compared to product sales of $16.2 million and gross profit of $5.6 million, representing a gross margin of 34.2%, in 2022. Our net product sales decreased by $0.2 million, or 1.2%, in 2023 when compared to 2022. The decline is primarily due to lower B2C sales in 2023. The total number of units sold during the year ended December 31, 2023 decreased by 6.7% compared to the year ended December 31, 2022, partially offset by higher sales prices of 5.8%. In addition, 33% of our net revenue for the year ended December 31, 2023 was from new products launched since January 1, 2022. During this time period, we launched 28 new products.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in 2023 compared to 2022 by $1.7 million or 16.3%. The reduction is partially due to the lower number of units sold in 2023. In addition, cost of goods sold in 2023 decreased as a percentage of revenue compared to 2022, mostly due to lower shipping and fulfillment cost, lower payroll and other production cost savings. Our gross profit improved by $1.5 million, or 27.7%, to $7.1 million in 2023 and gross margins improved from 34.2% in 2022 to 44.3% in 2023. The improvement in our gross margin is primarily due to our continued cost savings of lower shipping and fulfillment cost, lower payroll and other production costs.

Research and development expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands)
Research and development expense	$151	$307	$(156)	(50.8)%
Percentage of product sales, net	0.9%	1.9%

Research and development (“R&D”) expense decreased to $0.2 million in 2023 compared to $0.3 million in 2022. The decrease is mostly related to reduced new product development activities for our consumer products.

Selling, general and administrative expense

	Year ended December 31, 2023		Year ended December 31, 2022		Change
	Amount	% of product sales, net	Amount	% of product sales, net	Amount	%
	(in thousands)		(in thousands)		(in thousands)
Sales expense	$3,065	19.1%	$3,773	23.3%	$(708)	(18.8)%
Marketing expense	2,940	18.4%	4,425	27.3%	(1,485)	(33.6)%
General and administrative expense	3,740	23.4%	3,892	24.0%	(152)	(3.9)%
Selling, general and administrative expense	$9,745	60.9%	$12,090	74.6%	$(2,345)	(19.4)%

Selling, general and administrative (“SG&A”) expenses decreased by $2.3 million, or 19.4%, to $9.7 million in 2023, from $12.1 million in 2022. Additionally, SG&A expense as percentage of product sales, net decreased from 74.6% in 2022 to 60.9% in 2023.

•
Sales expense decreased by $0.7 million, or 18.8%, due to lower payroll, stock-based compensation and other sales related expenses. Payroll decreased as a result of lower sales employee headcount. The decline is partially offset by higher commission expense, as a result of increased B2B sales.
•
Marketing expense decreased by $1.5 million, or 33.6%, due to lower payroll, stock-based compensation, outside services and reduced digital marketing activities. Payroll decreased as a result of lower marketing employee headcount.
•
General and administrative ("G&A") expense decreased by $0.2 million, or 3.9%. In 2022, we recognized the benefit of the employee retention credit of $2.5 million. In addition, we recognized an intangible asset impairment charge of $0.3 million and $1.2 million in 2023 and 2022, respectively. Excluding the impact of these transactions, G&A expenses decreased by $1.7 million, or 32.9%, as a result of our ongoing efforts to reduce our overall cost structure. We were able to reduce our expenses for payroll, stock-based compensation, professional services, insurance, depreciation and other expense, partially offset by increases in legal expense.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder in 2019 of $6.7 million. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the year ended December 31, 2023. As a result of the expiration of the relevant statutes of limitations, the Company believes that neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $6.2 million during the year ended December 31, 2023. For more information, please see Note 13, Related Parties, to our consolidated financial statements included in Part IV in this Annual Report.

Other expenses, net

Other expense, net consists of interest expense, interest income and fair value adjustments to our financial instruments. Other expense decreased by $1.2 million compared to the year ended December 31, 2022. The decrease is mostly related to lower interest expense for the accretion of the original issuance discount and debt issuance cost for our convertible notes, which were extinguished during 2022. The decrease is partially offset by increases to other operating expenses of $0.2 million.

Non-GAAP Financial Measures

We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent generally accepted accounting principles ("GAAP") measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation and amortization expense, and interest expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it helps to provide insights in trends in our business in addition to GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2023 and 2022 is detailed below:

	Year ended December 31,
	2023	2022
	(in thousands)
Net income (loss)	$3,102	$(8,214)
Depreciation and amortization	235	992
Interest expense	60	1,541
Income tax benefit	(6)	(47)
EBITDA	3,391	(5,728)
Stock-based compensation (1)	218	1,009
Gain on extinguishment of debt (2)	—	(127)
Intangible asset impairment (3)	251	1,234
Employee retention credit benefit (4)	—	(2,516)
Benefit for reversal of accrued payroll tax (5)	(6,171)	—
Adjusted EBITDA	$(2,311)	$(6,128)

(1)
Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 11, Stock-Based Compensation, to our consolidated financial statements included in Part IV in this Annual Report.
(2)
Represents gain on extinguishment of our convertible note during the year ended December 31, 2022. For more information, please see Note 8, Convertible Note, to our consolidated financial statements included in Part IV in this Annual Report.
(3)
Represents intangible asset impairment charge. For more information, please see Note 6, Goodwill and Intangible Assets, to our consolidated financial statements included in Part IV in this Annual Report.
(4)
Represents benefits related to the employee retention credit. For more information, please see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV in this Annual Report.
(5)
Represents benefits for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 13, Related Party, to our consolidated financial statements included in Part IV in this Annual Report.

Liquidity and Capital Resources

During the year ended December 31, 2023, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, (iii) funds received from the IRS related to employee retention credits, and (iv) proceeds from third-party financings completed in 2022, including the sale of shares of our preferred stock and promissory notes, to certain investors. As of December 31, 2023, we had approximately $1.3 million of cash and working capital of approximately $1.8 million.

For the year ended December 31, 2023, we generated cash flows from operations of $2.3 million, which included government receipts of $2.7 million. Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, we were eligible for a refundable employee retention tax credit subject to certain criteria. We determined that we qualify for the tax credit under the CARES Act. In 2022, we claimed employee retention tax credits, which were recognized as a reduction to general and administrative expenses of $2.5 million during the year ended December 31, 2022. The amount was included in prepaid expenses and other in our consolidated balance sheet as of December 31, 2022.

Excluding the funds for employee retention tax credits, we generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023 and had an accumulated deficit of $84.6 million. Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives, and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. We intend to position ourselves so that we will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

We believe that a combination of factors have adversely impacted our business operations for the year ended December 31, 2023. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.

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

Cultured Foods Acquisition

On December 7, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company, Cultured Foods, Brian Carl McWhorter (the “Member”) and Barbara McWhorter, pursuant to which the Company purchased all of the outstanding equity interests in Cultured Foods, resulting in Cultured Foods becoming a wholly owned subsidiary of the Company (the “Acquisition”). Cultured Foods is a leading European manufacturer and distributor of plant-based, protein products. The Acquisition closed on December 7, 2023 (the “Closing Date”).

In consideration for the Acquisition, at closing, the Company (i) made a cash payment of $175,000 to the Member, less a $17,500 holdback (the “Holdback Amount”) and certain other adjustments provided for in the Purchase Agreement (the “Closing Payment”), and (ii) issued an aggregate of 7,074,270 restricted shares of Company common stock to the Member, valued at $250,000 based on the three day volume weighted average price of the Company’s common stock on the three trading days prior to closing (the “Closing Shares,” and together with the Closing Payment, the “Closing Consideration”). The Closing Payment is subject to adjustment, upward or downward, based on post-closing adjustments to the net working capital of Cultured Foods within 120 days of closing, as reflected in the Final Working Capital Statement (as defined in the Purchase Agreement). Additionally, within 90 days following the final determination of the Final Working Capital Statement (the “Receivables Date”), the Company shall be entitled to recover from the Member an amount equal to the unpaid balance, as of the Receivables Date, of all accounts receivable which were included in as assets in the Final Working Capital Statement.

The Company shall release the Holdback Amount, less any amounts owed to the Company by the Member pursuant to the Purchase Agreement, including without limitation as a result of the post-closing adjustments discussed above, to the Member one year from the Closing Date.

In addition to the Closing Consideration, and as further consideration for the Acquisition, the Company shall make an additional cash payment to the Member in the form of an earn-out (the “Earnout Amount”), which shall be based on Company revenues generated in fiscal 2024 and will be calculated as follows:

•
If Cultured Foods net revenue is at least $500,000, then the Earnout Amount will be $110,000.
•
If Cultured Foods net revenue is at least $450,000 but less than $500,000, then the Earnout Amount will be $75,000.
•
If Cultured Foods net revenue is at least $400,000 but less than $450,000, then the Earnout Amount will be $50,000.

•
If Cultured Foods net revenue is at least $300,000 but less than $400,000, then the Earnout Amount will be $20,000.
•
If Cultured Foods net revenue (as defined in the Purchase Agreement) is less than $300,000, then the Earnout Amount will be $0.

The Earnout Payment shall be paid within 10 business days after the final determination of Cultured Foods net revenue for fiscal 2024, as determined in accordance with the Purchase Agreement.

Pursuant to the Purchase Agreement, the Member agreed that he will not, on any single trading day sell, transfer or otherwise dispose of any Company common stock, including the Closing Shares, in an aggregate amount exceeding the greater of (i) 15% of the of the Company’s common stock sold in the aggregate based on the greater of the current or proceeding trading day, and (ii) $3,000 in gross value; provided, however, that in the event that the Company enters into a leak-out agreement with any third party on terms more favorable than the foregoing, the Member shall be afforded the same more favorable terms offered to such third party.

Additionally, for a period of one year following the Closing Date, the Member and Ms. McWhorter, including their affiliates, shall be prohibited from engaging in certain competitive and/or solicitation activities within the United States and the European Union, as more particularly set forth in the Purchase Agreement.

CARES Act

The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes of up to a maximum of $5,000 for each employee in 2020 and $7,000 per employee per quarter from January to September 2021. We determined that we qualify for the tax credit under the CARES Act and filed our amended tax returns in March and August 2022. During the year ended December 31, 2023, we received $2.7 million of tax credit payments, including interest, under the relief provisions. As discussed in further detail below, pursuant to the Streeterville Note, within three trading days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, such amounts were to be paid to Streeterville pursuant to the terms of the Streeterville Note.

First Insurance Funding Agreements

In November 2023, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.3 million, which incurs interest at an annual rate of 8.42%. We are required to make monthly payments of $29,781 from November 2023 through July 2024. The outstanding balance as of December 31, 2023 was $0.2 million.

In November 2022, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.2 million, which incurred interest at an annual rate of 6.32%. We were required to make monthly payments of $27,900 from November 2022 through July 2023. There was no outstanding balance as of December 31, 2023.

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

The warrants issued pursuant to the Purchase Agreement have an exercise price of $0.10 per share, became exercisable on June 6, 2022 (the "Initial Exercise Date"), and will expire three years from the Initial Exercise Date.

Streeterville Note

In August 2022, we entered into a note purchase agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which we issued and sold to Streeterville a secured promissory note ("Streeterville Note") in the original principal amount of $2.0 million. The Streeterville Note carries an original issuance discount of $400,000. We incurred additional debt issuance costs of $23,000. As a result, we received aggregate net proceeds of approximately $1.6 million in connection with the sale and issuance of the Streeterville Note. We are required to make weekly repayments to Streeterville on the Streeterville Note in the following amounts: (a) $40,000 for the first eight weeks; and (b) $56,000 thereafter until the Streeterville Note is paid in full. The unpaid amount of the Streeterville Note, any interest, fees, charges and late fees accrued shall be due and payable in full nine months from August 19, 2022 (the “Maturity Date”); provided, however, that within three trading days of the Company's receipt of any employee retention credit funds owed under the CARES Act, such amounts are required to be paid to Streeterville; provided, further, that if at least $1.0 million in CARES Act proceeds are not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note will be increased by five percent (5%). The Company did not receive the CARES Act proceeds within ninety days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by five percent (5%). The Streeterville Note was secured by all of the Company’s assets. The Streeterville Note was repaid in full in April 2023, and there was no outstanding balance as of December 31, 2023.

Accrued Payroll Taxes

The Company previously recorded accrued payroll taxes associated with the RSU release to Mona Jr. in 2019. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the year ended December 31, 2023. As a result of the expiration of the relevant statutes of limitations, the Company believes that neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the accrued payroll taxes of $6.2 million during the year ended December 31, 2023. For more information, please see Note 13, Related Parties, to our consolidated financial statements included in Part IV in this Annual Report.

On November 5, 2021, Mona Jr. filed a complaint against the Company seeking to recover federal and state taxes which the taxing authorities assessed against him associated with the RSU release. For more information, please see Note 14. Commitments and Contingencies, to our consolidated financial statements included in Part IV in this Annual Report.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. Our consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. Excluding the received ERC funds, the Company generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023 and had an accumulated deficit of $84.6 million. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the years ended December 31, 2023 and 2022 is provided below:

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$2,253	$(1,885)
Investing activities	(156)	—
Financing activities	(1,391)	1,121
Net increase (decrease) in cash	706	(764)
Cash, beginning of year	611	1,375
Cash, end of year	$1,317	$611

Operating Activities

Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash items such as depreciation, bad debt expense, stock-based compensation, employee retention credit benefit, benefit of reversal of payroll tax liability and interest expense related to our promissory notes. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.

Cash provided by operating activities was $2.3 million in the year ended December 31, 2023, compared to cash used in operating activities of $1.9 million in the year ended December 31, 2022. The improvement in our cash flow from operating activities by $4.2 million was mostly due to our improved operating performance and the receipt of the ERC funds. Our net income for the year ended December 31, 2023, adjusted for non-cash items, was a net loss of $1.7 million, compared to a net loss, adjusted for non-cash items, of $5.4 million in the prior year, an improvement of $3.7 million. Changes in working capital generated $4.0 million during the year of 2023, compared to $3.6 million during the prior year, an improvement of $0.4 million. Our changes in working capital improved primarily due to the fact that we received the ERC funds of $2.5 million from the IRS during 2023, partially offset by the collection of a large outstanding receivable with one retailer during 2022. Our net income improved by $11.3 million from a net loss of $8.2 million in 2022 to a net income of $3.1 million in 2023, mostly due to our improved operating performance and the benefit for the reversal of accrued payroll taxes. Non-cash adjustments increased by $6.2 million, as we recognized a benefit for the reversal of accrued payroll tax of $6.2 million related to the RSUs previously issued to Mona Jr. Recurring non-cash adjustments consists of depreciation, interest expense and stock-based compensation.

Investing Activities

Cash used in investing activities of $0.2 million in the year ended December 31, 2023 related to our acquisition of Cultured Foods in December 2023. We did not use any cash in investing activities in 2022.

Financing Activities

Net cash used in financing activities was $1.4 million for 2023, compared to cash provided by financing activities of $1.1 million for 2022. Our financing activities for 2023 consisted of repayments of our insurance financing of $0.3 million and note payable of $1.1 million. Our financing activities for 2022 consisted of net proceeds from issuance of preferred stock of $0.6 million, convertible notes of $1.0 million, and note payable of $1.6 million, partially offset by repayments of the insurance financing of $0.3 million, convertible notes of $0.7 million, and a note payable of $1.0 million.

Inflation

We have not been affected materially by inflation during the periods presented. However, recent trends towards rising inflation may adversely impact our business and corresponding financial position and cash flow.

Known Trends or Uncertainties

There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, inflation has risen, Federal Reserve interest rates increased during 2023, and the general consensus among economists suggests that we should continue to expect a higher recession risk to continue over the next year, all of which may also materially adversely our business and corresponding financial position and cash flows.

Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations. If current levels of market disruption and volatility continue, the Company might experience reductions in business activity, increased funding costs and funding pressures, as applicable, a decrease in the market price of our common stock, a decrease in asset values, additional write-downs and impairment charges and lower profitability.

We have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

Contractual Obligations

In April 2022, we entered into a new lease agreement for our main office facility in San Diego, California. The lease term is three years through May 31, 2025. Our monthly base rent is $11,345 through April 30, 2024. The monthly base rent increases to $11,742 for the period from May 1, 2024 through April 30, 2025 and then increases to $12,153 for the period from May 1, 2025 to May 31, 2025.

On December 7, 2023, we entered into a purchase agreement to acquire all outstanding equity interests in Cultured Foods. In accordance with the purchase agreement, we shall make an additional cash payment to the prior member of Cultured Foods in the form of an earn-out (the “Earnout Amount”), which shall be based on Cultured Foods revenues generated in fiscal 2024 and will be calculated as follows:

•
If Cultured Foods net revenue is at least $500,000, then the Earnout Amount will be $110,000.
•
If Cultured Foods net revenue is at least $450,000 but less than $500,000, then the Earnout Amount will be $75,000.
•
If Cultured Foods net revenue is at least $400,000 but less than $450,000, then the Earnout Amount will be $50,000.
•
If Cultured Foods net revenue is at least $300,000 but less than $400,000, then the Earnout Amount will be $20,000.
•
If Cultured Foods net revenue (as defined in the Purchase Agreement) is less than $300,000, then the Earnout Amount will be $0.

The Earnout Payment shall be paid within 10 business days after the final determination of Cultured Foods’ net revenue for fiscal 2024.

We enter into contracts in the normal course of business with vendors and customers for product manufacturing, logistics, shipping, marketing, professional services and other services as part of our operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included as contractual commitments.

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

As a result of our intangible asset impairment test, we recorded an intangible asset impairment charge of $0.3 million for the year ended December 31, 2023.

Revenue Recognition – The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, which is primarily related to our Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on our selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. We recognize revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. We accrue for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.1 million for each of the years ended December 31, 2023 and 2022. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

Stock-Based Compensation – Certain employees, officers, directors, and consultants participate in our 2023 Equity Incentive Plan, which was adopted in June 2023, and prior to the adoption, participated in our Amended and Restated 2013 Equity Incentive Plan, as amended, which provide for the granting of stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. Stock options generally vest in equal increments over a two- to four-year period and expire on the tenth anniversary following the date of grant. Performance-based stock options vest once the applicable performance condition is satisfied.

The risk-free interest rates are based on the implied yield available on U.S. Treasury constant maturities with remaining terms equivalent to the respective expected terms of the options. Expected volatility is based on the historical volatility of our common stock. We estimate the expected term for stock options awarded to employees, officers and directors using the simplified method in accordance with Accounting Standards Codification ("ASC") Topic 718, Stock Compensation, because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. In the future, as we gain historical data for the actual term over which stock options are held, the expected term may change, which could substantially change the grant-date fair value of future stock option awards, and, consequently, compensation of future grants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

On December 7, 2023, we acquired all issued and outstanding shares of Cultured Foods. We did not include internal controls over financial reporting at Cultured Foods in our assessment as of December 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2023, we established adequate controls designed to provide reasonable assurance regarding the financial reporting of Cultured Foods and the associated consolidation of Cultured Foods into our consolidated financial statements. Other than the changes related to Cultured Foods, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report does not include an attestation report of our independent registered public accounting firm on the Company’s internal controls as the Company is a non-accelerated filer and is thus not required to provide such a report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last described such procedures.

The Company has a Code of Ethics which is posted on our website at: www.cvsciences.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements

The following financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013

2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016

2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017

2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter					X

3.1	Certificate of Incorporation of CannaVest Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013

3.2	Bylaws of CannaVest Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013

3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016	10-K	000-54677	3.3	April 14, 2016

3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016

3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017

3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017

3.7	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	June 14, 2021

3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022

3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022

4.1	CannaVest Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013

4.2	Description of Registrant's Securities.	10-K	000-54677	4.2	April 4, 2022

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.3	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022

4.4	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022

10.1 †	2013 Equity Incentive Plan Form of Stock Option Grant Notice and Form of Stock Option Agreement.	S-8	333-199173	4.2	October 6, 2014

10.2 †	Amended and Restated 2013 Equity Incentive Plan, as amended.	8-K	000-54677	10.1	June 17, 2019

10.3 †	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.	10-Q	000-54677	10.1	November 1, 2016

10.4 †	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.	10-Q	000-54677	10.4	November 1, 2016

10.5 †	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.5	May 9, 2017

10.6 †	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona III	10-Q	000-54677	10.6	May 9, 2017

10.7 †	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.7	May 9,2017

10.8 †	Non-Qualified Stock Option Agreement, dated March 15, 2017, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.10	May 9, 2017

10.9 †	Employment Agreement, dated June 8, 2018, by and between the Company and Mr. Mona, Jr.	10-Q	000-54677	10.1	August 1, 2018

10.10 †	Restricted Stock Unit Award Agreement, dated June 8, 2018, by and between the Company and Mr. Michael Mona, Jr.	10-Q	000-54677	10.2	August 1, 2018

10.11 †	Employment Agreement, dated June 23, 2021, by and between the Company and Mr. Joseph Dowling	8-K	000-54677	10.1	June 29, 2021

10.12 †	Employment Agreement, dated December 17, 2021, by and between the Company and Mr. Joerg Grasser.	8-K	000-54677	10.1	December 21, 2021

10.13	Form of Securities Purchase Agreement, dated March 30, 2022.	8-K	000-54677	10.1	April 1, 2022

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14 †	Amendment to amended and restated Equity Incentive Plan, as amended, dated March 30, 2022.	10-K	000-54677	10.40	April 4, 2022

10.15 †	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joseph Dowling	10-K	000-54677	10.45	March 30, 2023

10.16 †	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joerg Grasser	10-K	000-54577	10.46	March 30, 2023

10.17 †	CV Sciences, Inc. 2023 Equity Incentive Plan	8-K	000-54577	10.1	June 5, 2023

10.18 †	Form of Stock Option Grant Notice and Form of Stock Option Agreement	10-Q	000-54577	10.4	August 14, 2023

19.1	Insider Trading Policy					X

21.1	Subsidiaries					X

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.					X

31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS*	Inline XBRL Instance Document**					X

101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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
Dated March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Dowling	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2024
Joseph D. Dowling

/s/ Joerg Grasser	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Joerg Grasser

/s/ Jamie Corroon	Director	March 29, 2024
Jamie Corroon

/s/ Bill McCorkle	Director	March 29, 2024
Bill McCorkle

CV Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

CV Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CV Sciences, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has experienced recurring operating losses, negative cash flows from operations, and has limited liquid resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California

March 29, 2024

CV SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash	$1,317	$611
Accounts receivable, net	431	766
Inventory	5,655	6,563
Prepaid expenses and other	535	3,190
Total current assets	7,938	11,130

Property and equipment, net	379	575
Right of use assets	167	275
Intangibles, net	78	251
Goodwill	342	—
Other assets	296	505
Total assets	$9,200	$12,736

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,309	$2,284
Accrued expenses	3,422	9,690
Operating lease liability - current	130	117
Debt, net of debt discounts	254	1,223
Total current liabilities	6,115	13,314

Operating lease liability - net of current portion	58	188
Deferred tax liability	19	11
Other liabilities	105	—
Total liabilities	6,297	13,513

Commitments and contingencies (Note 14)

Stockholders' equity (deficit)
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 shares issued as of December 31, 2023 and 2022; no shares outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value $0.0001; 790,000 shares authorized; 161,678 and 152,104 shares issued and outstanding as of December 31, 2023 and 2022, respectively	16	15
Additional paid-in capital	87,464	86,897
Accumulated deficit	(84,587)	(87,689)
Accumulated other comprehensive income	10	—
Total stockholders' equity (deficit)	2,903	(777)

Total liabilities and stockholders' equity (deficit)	$9,200	$12,736

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Product sales, net	$16,004	$16,205
Cost of goods sold	8,919	10,655
Gross profit	7,085	5,550

Operating expenses:
Research and development	151	307
Selling, general and administrative	9,745	12,090
Benefit from reversal of accrued payroll taxes (Note 13)	(6,171)	—
Total operating expenses	3,725	12,397

Operating income (loss)	3,360	(6,847)

Gain on debt extinguishment	—	(127)
Other expense, net	264	1,541

Income (loss) before income taxes	3,096	(8,261)
Income tax benefit	(6)	(47)
Net income (loss)	3,102	(8,214)
Deemed dividend for beneficial conversion of Series A Convertible Preferred Stock	—	920
Net income (loss) attributable to common stockholders	$3,102	$(9,134)

Weighted average common shares outstanding
Basic	153,954	138,034
Diluted	153,955	138,034
Net income (loss) per share attributable to common stockholders
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2023	2022
Net income (loss)	$3,102	$(8,214)
Other comprehensive income:
Foreign currency translation adjustment	10	—
Total comprehensive income (loss)	$3,112	$(8,214)

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance - December 31, 2021	—	$—	112,482	$11	$83,007	$(79,475)	$—	$3,543
Issuance of preferred stock and common stock warrants, net of issuance costs	1	280	—	—	274	—	—	554
Conversion of preferred stock	(1)	(280)	10,000	1	279	—	—	—
Beneficial conversion charge for preferred stock conversion	—	(920)	—	—	920	—	—	—
Deemed dividend	—	920	—	—	(920)	—	—	—
Issuance of common stock from note conversion	—	—	24,126	2	1,944	—	—	1,946
Issuance of common stock for services	—	—	5,496	1	384	—	—	385
Stock-based compensation	—	—	—	—	1,009	—	—	1,009
Net loss	—	—	—	—	—	(8,214)	—	(8,214)
Balance - December 31, 2022	—	—	152,104	15	86,897	(87,689)	—	(777)
Issuance of common stock for services	—	—	2,500	—	100	—	—	100
Issuance of common stock for acquisition	—	—	7,074	1	249	—	—	250
Stock-based compensation	—	—	—	—	218	—	—	218
Foreign currency translation adjustment	—	—	—	—	—	—	10	10
Net income	—	—	—	—	—	3,102	—	3,102
Balance - December 31, 2023	—	$—	161,678	$16	$87,464	$(84,587)	$10	$2,903

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	For the years ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$3,102	$(8,214)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	235	992
Stock-based compensation	218	1,009
Note discount and interest expense	112	1,563
Non-cash lease expense, net	108	70
Impairment of intangible assets	251	1,234
Benefit from reversal of accrued payroll tax (Note 13)	(6,171)	—
Gain on debt extinguishment	—	(127)
Employee retention credit benefit	—	(2,516)
Loss on disposal of fixed assets	—	150
Deferred taxes	(14)	(51)
Other	407	449
Change in operating assets and liabilities:
Accounts receivable, net	352	1,065
Inventory	1,042	2,061
Prepaid expenses and other	2,931	1,680
Accounts payable and accrued expenses	(320)	(1,250)
Net cash flows provided by (used in) operating activities	2,253	(1,885)

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(156)	—
Net cash flows used in investing activities	(156)	—

FINANCING ACTIVITIES
Repayment of note payable	(1,117)	(953)
Repayment of unsecured debt	(274)	(336)
Proceeds from issuance of preferred stock and common stock warrants	—	700
Issuance costs related to issuance of preferred stock and common stock warrants	—	(146)
Proceeds from issuance of convertible notes	—	1,000
Debt issuance costs related to convertible notes	—	(46)
Proceeds from note payable	—	2,000
Debt issuance costs related to note payable	—	(423)
Repayment of convertible notes	—	(675)
Net cash flows provided by (used in) financing activities	(1,391)	1,121

Net increase (decrease) in cash	706	(764)
Cash, beginning of year	611	1,375
Cash, end of year	$1,317	$611

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

	For the years ended December 31,
	2023	2022
Supplemental cash flow disclosures:
Interest paid	$7	$6
Income taxes paid	$—	$2
Supplemental disclosure of non-cash transactions:
Purchase of insurance through issuance of note payable (Note 8)	$259	$245
Conversion of convertible debt	$—	$(1,284)
Services paid with common stock	$100	$385
Fair value of assets acquired, excluding cash	$275	$—
Liabilities assumed	(77)	—
Goodwill on acquisition	336	—
Common stock consideration	(250)	—
Holdback liability	(18)	—
Contingent consideration	(88)	—
Deferred tax liabilities	(22)	—
Cash paid for acquisition	$156	$—

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

The Company develops, manufactures, markets and sells herbal supplements and hemp-based cannabidiol ("CBD"). The Company sells its products under tradenames, such as +PlusCBD™ and +PlusCBD™Pet. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. In addition, the Company is developing drug candidates which use CBD as a primary active ingredient.

On December 7, 2023, the Company acquired Cultured Foods Sp. z.o.o., a limited liability company organized under the laws of Poland ("Cultured Foods"). Cultured Foods is a leading European manufacturer and distributor of plant-based protein products. The Company's plant-based food products are sold under the Cultured Foods brand.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). On December 7, 2023, the Company acquired Cultured Foods. All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk – As of December 31, 2023, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $0.3 million per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $1.0 million as of December 31, 2023. The Company has not experienced any such losses in these accounts to date, and believes that the financial institutions at which such amounts are held are stable; however, no assurance can be provided.

The Company sources its raw materials from suppliers in Europe and the U.S. One supplier of shipping and fulfillment services accounted for 18% and 27% of our outstanding accounts payable as of December 31, 2023 and 2022, respectively. In addition, one supplier for online marketing services accounted for 17% and 13% of our outstanding accounts payable as of December 31, 2023 and 2022, respectively. There was no other concentration of suppliers and no concentration of accounts receivable or revenue as of and for the years ended December 31, 2023 and 2022.

Fair Value Measurements – Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of December 31, 2023 and 2022, approximate their fair value due to the short-term nature of these items. The Company's notes payable balance also approximates fair value as of December 31, 2023, as the interest rates on the notes payable approximate the rates available to the Company as of this date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any cash equivalents or restricted cash as of December 31, 2023 and 2022.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of December 31, 2023 and 2022.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Except as described below under the caption Goodwill and Intangible Assets, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2023 and 2022.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2023 and 2022.

Liquidity Considerations – U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the consolidated financial statement issuance and to provide related note disclosure in certain circumstances. The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2023, the Company generated cash flows from operations of $2.3 million, which included government receipts of $2.7 million. Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention tax credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In 2022, the Company claimed employee retention tax credits, which were recognized as a reduction to general and administrative expenses of $2.5 million during the year ended December 31, 2022. The amount was included in prepaid expenses and other in the Company's consolidated balance sheet as of December 31, 2022.

Excluding the funds from the employee retention tax credit, the Company generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023 and had an accumulated deficit of $84.6 million. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives, and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

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

Debt Issuance Costs – The Company presents its debt issuance costs and debt discounts as a direct deduction from the carrying amount of the related indebtedness on its consolidated balance sheet and amortizes these costs over the term of the related debt liability using the effective interest method. Amortization is recorded in interest expense in the consolidated statements of operations.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. As of December 31, 2022, the Company maintained an allowance for doubtful accounts related to accounts receivable in the amount of $0.4 million. The allowance for doubtful accounts as of December 31, 2023 was not material.

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. Cost includes costs directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, manufacturing overhead, shipping and depreciation of manufacturing equipment and production facilities. Manufacturing overhead includes payroll, employee benefits, utilities, maintenance and property taxes. Total shipping and handling costs were $1.9 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively, and are recorded in cost of goods sold.

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

Impairment of Long-Lived Assets – In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the assets are expected to generate. If the carrying amount of an asset is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. As of December 31, 2023 and 2022, the Company determined that long-lived assets were not impaired.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fourth quarter of 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company determined that no triggering event had occurred to necessitate performing the quantitative impairment test. As a result, the Company did not record any goodwill impairment charges for the year ended December 31, 2023. The Company did not have any goodwill as of December 31, 2022.

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. As of December 31, 2023, the Company has in-process research & development ("IPR&D") with an indefinite life and trademarks and customer relationships acquired from Cultured Foods with a definite life. IPR&D is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. Until such time as the projects are either completed or abandoned, the Company tests those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on drug development activities, and overall financial performance. If impairment indicators are present as a result of the Company's qualitative assessment, the Company will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as current Company market capitalization. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists.

The Company completed its annual impairment assessment during the fourth quarter of 2023 and 2022. The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the IPR&D for determining whether it is more likely than not that the IPR&D asset is impaired. After assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determined that it is more likely than not that the IPR&D asset is impaired. As such, the Company has estimated the fair value of the IPR&D and performed the quantitative impairment test. Based on the quantitative impairment test, the Company determined that

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its IPR&D is impaired by $0.3 million for the year ended December 31, 2023. An intangible asset impairment charge of $0.3 million was recorded during the year ended December 31, 2023.

Revenue Recognition – The majority of the Company's revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of its products. Net sales reflect the transaction prices for these contracts based on the Company's selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. The Company recognizes revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. The Company accrues for estimated sales returns by customers based on historical sales return results. The computation of the sales return and other allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and totaled $0.1 million for the year ended December 31, 2022. Shipping and handling fees charged to customers was not material for the year ended December 31, 2023. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023		2022
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$9,178	57.3%	$9,040	55.8%
E-Commerce sales (B2C)	6,826	42.7%	7,165	44.2%
Product sales, net	$16,004	100.0%	$16,205	100.0%

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

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development and consulting service fees. Research and development expense was $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its products. Advertising costs of $1.1 million and $1.2 million were expensed as incurred during each of the years ended December 31, 2023 and 2022, respectively.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2023 and 2022, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions.

Foreign Currency – The Company translates the assets and liabilities of its foreign subsidiary into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions during the year ended December 31, 2023 (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company did not have any foreign currency translation gains (losses) during the year ended December 31, 2022.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker ("CODM"), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company adopted the guidance as of January 1, 2023. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements or its disclosures.

3.
INVENTORY

Inventory as of December 31, 2023 and 2022 was comprised of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$2,892	$3,563
Work in process	1,181	1,020
Finished goods	1,582	1,980
	$5,655	$6,563

During the year ended December 31, 2022, the Company recorded additions to the inventory provision of $0.3 million. Additions to the inventory provision for the year ended December 31, 2023 were not material. The Company had inventory outside the United States of $0.1 million as of December 31, 2023. The Company did not have any inventory outside the United States as of December 31, 2022.

4.
PROPERTY AND EQUIPMENT

Property and equipment, net, as of December 31, 2023 and 2022 were as follows (in thousands):

		December 31,
	Useful Lives	2023	2022
Office furniture and IT equipment	3 - 5 years	$1,393	$1,392
Machinery and equipment	7 years	37	—
		1,430	1,392
Less: accumulated depreciation		(1,051)	(817)
		$379	$575

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2023 and 2022 was $0.2 million and $1.0 million, respectively. During the year ended December 31, 2022, the Company sold or disposed of property and equipment with original cost of $3.9 million and recognized a loss on disposal of $0.2 million. During the year ended December 31, 2022, the Company recorded accelerated depreciation for tenant improvements associated with the lease termination agreement for its main facility.

5.
ACQUISITIONS

On December 7, 2023, the Company acquired all the issued and outstanding shares of Cultured Foods. Cultured Foods manufactures and distributes plant-based food products. Cultured Foods is based in Poland. This acquisition provided the Company with growth opportunities in both plant-based food products and distribution of CBD products into Europe.

The acquisition closed on December 7, 2023 and, accordingly, the consolidated statements of operations and comprehensive income (loss) included Cultured Foods' results of operations for the period from December 7, 2023 through December 31, 2023. If the acquisition had taken place as of January 1, 2023, net revenue and net income for the year ended December 31, 2023 would have been $16.2 million and $3.0 million, respectively. Net revenue and net loss of Cultured Foods since the date of the acquisition have been immaterial.

As a result of the business combination, acquisition costs of $0.1 million was expensed as incurred during the year ended December 31, 2023.

The following table outlines the total consideration transferred (in thousands):

Cash	$192
Common shares	250
Earn-out	88
Total consideration transferred	$530

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$18
Accounts receivable and other receivables	11
Inventories	133
Intangible assets	78
Other current assets	17
Fixed assets	38
Goodwill	334
Total assets	629

Accounts payable and accrued liabilities	27
Current note payable	50
Deferred tax liabilities	22
Total liabilities	99
Net assets acquired	$530

The fair value of acquired intangible assets were determined using a forecasted cash flow and a cost approach. Acquired intangible assets consists of trade names and customer relationships. The Company assigned a 5-year useful life to the acquired intangible assets. The Company determined that Cultured Foods carrying costs approximates fair value for all other acquired assets and assumed liabilities.

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Cultured Foods' selling shareholder additional consideration contingent on achievement of certain annual revenue results of Cultured

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foods in 2024. The Company accrued the fair value of $88,000 for this earn-out provision and recorded this amount as additional goodwill and other non-current liabilities as of December 31, 2023. The valuation and purchase price allocation for the Cultured Foods acquisition remains preliminary and will be finalized no later than one year after the acquisition date. As of the date of this Annual Report, management is still in the process of evaluating the estimated fair value of the consideration transferred. In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill. Management's analysis of these items has not yet been completed because of the inherent complexities of estimating fair values. Therefore, the business combination amounts presented were determined by management based on its consideration of all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.

6.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2022:	$—
Acquisition of Cultured Foods	334
Translation adjustment	8
Balance - December 31, 2023:	$342

As of December 31, 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. After performing a qualitative test the Company concluded that it was more likely than not that the fair value of the Company exceeds its carrying value of goodwill. Accordingly, there was no indication of impairment and the qualitative impairment test was not performed. The Company did not record any goodwill impairment charges for the year ended December 31, 2023. The Company did not have any goodwill as of December 31, 2022.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	December 31, 2023	December 31, 2022
Gross carrying amount	$79	$251
Accumulated amortization	(1)	-
Net carrying amount	$78	$251

The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the IPR&D for determining whether it is more likely than not that the IPR&D asset is impaired. After assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determined that it is more likely than not that the IPR&D asset is impaired. As such, the Company has estimated the fair value of the IPR&D and performed the quantitative impairment test. Based on the quantitative impairment test, the Company determined that its IPR&D is impaired by $0.3 million. As a result, the Company recorded this impairment to reduce its intangible assets on its consolidated balance sheet as of December 31, 2023 and recorded the corresponding impairment expense, which is included in selling, general and administrative expense in the Company's consolidated statements of operations for the year ended December 31, 2023. The Company also recorded an impairment charge to reduce its intangible assets of $1.2 million during the year ended December 31, 2022.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	In-process research and development	Trade names	Customer relationships	Total
Balance - December 31, 2021:	$1,485	$—	$—	$1,485
Impairment	(1,234)	—	—	(1,234)
Balance - December 31, 2022:	251	—	—	251
Impairment	(251)	—	—	(251)
Acquisition of Cultured Foods	—	52	26	78
Amortization	—	(1)	—	(1)
Translation adjustments	—	1	—	1
Balance - December 31, 2023:	$—	$52	$26	$78

The Company did not incur costs to renew or extend the term of acquired intangible assets for the years ended December 31, 2023 and 2022. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year.

7.
ACCRUED EXPENSES

Accrued expenses as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Accrued payroll tax - Mona (Note 13)	$522	$6,694
Accrued payroll expenses	1,388	1,447
Other accrued liabilities	1,512	1,549
	$3,422	$9,690

8.
CONVERTIBLE NOTES

Convertible notes as of December 31, 2022 were as follows (in thousands):

December 31, 2022
Principal amount	$2,120
Less: Original issuance discount ("OID")	(120)
Less: Debt issuance costs	(275)
Net proceeds	1,725
Default premium	179
Conversion of note into common shares	(1,514)
Accretion of OID and amortization of debt issuance costs	395
Repayment	(675)
Settlement	(110)
Carrying amount	$—

The Company did not have any convertible notes as of December 31, 2023.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result, from the date of such default and for so long as such default remained uncured, the Notes that remained outstanding accrued interest at a rate of 15% per annum. Following such default, the holder also added a 15% per annum default premium to the outstanding balance in accordance with the Notes.

During the years ended December 31, 2022, holders of certain Notes converted amounts payable under such Notes into an aggregate of 24,126,311 shares of Company common stock at a weighted average conversion price of $0.05 per share, resulting in a reduction of the Note balance of $1.3 million. In addition, the Company recognized additional interest expense associated with the conversion of $0.6 million during the years ended December 31, 2022.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.
DEBT

Debt as of December 31, 2023 and 2022was as follows (in thousands):

	December 31,
	2023	2022
Note payable, net of discount and costs	$—	$1,005
Insurance financing	204	218
Cultured Foods note payable (Note 5)	50	—
Total debt	$254	$1,223

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

The unpaid amount of the Streeterville Note, any interest, fees, charges and late fees accrued was due and payable in full within three trading days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, provided, further, that if at least $1.0 million in CARES Act proceeds were not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the Streeterville Note was to be increased by 5%. The Company did not receive the CARES Act proceeds within ninety days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by 5%. The Streeterville Note was secured by all of the Company’s assets as set forth in the Security Agreement dated August 19, 2022.

The Company made principal payments to Streeterville of $1.1 million during the year ended December 31, 2023. As a result, the Streeterville Note has been fully repaid and satisfied, and the Company's obligation thereunder, were cancelled and terminated.

Insurance Financing

In October 2023, the Company entered into a finance agreement with First Insurance Funding ("First Insurance") in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.3 million and incurs interest at a rate of 8.42% per annum. The Company is required to make monthly payments of $29,781 from November 2023 through July 2024. The outstanding balance as of December 31, 2023 is $0.2 million.

In November 2022, the Company entered into a finance agreement with First Insurance in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.2 million, which incurred interest at a rate of 6.32% per annum. The Company was required to make monthly payments of $27,900 from November 2022 through July 2023. The was no outstanding balance as of December 31, 2023.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cultured Foods Note Payable

The Company assumed the outstanding note payable of Cultured Foods. The note is payable to the prior owner of Cultured Foods is due within the next 12 months. The note carries an interest rate of 9% per annum. Subsequent to December 31, 2023, the Company repaid the entire outstanding amount of the notes payable including interest.

10.
STOCKHOLDERS EQUITY

Common Stock

On June 6, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which the number of shares of all classes of the Company’s capital stock authorized for issuance was increased from 200,000,000 shares to 800,000,000 shares, and the number of shares of common stock authorized for issuance was correspondingly increased from 190,000,000 shares to 790,000,000 shares. The number of shares of preferred stock authorized for issuance was not impacted by the amendment. As of December 31, 2023 and 2022, the Company had 161,678,000 and 152,104,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company issued 5,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company. In accordance with the agreement, the Company issued 2,500,000 additional shares of common stock to the vendor during the year ended December 31, 2023. Subsequent to December 31, 2023, the Company issued the vendor an additional 1,549,410 shares of common stock.

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

The Company evaluated the classification of the Preferred Stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. The warrants issued to the investors in the offering were considered freestanding equity classified instruments. The Company first allocated gross proceeds from the registered direct offering between the Preferred Stock and the warrants issued to investors using a relative fair value approach, resulting in an initial allocation to the instruments of $0.4 million and $0.3 million, respectively. The issuance costs, inclusive of the fair value of the warrants issued to placement agent designees, were allocated between the Preferred Stock and the warrants issued to investors in a systematic and rational manner, resulting in an allocation

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the instruments of $0.1 million and $0.1 million, for a net allocation of $0.3 million and $0.2 million, respectively. On the issuance date, the Company estimated the fair value of the warrants issued to investors and to placement agent designees using a Black-Scholes pricing model using the following assumptions: (i) contractual term of 3 years, (ii) expected volatility rate of 104.0%, (iii) risk-free interest rate of 2.5%, (iv) expected dividend rate of 0%%, and (v) closing price of the Company’s common stock as of the day immediately preceding the registered direct offering. The fair value of Preferred Stock was estimated based upon equivalent common shares that Preferred Stock could have been converted into at the closing price of the day immediately preceding the purchase date.

The embedded conversion feature was evaluated and bifurcation from the Preferred Stock equity host was not considered necessary. Upon conversion of the Preferred Stock to common stock in April 2022, the Company recognized a deemed dividend of $0.9 million.

Warrants

The following represents a summary of the warrants outstanding as of December 31, 2023 and 2022:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	December 31, 2023	December 31, 2022
March 30, 2022	Equity	$0.1000	June 6, 2025	10,000,000	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	750,000	750,000
				10,750,000	10,750,000

11.
STOCK-BASED COMPENSATION

As of December 31, 2022, there were 30,976,000 shares authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, for as long as the 2013 Plan remained in effect, the number of shares of common stock that would be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, was the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2023, the Company added 4,000,000 shares of the Company's common stock to the 2013 Plan pursuant to the evergreen provision, resulting in a total of 34,976,000 shares authorized for issuance under the 2013 Plan.

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

On June 1, 2023, the Company's shareholders approved the adoption of the new 2023 Equity Incentive Plan (the "2023 Plan"), and the Company adopted the 2023 Plan. The 2023 Plan has a term of 10 years. The number of shares of the Company's common stock authorized for issuance under the 2023 Plan was initially 34,976,000 shares, which number shall automatically increase on January 1 of each fiscal year (for a period of ten years after adoption of the 2023 Plan) during the term of the 2023 Plan, commencing on January 1, 2024, by the lesser of (a) 4% of the total shares of the Company's common stock outstanding on December 31st of the prior year, and (b) a lesser number of the Company's common stock as determined by the Company's Board of Directors. As of December 31, 2023, the Company had 34,726,000 authorized but unissued shares reserved for issuance under the 2023 Plan. On January 1, 2024, the Company did not add any shares to the 2023 Plan.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized stock-based compensation expense of $0.2 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2022	19,831	$0.46	3.5	$—
Granted	7,950	0.04	—	—
Exercised	—	—	—	—
Forfeited	(3,346)	0.46	—	—
Outstanding - December 31, 2023	24,435	0.32	4.4	6
Exercisable - December 31, 2023	18,125	0.42	2.7	3
Vested or expected to vest - December 31, 2023	24,435	$0.32	4.4	$6

The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. The above table includes 4,250,000 vested performance-based options as of December 31, 2023, which were issued to Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan. As of December 31, 2023, there were 6,750,000 remaining unvested stock options granted to Mona Jr. outside of the 2013 Plan which are not included in the table above. These stock options vest upon the completion of future performance conditions, including those related to the Settlement Agreement with Mona Jr. (refer to Note 12). As of December 31, 2023, Mona Jr. has a total of 18,050,000 outstanding stock options with a weighted average exercise price of $0.40.

There were no stock option exercises during the year ended December 31, 2023 and 2022.

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	For the years ended December 31,
	2023	2022
Volatility	132.1%	123.5%
Risk-Free Interest Rate	3.9%	3.6%
Expected Term (in years)	5.75	5.52
Dividend Rate	0.0%	0.0%
Fair Value Per Share on Grant Date	$0.04	$0.03

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.
NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is computed using the two-class method, which is required due to the participating nature of the Preferred Stock (as defined and discussed in Note 9). Except with respect to voting and conversion rights, the rights of the holders of the Company's common stock and the Preferred Stock are identical. Each class of shares has the same rights to dividends. All shares of the Company's issued Preferred Stock were converted into shares of Company common stock in April 2022. Although the Preferred Stock are participating securities, such securities do not participate in net losses, and therefore, do not impact the Company's net income (loss) per share calculation for the year ended December 31, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the years ended December 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$3,102	$(9,134)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	153,954	138,034
Dilutive potential common stock outstanding:
Stock options	1	—
Weighted average common shares outstanding for diluted	153,955	138,034
Basic net income (loss) per share attributable to common stockholders	$0.02	$(0.07)
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.07)

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	For the years ended December 31,
	2023	2022
Stock options	20,185	15,581
Performance stock options	11,000	11,000
Warrants	10,750	10,750
Total	41,935	37,331

13.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Michael Mona Jr. ("Mona Jr."), and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. As of December 31, 2023, Mona Jr. had 11,300,000 fully vested outstanding stock options with a weighted average exercise price of $0.42 per share. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options and RSU's upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options) and 6,750,000 of these stock options have not vested as of December 31, 2023. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of the Settlement Agreement, the Company recorded stock-based compensation expense related

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the accelerated vesting of the RSU's of $5.1 million and the modification of certain stock options of $2.7 million during the year ended December 31, 2019.

As part of the Settlement Agreement, 2,950,000 vested RSU's were issued to Mona Jr. The vesting of the RSU's and payment of shares is treated as taxable compensation to Mona Jr. and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the vesting of the RSU's) or included in the original Company’s payroll tax filing. The compensation was subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes was $0.2 million and was recorded as a component of selling, general and administrative expenses in the statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU release to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. In addition, the Company paid the employer and employee portion of the FICA taxes of $0.2 million, respectively. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable and thus has continued to reflect this liability on its balance sheet through December 31, 2022 in an amount of $6.7 million, which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expenses and other on the balance sheet. The deadline to file and pay personal income taxes for 2019 was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019, and Mona Jr. has recently confirmed that he has not paid his personal income tax for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability would have been relieved once the tax amount was paid by Mona Jr. and the Company had received the required taxing authority documentation from Mona Jr. If the tax amount was not paid by Mona Jr., the Company could have been liable for such withholding tax due.

On April 15, 2023, the Company believes that the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitation for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $6.2 million during the year ended December 31, 2023. The remaining accrued amount of $0.5 million that the Company may still be liable for relates to employer and employee Medicare portion of FICA taxes for which the related statute of limitations has not yet expired.

14.
COMMITMENTS AND CONTINGENCIES

On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims were premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the parties previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Once the Sallustro Case was dismissed, the stay was lifted. Plaintiff’s counsel later informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer had standing to pursue this claim. However, the Court allowed plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, defendants filed a motion to dismiss the Ruth Complaint and the court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth complaint on January 11, 2021. The parties agreed to a settlement in principle in January 2022 whereby the Company agreed to make certain corporate governance reforms in exchange for dismissal of the lawsuit. Plaintiff filed a motion for preliminary approval of proposed settlement on June 1, 2022. The court granted preliminary approval of the proposed settlement on February 7, 2023. A hearing seeking final approval of the proposed settlement was held on May 15, 2023, and the court indicated it would likely approve the proposed settlement and reschedule the hearing with regard to plaintiff's motion for attorney's fees. On June 23, 2023, the Company received notice of a court order dated May

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23, 2023 without any hearing, granting plaintiff's motion for attorney's fees and expenses of approximately $250,000, which the Company accrued as of December 31, 2023. On July 19, 2023, the Company requested to vacate the court order from May 23, 2023 and set a hearing date. If the court grants final approval, the Company will have 60 days to implement the corporate governance reforms.

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

On November 5, 2021, Mona Jr. filed a complaint against the Company in Nevada state court seeking to recover federal and state taxes from the Company associated with the RSU release in 2019 - refer also to Note 13. Related Parties, for further information. On December 22, 2021, the Company filed a motion to dismiss the complaint. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court ordered the case into arbitration. On December 6, 2022, Mona Jr. filed a demand for arbitration against the Company and its officers with the American Arbitration Association (the "AAA"). On January 31, 2023, the Company and management filed a case in the San Diego Superior Court for declaratory relief, seeking to enjoin the arbitration on the grounds that Mona Jr. is barred from proceeding with the arbitration under the doctrines of res judicata and judicial estoppel based on the position that Mona Jr. took against the Company in a prior arbitration. On February 2, 2023, the AAA stayed the arbitration for 60 days. On February 14, 2023, the Company filed a motion for preliminary injunction to enjoin Mona Jr. from proceeding with the arbitration. The preliminary injunction motion was scheduled for hearing on October 20, 2023. On March 20, 2023, the Company sought a temporary restraining order to enjoin Mona Jr. from proceeding with the arbitration, which the court denied. After the denial of the temporary restraining order, the Company withdrew its motion for preliminary injunction. On April 5, 2023, the AAA informed the parties that the stay issued on February 2, 2023 had been lifted. On April 28, 2023, the AAA appointed an arbitrator for the matter. On June 6, 2023, the Company's officers filed a motion to dismiss the claims in the arbitration against them, arguing that they are not party to an agreement with Mona Jr. to arbitrate. On July 6, 2023, the Arbitrator issued an order scheduling the hearing on the merits for April 8 through April 12, 2024. On September 12, 2023, the Arbitrator granted in part and denied in part the motion to dismiss the Company's officers, requiring the case to proceed to a hearing on the merits. Management intends to vigorously defend the allegations.

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

15.
LEASES

In April 2022, the Company entered into a new lease agreement for its main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. The operating lease is included in "Right of use assets" on the Company's December 31, 2023 and 2022 Consolidated Balance Sheets, and represents the Company's right to use the underlying asset for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's December 31, 2023 and 2022 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, respectively, on May 1, 2022. As of December 31, 2023, the Company had an operating lease obligation and operating lease asset of $0.2 million related to the new facility. Operating lease expense is recognized on a straight-line basis over the lease term. The Company recognized total lease costs of $0.1 million for each of the years ended December 31, 2023 and 2022. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial.

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

December 31, 2023
Remaining lease term (in years)	1.42
Discount rate	7.0%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

Year ending December 31,
2024	$139
2025	59
Total	198
Less: imputed interest	10
Total lease liabilities	$188
Operating lease liability - current	$130
Operating lease liability - net of current portion	58
Total operating lease liability	$188

16.
INCOME TAXES

For the years ended December 31, 2023 and 2022, pretax income (loss) was attributable to the following jurisdictions (in thousands):

	For the years ended December 31,
	2023	2022
Domestic operations	$3,114	$(8,261)
Foreign operations	(18)	—
Total	$3,096	$(8,261)

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax benefit for the years ended December 31, 2023 and 2022 was comprised of the following (in thousands):

	For the years ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	8	4
Foreign	—	—
Total current tax expense	8	4
Deferred:
Federal	(11)	(51)
State	—	—
Foreign	(3)	—
Total deferred tax benefit	(14)	(51)
Income tax benefit	$(6)	$(47)

A reconciliation of the expected income tax benefit at the federal statutory rate of 21% for the years ended December 31, 2023 and 2022, and the income tax benefit reported in the financial statements is as follows:

	For the years ended December 31,
	2023		2022
	Amount	% of pretax income (loss)	Amount	% of pretax income (loss)
	(in thousands)		(in thousands)
Income tax expense (benefit) at federal statutory rate	$651	21.0%	$(1,735)	21.0%
State taxes, net of federal effect	182	5.9	(456)	5.5
Other permanent differences	33	1.1	21	(0.3)
Stock-based compensation	420	13.5	1,795	(21.7)
NOL adjustments and other true-ups	(640)	(20.6)	722	(8.7)
R&D tax credits	—	—	(1)	—
Other	8	0.2	14	(0.2)
Decrease in valuation allowance	(660)	(21.3)	(407)	4.9
Income tax benefit	$(6)	(0.2)%	$(47)	0.5%

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$10,804	$9,280
Business credit carryforwards	939	948
Intangible assets	413	527
Stock-based compensation	4,075	4,416
Change to inventory	52	87
Operating lease liabilities	51	81
Accruals and reserves	565	2,351
Other	247	222
	17,146	17,912
Deferred tax liabilities:
Operating lease assets	(45)	(73)
Property and equipment	(97)	(100)
CanX intangible assets	—	(67)
	(142)	(240)
Valuation allowance	(17,023)	(17,683)
Net deferred tax liabilities	$(19)	$(11)

The valuation allowance decreased by $0.7 million for the year ended December 31, 2023 and increased by $0.4 million for the year ended December 31, 2022.

Deferred tax assets and liabilities are provided for significant revenue and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible profits. As of December 31, 2023 and 2022, the Company established valuation allowances equal to the full amount of its deferred tax assets, net of certain tax liabilities, due to the uncertainties regarding the realization of the deferred tax assets in future years.

As of December 31, 2023, the Company had federal, California, and other state net operating loss (“NOL”) carryforwards of $40.2 million, $27.5 million, and $8.0 million, respectively, which are available to offset future taxable income. Federal NOL carryforwards arising after 2017 of $33.0 million do not expire. Federal NOL carryforwards arising before 2018 of $7.2 million expire from 2036 to 2037. California NOL carryforwards of $27.5 million expire from 2036 to 2043. Other state NOL carryforwards of $8.0 million have various expirations from 2036 to 2043.

As of December 31, 2023, the Company had federal and California R&D credit carryforwards of approximately $0.7 million and $0.4 million, respectively, which are available to offset future taxable income. Federal R&D credit carryforwards expire from 2036 to 2041. California R&D credit carryforwards do not expire.

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

A reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2023 and 2022 is provided in the following table (in thousands):

	2023	2022
Balance as of January 1:	$172	$172
Increase in current year positions	—	—
Increase in prior year positions	—	—
Decrease in prior year positions	(2)	—
Balance as of December 31:	$170	$172