Form 10-Q
period 2024-03-31
CV Sciences, Inc.
filed 2024-05-15
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the issuer had 163,228,469 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CV SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$662	$1,317
Accounts receivable, net	507	431
Inventory	5,756	5,655
Prepaid expenses and other	426	535
Total current assets	7,351	7,938

Property and equipment, net	319	379
Right of use assets	139	167
Intangibles, net	73	78
Goodwill	340	342
Other assets	244	296
Total assets	$8,466	$9,200

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,460	$2,309
Accrued expenses	3,248	3,422
Operating lease liability - current	134	130
Debt	117	254
Total current liabilities	5,959	6,115

Operating lease liability - net of current portion	23	58
Deferred tax liability	19	19
Other liabilities	103	105
Total liabilities	6,104	6,297

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of March 31, 2024 and December 31, 2023; and no shares outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of March 31, 2024 and December 31, 2023; 163,228 and 161,678 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	87,556	87,464
Accumulated deficit	(85,215)	(84,587)
Accumulated other comprehensive income	5	10
Total stockholders' equity	2,362	2,903

Total liabilities and stockholders' equity	$8,466	$9,200

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Product sales, net	$4,002	$4,148
Cost of goods sold	2,149	2,366
Gross profit	1,853	1,782

Operating expenses:
Research and development	36	35
Selling, general and administrative	2,437	2,156
Benefit from reversal of accrued payroll taxes (Note 12)	—	(6,171)
Total operating expenses	2,473	(3,980)

Operating income (loss)	(620)	5,762

Other expense, net	2	56
Income (loss) before income taxes	(622)	5,706
Income tax expense	6	—
Net income (loss)	$(628)	$5,706

Weighted average common shares outstanding, basic and diluted	163,075	152,104

Net income (loss) per common share, basic and diluted	$(0.00)	$0.04

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(628)	$5,706
Other comprehensive loss:
Foreign currency translation adjustment	(5)	—
Total comprehensive income (loss)	$(633)	$5,706

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2023	—	$—	161,678	$16	$87,464	$(84,587)	$10	$2,903
Issuance of common stock for services	—	—	1,550	—	62	—	—	62
Stock-based compensation	—	—	—	—	30	—	—	30
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(628)	—	(628)
Balance at March 31, 2024	—	$—	163,228	$16	$87,556	$(85,215)	$5	$2,362

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2022	—	$—	152,104	$15	$86,897	$(87,689)	$—	$(777)
Stock-based compensation	—	—	—	—	118	—	—	118
Net income	—	—	—	—	—	5,706	—	5,706
Balance at March 31, 2023	—	$—	152,104	$15	$87,015	$(81,983)	$—	$5,047

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(628)	$5,706
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	63	59
Stock-based compensation	30	118
Note discount and interest expense	—	100
Non-cash lease expense, net	28	26
Benefit from reversal of accrued payroll tax (Note 12)	—	(6,171)
Other	108	59
Change in operating assets and liabilities:
Accounts receivable, net	(70)	102
Inventory	(102)	37
Prepaid expenses and other	109	1,087
Accounts payable and accrued expenses	(56)	(148)
Net cash flows provided by (used in) operating activities	(518)	975

FINANCING ACTIVITIES
Repayment of note payable	(50)	(764)
Repayment of unsecured debt	(86)	(108)
Net cash flows used in financing activities	(136)	(872)
Effect of exchange rate changes on cash	(1)	—
Net increase (decrease) in cash	(655)	103
Cash, beginning of period	1,317	611
Cash, end of period	$662	$714

Supplemental cash flow disclosure:
Interest paid	$4	$3
Income taxes paid	$6	$—

Supplemental disclosures of non-cash transactions:
Services paid with common stock	$62	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Description of Business - The Company develops, manufactures, markets and sells herbal supplements and hemp-based cannabidiol ("CBD"). The Company sells its products under tradenames, such as +PlusCBD™ and +PlusCBD™Pet. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. In addition, subject to available capital, the Company is developing drug candidates which use CBD as a primary active ingredient.

On December 7, 2023, the Company acquired Cultured Foods Sp. z.o.o., a limited liability company organized under the laws of Poland ("Cultured Foods"). Cultured Foods is a leading European manufacturer and distributor of plant-based protein products. The Company's plant-based food products are sold under the Cultured Foods brand.

Basis of Presentation - The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. On December 7, 2023, the Company acquired Cultured Foods. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated negative cash flows from operations of $0.5 million for the three months ended March 31, 2024 and had an accumulated deficit of $85.2 million as of March 31, 2024. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company is positioning itself to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

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

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of March 31, 2024 and December 31, 2023, approximate their fair value due to the short-term nature of these items. The Company's insurance financing balance also approximates fair value as of March 31, 2024 and December 31, 2023 and the note payable balance as of December 31, 2023 also approximates fair value, as the interest rate on the note payable and insurance financing approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2024 and December 31, 2023.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Except as described below in Note 3. Acquisitions, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2024 and December 31, 2023.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2024 and December 31, 2023.

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

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,235	55.8%	$2,439	58.8%
E-Commerce sales (B2C)	1,767	44.2%	1,709	41.2%
Product sales, net	$4,002	100.0%	$4,148	100.0%

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (“CODM”), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements.” The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments in this update is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

2.
BALANCE SHEET DETAILS

Inventory

Inventory as of March 31, 2024 and December 31, 2023 was comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$2,864	$2,892
Work in process	1,291	1,181
Finished goods	1,601	1,582
	$5,756	$5,655

Accrued expenses

Accrued expenses as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll taxes (Note 12)	$522	$522
Accrued payroll expenses	1,354	1,388
Other accrued liabilities	1,372	1,512
	$3,248	$3,422

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.
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

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Cultured Foods' selling shareholder additional consideration contingent on achievement of certain annual revenue results of Cultured Foods in 2024. The Company accrued the fair value of $88,000 for this earn-out provision and recorded this amount as additional goodwill and accrued expenses as of March 31, 2024. The valuation and purchase price allocation for the Cultured Foods acquisition remains preliminary and will be finalized no later than one year after the acquisition date. As of the date of this Quarterly Report, management is still in the process of evaluating the estimated fair value of the consideration transferred. In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill. Management's analysis of these items has not yet been completed because of the inherent complexities of estimating fair values. Therefore, the business combination amounts presented were determined by management based on its consideration of all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2023:	$342
Translation adjustment	(2)
Balance - March 31, 2024:	$340

As of December 31, 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. After performing a qualitative test the Company concluded that it was more likely than not that the fair value of the Company exceeds its carrying value of goodwill. Accordingly, there was no indication of impairment and the qualitative impairment test was not performed. The Company did not record any goodwill impairment charges for the year ended December 31, 2023. No indicators of impairment were identified during the three months ended March 31, 2024. The Company's annual impairment testing date is December 31 of each year.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	March 31, 2024	December 31, 2023
Gross carrying amount	$78	$78
Accumulated amortization	(5)	(1)
Translation adjustment	—	1
Net carrying amount	$73	$78

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2023:	$52	$26	$78
Amortization	(3)	(1)	(4)
Translation adjustments	—	(1)	(1)
Balance - March 31, 2024:	$49	$24	$73

The Company did not incur costs to renew or extend the term of acquired intangible assets for the three months ended March 31, 2024. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year. No indicators of impairment were identified during the three months ended March 31, 2024.

5.
LEASES

In April 2022, the Company entered into a new lease agreement for its main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. The operating lease is included in "Right of use assets" on the Company's March 31, 2024 Condensed Consolidated Balance Sheet, and represents the Company's right to use the underlying asset for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's March 31, 2024 Condensed Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022. As of March 31, 2024, the Company had an operating lease obligation of $0.2 million and operating lease asset of $0.1 million related to the facility. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2024 and 2023, the Company's total lease cost was $28,238 and $26,174, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Because the rate implicit in the lease is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

March 31, 2024
Remaining lease term (in months)	14
Discount rate	7.0%

Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

Year ending December 31,
2024 (remaining nine months)	$105
2025	59
164
Less imputed interest	(7)
Total lease liabilities	$157
Current operating lease liabilities	$134
Non-current operating lease liabilities	23
Total lease liabilities	$157

6.
DEBT

Debt as of March 31, 2024 and December 31, 2023 was all current and was as follows (in thousands):

	March 31, 2024	December 31, 2023
Insurance financing	$117	$204
Cultured Foods note payable (Note 3)	—	50
Total debt	$117	$254

Insurance Financing

In October 2023, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed is $0.3 million, which incurs interest at a rate of 8.42% per annum. The Company is required to make monthly payments of $29,781 from November 2023 through July 2024.

In November 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.2 million, which incurred interest at a rate of 6.32% per annum. The Company was required to make monthly payments of $27,900 from November 2022 through July 2023. There was no outstanding balance as of March 31, 2024.

Cultured Foods Notes Payable

The Company assumed the outstanding notes payable of Cultured Foods. The notes payable to the prior owner of Cultured Foods was due within the next 12 months. The notes carried an interest of 9% per annum. During the three months ended March 31, 2024, the Company repaid the entire outstanding amount of the notes payable including interest.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company made principal payments to Streeterville of $0.8 million during the three months ended March 31, 2023. Subsequent to March 31, 2023, the Company repaid the entire remaining outstanding balance to Streeterville of $0.4 million. As a result, the Streeterville Note has been fully repaid and satisfied as of December 31, 2023, and the Company's obligations thereunder, were cancelled and terminated.

7.
STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2022, the Company issued 5,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company. In accordance with the agreement, the Company issued 1,549,410 additional shares of common stock to the vendor during the three months ended March 31, 2024.

Warrants

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	March 31, 2024	December 31, 2023
March 30, 2022	Equity	$0.1000	June 6, 2025	10,000,000	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	750,000	750,000
				10,750,000	10,750,000

8.
STOCK-BASED COMPENSATION

On June 1, 2023, the Company’s shareholders approved the adoption of a new 2023 Equity Incentive Plan (the “2023 Plan”), and the Company adopted the 2023 Plan. As a result, the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan") terminated and was replaced by the 2023 Plan; future issuances of incentive instruments will be made under and governed by the 2023 Plan. Outstanding awards issued under the 2013 Plan will remain subject to the terms and conditions of the 2013 Plan, provided that to the extent that outstanding awards under the 2013 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will no longer be available for future issuance under the 2013 Plan or any other equity incentive plan of the Company.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

shares of the Company's common stock outstanding on December 31st of the prior year, and (b) a lesser number of the Company's common stock as determined by the Company's Board of Directors. As of December 31, 2023, the Company had 34,726,000 authorized but unissued shares reserved for issuance under the 2023 Plan. On January 1, 2024, the Company did not add any shares to the 2023 Plan.

As of March 31, 2024, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	24,435	$0.32	4.4	$6
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(11,687)	0.42	—	—
Outstanding - March 31, 2024	12,748	0.24	7.9	6

Exercisable - March 31, 2024	7,059	0.39	7.1	3
Vested or expected to vest - March 31, 2024	12,748	$0.24	7.9	$6

The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. As of March 31, 2024, there were 6,750,000 unvested performance-based stock options previously granted to Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan and 2023 Plan which are not included in the above table. These stock options vest upon the satisfaction of future performance conditions (refer to Note 12).

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended March 31,
	2024	2023
Volatility	*	132.0%
Risk-Free Interest Rate	*	3.8%
Expected Term (in years)	*	5.77
Dividend Rate	*	—%
Weighted Average Fair Value Per Share on Grant Date	*	$0.04

* There were no grants during the three months ended March 31, 2024.

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

9.
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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended March 31,
	2024	2023
Stock options	12,748	20,481
Performance stock options	6,750	11,000
Warrants	10,750	10,750
Total	30,248	42,231

10.
COMMITMENTS AND CONTINGENCIES

On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims were premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the parties previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Once the Sallustro Case was dismissed, the stay was lifted. Plaintiff’s counsel later informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer had standing to pursue this claim. However, the Court allowed plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, defendants filed a motion to dismiss the Ruth Complaint and the court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth complaint on January 11, 2021. The parties agreed to a settlement in principle in January 2022 whereby the Company agreed to make certain corporate governance reforms in exchange for dismissal of the lawsuit. Plaintiff filed a motion for preliminary approval of proposed settlement on June 1, 2022. The court granted preliminary approval of the proposed settlement on February 7, 2023. A hearing seeking final approval of the proposed settlement was held on May 15, 2023, and the court indicated it would likely approve the proposed settlement and reschedule the hearing with regard to plaintiff's motion for attorney's fees. On June 23, 2023, the Company received notice of a court order dated May 23, 2023 without any hearing, granting plaintiff's motion for attorney's fees and expenses of approximately $250,000, which the Company accrued as of March 31, 2024. On or about May 1, 2024, the Company and plaintiff executed a stipulation for the payment of the plaintiff's attorney's fees and expenses over the course of approximately eighteen months subject to a confession of judgment.

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

On November 5, 2021, Mona Jr. filed a complaint against the Company for breach of contract and negligence in Nevada state court seeking to recover from the Company the amount of federal and state taxes, interest and penalties owed by Mona Jr. for taxes on income received by him upon the vesting and settlement of RSU's in 2019 - refer also to Note 12. Related Parties, for further information. On December 22, 2021, after removing the case to United States District Court for the District of Nevada, the Company filed a motion to dismiss the complaint on the grounds that Mona Jr. should have pursued these claims in a prior arbitration between the parties. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court on its own motion ordered the case into arbitration. On December 6, 2022, Mona Jr. filed a demand for arbitration against the Company and its officers with the American Arbitration Association (the "AAA"). On January 31, 2023, the Company and management filed a case in the San Diego Superior Court for declaratory relief, seeking to enjoin the arbitration on the grounds that Mona Jr. is barred from proceeding with the arbitration under the doctrines of res judicata and judicial estoppel based on the results of the prior arbitration between the parties and the position that Mona Jr. took against the Company in the prior arbitration. On February 2, 2023, the AAA stayed the arbitration for 60 days. On February 14, 2023, the Company filed a motion for preliminary injunction to enjoin Mona Jr. from proceeding with the arbitration. The preliminary injunction motion was scheduled for hearing on October 20, 2023. On March 20, 2023, the Company sought

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a temporary restraining order to enjoin Mona Jr. from proceeding with the arbitration, which the court denied. After the denial of the temporary restraining order, the Company withdrew its motion for preliminary injunction. On April 5, 2023, the AAA informed the parties that the stay issued on February 2, 2023 had been lifted. On April 28, 2023, the AAA appointed an arbitrator for the matter. On June 6, 2023, the Company's officers filed a motion to dismiss the claims in the arbitration against them, arguing that they are not party to an agreement with Mona Jr. to arbitrate. On July 6, 2023, the Arbitrator issued an order scheduling the hearing on the merits for April 8 through April 12, 2024. On September 12, 2023, the Arbitrator granted in part and denied in part the motion to dismiss the Company's officers, requiring the case to proceed to a hearing on the merits. The hearing on the merits began on April 8, 2024, and the Arbitrator heard five days of testimony. The hearing is scheduled to resume on May 21, 2024. Management believes that Mona Jr.'s claims lack merit. Nevertheless, an unfavorable outcome would have a material impact on the Company's financial condition and results of operations. Management intends to vigorously defend the allegations.

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

11.
INCOME TAXES

For the three months ended March 31, 2024 and 2023, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

12.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company acknowledged that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of March 31, 2024. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of Mona Jr.'s Restricted Stock Unit Award Agreement, the Company recorded stock-based compensation expense related to (i) the accelerated vesting of the RSU's of $5.1 million and (ii) due to the Settlement Agreement's modification of certain stock options of $2.7 million during the year ended December 31, 2019. As of March 31, 2024, the Company cancelled 11,300,000 fully vested outstanding stock options of Mona Jr. with a weighted average exercise price of $0.42 per share as these stock options remained unexercised and the deadline to exercise these stock options lapsed.

In addition, 2,950,000 shares of stock were issued to Mona Jr. upon the vesting and settlement of the RSU's. The settlement of the RSU's by the payment of shares was treated as taxable compensation to Mona Jr. and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the settlement of the RSU's) or included in the original Company’s payroll tax filing. The compensation was subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes was $0.2 million and was recorded as a component of selling, general and administrative expenses in the statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU settlement to the taxing authorities and included the amount in Mona Jr.'s W-2 for 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable to the taxing authorities and thus has continued to reflect this liability on its balance sheet through December 31, 2022 in an amount of $6.7 million, which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expense and other on the condensed balance sheet. The deadline to file and pay personal income taxes for 2019 with extensions was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona Jr. has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019, and Mona Jr. has recently confirmed that he has not paid his personal income tax for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million during the fourth quarter of 2020. The associated liability would have been relieved once the tax amount was paid by Mona Jr. and the Company had received the required taxing authority documentation from Mona Jr. If the tax amount was not paid by Mona Jr., the Company could have been liable for such tax due.

The Company believes that the statute of limitations for federal payroll tax withholding expired on April 15, 2023. In addition, the statute of limitations for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, the Company believes that neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $6.2 million during the three months ended March 31, 2023. The remaining accrued amount of $0.5 million that the Company may still be liable for relates to employer and employee Medicare portion of FICA taxes for which the related statute of limitations has not yet expired.

13.
SUBSEQUENT EVENT

In May 2024, the Company acquired all outstanding membership units of Elevated Softgels, LLC, a Delaware limited liability company for a total purchase price of up to $1.0 million. Elevated Softgels is a leading manufacturer of encapsulated softgels and tinctures, based in Colorado.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2024 and 2023, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We also have a drug development program focused on developing and commercializing CBD-based novel therapeutics, subject to available capital.

Our primary offices and facilities are located in San Diego, California and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

In May 2024, we acquired all outstanding membership interest of Elevated Softgels, LLC, a Delaware limited liability company, for a total purchase price of up to $1.0 million. Elevated Softgels is a leading manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry, based in Colorado.

Over the last several years, we have built an efficient and cost effective consumer products platform and we continue to evaluate inbound and outbound merger, sale, acquisition or other opportunities for the Company.

Results of Operations

Revenues and gross profit

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)
Product sales, net	$4,002	$4,148	$(146)	(4)%
Cost of goods sold	2,149	2,366	(217)	(9)%
Gross profit	$1,853	$1,782	$71	4%
Gross margin	46.3%	43.0%

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,235	55.8%	$2,439	58.8%
E-commerce sales (B2C)	1,767	44.2%	1,709	41.2%
Product sales, net	$4,002	100.0%	$4,148	100.0%

We had net product sales of $4.0 million and gross profit of $1.9 million, representing a gross margin of 46.3%, in the first quarter of 2024, compared to net product sales of $4.1 million and gross profit of $1.8 million, representing a gross margin of 43.0%, in the first quarter of 2023. Our net product sales decreased by $0.1 million, or 4%, in the first quarter of 2024 when compared to first quarter 2023 results. The decline is primarily due to lower B2B sales in 2024, partially offset by higher B2C sales. The total number of units sold during the first quarter 2024 decreased by 14.7% compared to the first quarter 2023, partially offset by higher average sales price per unit of 11.8%. The average sales price per unit increased due to product and channel mix. Our B2C revenue increased by $0.1 million compared to the first quarter of 2023, mostly due to additional revenue from our subscriptions customers. In addition, 45.6% of our net revenue for the first quarter 2024 was from new products launched since January 1, 2022. During this time, we launched 32 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the first quarter of 2024 compared to the first quarter of 2023 by $0.2 million or 9%. The reduction is mostly due to the lower number of units sold in the first quarter of 2024. In addition, cost of goods sold in the first quarter of 2024 decreased as a percentage of revenue compared to the first quarter of 2023, mostly due to lower inventory losses in the first quarter of 2024 compared to the prior year period. Our gross profit improved by $0.1 million, or 4%, to $1.9 million in the first quarter of 2024 and gross margin improved from 43.0% in the first quarter 2023 to 46.3% in the first quarter of 2024. The improvement in our gross margin is primarily due to our product and channel mix and lower inventory losses.

Research and development expense

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)
Research and development expense	$36	$35	$1	3%
Percentage of product sales, net	0.9%	0.8%

Research and development (“R&D”) expense remained relatively consistent and represents overall reduced R&D spend associated with new consumer products development expenses.

Selling, general and administrative expense

	Three months ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)
Sales expense	$813	$839	$(26)	(3)%
Marketing expense	622	657	(35)	(5)%
General & administrative expense	1,002	660	342	52%
Selling, general and administrative	$2,437	$2,156	$281	13%
Percentage of product sales, net	60.9%	52.0%

Selling, general and administrative (“SG&A”) expense increased to $2.4 million in the first quarter of 2024 compared to $2.2 million in the first quarter of 2023, which was primarily a result of the following:

•
Sales expense decreased due to lower broker commissions and stock-based compensation, partially offset by increases in payroll.
•
Marketing expense decreased due to lower payroll, stock-based compensation, and outside services.
•
General and administrative ("G&A") expense increased by $0.3 million. The increase is mostly due to additional legal and professional fees. In addition, during the first quarter of 2023 we received a refund from the state of Nevada for certain payroll related taxes.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder in 2019 of $6.7 million. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $6.2 million during the three months ended March 31, 2023. For more information, please see Note 12, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other expense, net

Other expense, net consists of interest expense and interest income. Other expense decreased due to the repayment of our note payable.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2024 and 2023 is detailed below:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$(628)	$5,706
Depreciation expense	59	59
Amortization expense	4	—
Interest expense	2	56
Income tax expense	6	—
EBITDA	(557)	5,821
Stock-based compensation (1)	30	118
Benefit for reversal of accrued payroll tax (2)	—	(6,171)
Adjusted EBITDA	$(527)	$(232)

(1)
Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 8, Stock-Based Compensation, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)
Represents benefit for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 12, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the three months ended March 31, 2024 and the year ended December 31, 2023, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, and (iii) funds received from the IRS related to employee retention credits. As of March 31, 2024, we had approximately $0.7 million of cash and working capital of approximately $1.4 million.

Excluding the funds for employee retention credits, we generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023. For the three months ended March 31, 2024, the Company generated negative cash flows from operations of $0.5 million, and we had an accumulated deficit of $85.2 million as of March 31, 2024.

We believe that a combination of factors have adversely impacted our business operations for the three months ended March 31, 2024 and the year ended December 31, 2023. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development.

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

Cultured Foods Acquisition

On December 7, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Cultured Foods Purchase Agreement”), by and among the Company, Cultured Foods, Brian Carl McWhorter (the “Cultured Foods Member”) and Barbara McWhorter, pursuant to which the Company purchased all of the outstanding equity interests in Cultured Foods, resulting in Cultured Foods becoming a wholly owned subsidiary of the Company (the “Cultured Foods Acquisition”). Cultured Foods is a leading European manufacturer and distributor of plant-based, protein products. The Cultured Foods Acquisition closed on December 7, 2023.

In consideration for the Cultured Foods Acquisition, at closing, the Company (i) made a cash payment of $175,000 to the Cultured Foods Member, less a $17,500 holdback (the “Holdback Amount”) and certain other adjustments provided for in the Cultured Foods Purchase Agreement (the “Cultured Foods Closing Payment”), and (ii) issued an aggregate of 7,074,270 restricted shares of Company common stock to the Cultured Foods Member, valued at $250,000 based on the three day volume weighted average price of the Company’s common stock on the three trading days prior to closing (the “Cultured Foods Closing Shares,” and together with the

Cultured Foods Closing Payment, the “Cultured Foods Closing Consideration”). The Cultured Foods Closing Payment is subject to adjustment, upward or downward, based on post-closing adjustments to the net working capital of Cultured Foods within 120 days of closing, as reflected in the Final Working Capital Statement (as defined in the Cultured Foods Purchase Agreement). Additionally, within 90 days following the final determination of the Final Working Capital Statement (the “Cultured Foods Receivables Date”), the Company shall be entitled to recover from the Cultured Foods Member an amount equal to the unpaid balance, as of the Cultured Foods Receivables Date, of all accounts receivable which were included in as assets in the Final Working Capital Statement.

The Company shall release the Holdback Amount, less any amounts owed to the Company by the Cultured Foods Member pursuant to the Cultured Foods Purchase Agreement, including without limitation as a result of the post-closing adjustments discussed above, to the Cultured Foods Member one year from the Closing Date.

In addition to the Cultured Foods Closing Consideration, and as further consideration for the Cultured Foods Acquisition, the Company shall make an additional cash payment to the Cultured Foods Member in the form of an earn-out (the “Cultured Foods Earnout Amount”), which shall be based on Company revenues generated in fiscal 2024 and will be calculated as follows:

•
If Cultured Foods net revenue is at least $500,000, then the Cultured Foods Earnout Amount will be $110,000.
•
If Cultured Foods net revenue is at least $450,000 but less than $500,000, then the Cultured Foods Earnout Amount will be $75,000.
•
If Cultured Foods net revenue is at least $400,000 but less than $450,000, then the Cultured Foods Earnout Amount will be $50,000.
•
If Cultured Foods net revenue is at least $300,000 but less than $400,000, then the Cultured Foods Earnout Amount will be $20,000.
•
If Cultured Foods net revenue (as defined in the Purchase Agreement) is less than $300,000, then the Cultured Foods Earnout Amount will be $0.

The Cultured Foods Earnout Payment shall be paid within 10 business days after the final determination of Cultured Foods net revenue for fiscal 2024, as determined in accordance with the Cultured Foods Purchase Agreement.

Pursuant to the Cultured Foods Purchase Agreement, the Cultured Foods Member agreed that he will not, on any single trading day sell, transfer or otherwise dispose of any Company common stock, including the Cultured Foods Closing Shares, in an aggregate amount exceeding the greater of (i) 15% of the of the Company’s common stock sold in the aggregate based on the greater of the current or proceeding trading day, and (ii) $3,000 in gross value; provided, however, that in the event that the Company enters into a leak-out agreement with any third party on terms more favorable than the foregoing, the Cultured Foods Member shall be afforded the same more favorable terms offered to such third party.

Additionally, for a period of one year following the closing date, the Cultured Foods Member and Ms. McWhorter, including their affiliates, shall be prohibited from engaging in certain competitive and/or solicitation activities within the United States and the European Union, as more particularly set forth in the Cultured Foods Purchase Agreement.

Elevated Softgels Acquisition

On May 8, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Softgels Purchase Agreement”), by and among the Company, Elevated Softgels, LLC, a Delaware limited liability company (“Elevated Softgels”), Clayton J. Montgomery (a “Softgels Member”), Chris Fagan, Andrew Kester, and Timothy McGreer, pursuant to which the Company purchased all of the outstanding equity interests in Elevated Softgels, resulting in Elevated Softgels becoming a wholly owned subsidiary of the Company (the “Softgels Acquisition”). Elevated Softgels is a leading manufacturer of softgels. The Softgels Acquisition closed on May 13, 2024.

In consideration for the Softgels Acquisition, at closing, the Company (i) made a cash payment of $100,000 to the Softgels Member, less certain transaction expenses and certain other adjustments provided for in the Softgels Purchase Agreement (the “Softgels Closing Payment”), (ii) issued an aggregate of 15,854,185 restricted shares of Company common stock to the Member valued at $637,000, and (iii) issued an aggregate of 1,567,996 restricted shares of Company common stock to the selling broker of Elevated Softgels valued at $63,000. The Company common stock was valued based on the thirty-day volume weighted average price of the Company’s common stock on the thirty trading days prior to the date of the Softgels Purchase Agreement (the “Softgels Closing Shares,” and together with the Softgels Closing Payment, the “Softgels Closing Consideration”). The Softgels Closing Payment is subject to adjustment, upward or downward, based on post-closing adjustments to the net working capital of Elevated Softgels within 120 days of closing, as reflected in the Final Working Capital Statement (as defined in the Softgels Purchase Agreement). Additionally, within 90 days following the final determination of the Final Working Capital Statement (the “Softgels Receivables Date”), the Company shall be entitled to recover from the Softgels Member an amount equal to the unpaid balance, as of the Receivables Date, of all accounts receivable which were included in as assets in the Final Working Capital Statement.

In addition to the Softgels Closing Consideration, and as further consideration for the Softgels Acquisition, the Company shall make an additional payment in the form of an earn-out (the “Softgels Earnout Amount”), which shall be based on Company Net Revenue (as defined in the Softgels Purchase Agreement) generated during the 12-month period following the closing date and will be calculated as follows:

•
If the Company’s Net Revenue is at least $700,000, then the Softgels Earnout Amount will be $200,000.
•
If the Company’s Net Revenue is at least $650,000 but less than $700,000, then the Softgels Earnout Amount will be $125,000.
•
If the Company’s Net Revenue is at least $600,000 but less than $650,000, then the Softgels Earnout Amount will be $50,000.
•
If the Company’s Net Revenue is at least $550,000 but less than $600,000, then the Softgels Earnout Amount will be $25,000.
•
If the Company’s Net Revenue (as defined in the Purchase Agreement) is less than $550,000, then the Softgels Earnout Amount will be $0.

The Softgels Earnout Payment shall be paid within 10 business days after the final determination of the Company’s Net Revenue for the 12-month period following the closing date, as determined in accordance with the Softgels Purchase Agreement. 50% of the Softgels Earnout payment shall be paid in cash and 50% of the Softgels Earnout payment shall be in the form of restricted common stock of the Company, with the number of shares determined based upon the thirty-day volume weighted average price of the Company's common stock as of the 12-month anniversary of the closing date.

Pursuant to the Softgels Purchase Agreement, the recipients of the Company's common stock agreed that they will not, on any single trading day sell, transfer or otherwise dispose of any Company common stock, including the Softgels Closing Shares, in an aggregate amount exceeding the greater of (i) 15% of the of the Company’s common stock sold in the aggregate based on the greater of the current or proceeding trading day, and (ii) $3,000 in gross value; provided, however, that in the event that the Company enters into a leak-out agreement with any third party on terms more favorable than the foregoing, the Softgels Member shall be afforded the same more favorable terms offered to such third party.

Additionally, for a period of one year following the closing date, Mr. Montgomery and Mr. Fagan shall be prohibited from engaging in certain competitive and/or solicitation activities within the United States, as more particularly set forth in the Softgels Purchase Agreement.

First Insurance Funding Agreements

In November 2023, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.3 million, which incurs interest at an annual rate of 8.42%. We are required to make monthly payments of $29,781 from November 2023 through July 2024. The outstanding balance as of March 31, 2024 was $0.1 million.

In November 2022, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.2 million, which incurred interest at an annual rate of 6.32%. We were required to make monthly payments of $27,900 from November 2022 through July 2023. There was no outstanding balance as of March 31, 2024.

Accrued Payroll Taxes

The Company previously recorded accrued payroll taxes associated with the RSU release to Mona Jr. in 2019. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the year ended December 31, 2023. As a result of the expiration of the relevant statutes of limitations, the Company believes that neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the accrued payroll taxes of $6.2 million during the year ended December 31, 2023. For more information, please see Note 12, Related Parties, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On November 5, 2021, Mona Jr. filed a complaint against the Company for breach of contract and negligence in Nevada state court seeking to recover from the Company the amount of federal and state taxes, interest and penalties owed by Mona Jr. for taxes on income received by him upon the vesting and settlement of RSU's in 2019. The hearing on the merits began on April 8, 2024, and the Arbitrator heard five days of testimony. The hearing is scheduled to resume on May 21, 2024. Management believes that Mona Jr.'s claims lack merit. Nevertheless, an unfavorable outcome would have a material impact on the Company's financial condition and results of operations. For more information, please see Note 10. Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. The Company generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023 and the three months ended March 31, 2024 and had an accumulated deficit of $85.2 million. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company is positioning itself to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the three months ended March 31, 2024 and 2023 is provided below:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(518)	$975
Financing activities	(136)	(872)
Effect of exchange rate changes on cash	(1)	—
Net increase (decrease) in cash	(655)	103
Cash, beginning of period	1,317	611
Cash, end of period	$662	$714

Operating Activities

Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash items such as depreciation, amortization, bad debt expense, stock-based compensation, benefit of reversal of payroll tax liability and interest expense related to our promissory notes. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.

Cash used in operating activities was $0.5 million in the three months ended March 31, 2024, compared to cash provided by operating activities of $1.0 million in the three months ended March 31, 2023. The period over period decrease in our cash flow from operating activities by $1.5 million was mostly due to the receipt of the ERC funds in the prior year period and the fact that we did not receive similar funds in the 2024 period. Our net loss for the three months ended March 31, 2024, adjusted for non-cash items, resulted in a net loss of $0.4 million, compared to a net loss, adjusted for non-cash items, of $0.1 million in the prior year period, a decline of $0.3 million. Changes in working capital used was $0.1 million during the first three months of 2024, compared to cash generated of $1.1 million during the same period of 2023, a decrease of $1.2 million. Our changes in working capital decreased primarily due to the fact that we received the ERC funds of $1.1 million from the IRS during the first three months of 2023 and we did not receive similar funds in the 2024 period. Our net income (loss) declined by $6.3 million from a net income of $5.7 million in the first three months of 2023 to a net loss of $0.6 million in the first three months of 2023, mostly due to the benefit for the reversal of accrued payroll taxes. Non-cash adjustments decreased by $6.0 million, as we recognized a benefit for the reversal of accrued payroll tax of $6.2 million related to the RSU's previously issued to Mona Jr. during the three months ended March 31, 2023. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2024 compared to $0.9 million for the three months ended March 31, 2023. Our financing activities for the three months ended March 31, 2024 consisted of repayments of our insurance financing of $0.1 million and note payable of $0.1 million. Our financing activities for the three months ended March 31, 2023 consisted of repayments of the Streeterville note payable of $0.8 million and our insurance financing of $0.1 million.

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

Furthermore, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on March 29, 2024 (the "2023 Annual Report"), the world has been affected due to the COVID-19 pandemic, which continues to have a lingering impact on the economy and business, and thus, there remains uncertainty as to the ultimate effect of COVID-19 on our business in both the short and long-term.

Critical Accounting Estimates

We have disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report, filed with the SEC March 29, 2024, those accounting policies and estimates that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies and estimates that we consider to be significant since the filing of our 2023 Annual Report. The accounting principles used in preparing our unaudited condensed financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31 2024, we issued 1,549,410 additional shares of restricted common stock to a vendor in accordance with, and pursuant to the terms of, an agreement entered into by and between the Company and such vendor in March 2022. The shares were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933 and/or Section 506 of Regulation D promulgated thereunder.

Except as set forth above, the Company did not sell any other unregistered equity securities during the period covered by this report that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Membership Interest Purchase Agreement, dated May 8, 2024, by and among the Company, Elevated Softgels LLC, Clayton J. Montgomery, Chris Fagan, Andrew Kester, and Timothy McGreer					X
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.3	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS*	Inline XBRL Instance Document**					X
101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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

Dated May 14, 2024

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)

Dated May 14, 2024