Form 10-Q
period 2024-06-30
CV Sciences, Inc.
filed 2024-08-13
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the issuer had 180,650,650 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CV SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$477	$1,317
Accounts receivable, net	639	431
Inventory	5,206	5,655
Prepaid expenses and other	410	535
Total current assets	6,732	7,938

Property and equipment, net	666	379
Right of use assets	451	167
Intangibles, net	106	78
Goodwill	729	342
Other assets	202	296
Total assets	$8,886	$9,200

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,307	$2,309
Accrued expenses	3,461	3,422
Operating lease liability - current	234	130
Debt	29	254
Total current liabilities	6,031	6,115

Operating lease liability - net of current portion	233	58
Deferred tax liability	19	19
Other liabilities	95	105
Total liabilities	6,378	6,297

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of June 30, 2024 and December 31, 2023; and no shares outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of June 30, 2024 and December 31, 2023; 180,651 and 161,678 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	18	16
Additional paid-in capital	88,291	87,464
Accumulated deficit	(85,799)	(84,587)
Accumulated other comprehensive income (loss)	(2)	10
Total stockholders' equity	2,508	2,903

Total liabilities and stockholders' equity	$8,886	$9,200

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales, net	$3,954	$3,966	$7,956	$8,114
Cost of goods sold	2,094	2,248	4,243	4,614
Gross profit	1,860	1,718	3,713	3,500

Operating expenses:
Research and development	28	36	64	71
Selling, general and administrative	2,415	2,758	4,852	4,914
Benefit from reversal of accrued payroll taxes (Note 12)	—	—	—	(6,171)
Total operating expenses	2,443	2,794	4,916	(1,186)

Operating income (loss)	(583)	(1,076)	(1,203)	4,686

Other expense, net	1	209	3	265
Income (loss) before income taxes	(584)	(1,285)	(1,206)	4,421
Income tax expense	—	3	6	3
Net income (loss)	$(584)	$(1,288)	$(1,212)	$4,418

Weighted average common shares outstanding, basic and diluted	172,418	152,599	167,823	152,353

Net income (loss) per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$0.03

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(584)	$(1,288)	$(1,212)	$4,418
Other comprehensive loss:
Foreign currency translation adjustment	(7)	—	(12)	—
Total comprehensive income (loss)	$(591)	$(1,288)	$(1,224)	$4,418

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	—	$—	161,678	$16	$87,464	$(84,587)	$10	$2,903
Issuance of common stock for services	—	—	1,550	—	62	—	—	62
Stock-based compensation	—	—	—	—	30	—	—	30
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(628)	—	(628)
Balance at March 31, 2024	—	—	163,228	16	87,556	(85,215)	5	2,362
Issuance of common stock for acquisition	—	—	17,423	2	698	—	—	700
Stock-based compensation	—	—	—	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(584)	—	(584)
Balance at June 30, 2024	—	$—	180,651	$18	$88,291	$(85,799)	$(2)	$2,508

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	—	$—	152,104	$15	$86,897	$(87,689)	$—	$(777)
Stock-based compensation	—	—	—	—	118	—	—	118
Net income	—	—	—	—	—	5,706	—	5,706
Balance at March 31, 2023	—	—	152,104	15	87,015	(81,983)	—	5,047
Issuance of common stock for services	—	—	2,500	—	100	—	—	100
Stock-based compensation	—	—	—	—	35	—	—	35
Net loss	—	—	—	—	—	(1,288)	—	(1,288)
Balance at June 30, 2023	—	$—	154,604	$15	$87,150	$(83,271)	$—	$3,894

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(1,212)	$4,418
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	139	118
Stock-based compensation	67	153
Note discount and interest expense	—	112
Non-cash lease expense	78	53
Benefit from reversal of accrued payroll tax (Note 12)	—	(6,171)
Other	158	312
Change in operating assets and liabilities:
Accounts receivable	(200)	148
Inventory	513	727
Prepaid expenses and other	125	2,778
Accounts payable and accrued expenses	(243)	(262)
Net cash flows provided by (used in) operating activities	(575)	2,386

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(40)	—
Net cash flows used in investing activities	(40)	—

FINANCING ACTIVITIES
Repayment of note payable	(50)	(1,117)
Repayment of unsecured debt	(173)	(190)
Net cash flows used in financing activities	(223)	(1,307)
Effect of exchange rate changes on cash	(2)	—
Net increase (decrease) in cash	(840)	1,079
Cash, beginning of period	1,317	611
Cash, end of period	$477	$1,690

Supplemental cash flow disclosure:
Interest paid	$6	$4
Income taxes paid	$6	$—

Supplemental disclosures of non-cash transactions:
Services paid with common stock	$62	$100
Fair value of net assets acquired, excluding cash	$447	$—
Goodwill on acquisition	393	—
Common stock consideration	(700)	—
Contingent consideration	(100)	—
Cash paid for acquisition	$40	$—

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

On May 13, 2024, the Company acquired Elevated Softgels LLC, a Delaware limited liability company ("Elevated Softgels"). Elevated Softgels is a leading manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry.

Basis of Presentation - The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. On December 7, 2023, the Company acquired Cultured Foods and on May 13, 2024, the Company acquired Elevated Softgels, both of which are now wholly owned subsidiaries of the Company. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated negative cash flows from operations of $0.6 million for the six months ended June 30, 2024 and had an accumulated deficit of $85.8 million as of June 30, 2024. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

In July 2024, the Company received net proceeds of $0.9 million under a Secured Promissory Note with Streeterville Capital, LLC, a Utah limited liability company ("Streeterville") - refer to Note 13 for more information.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of June 30, 2024 and December 31, 2023, approximate their fair value due to the short-term nature of these items. The Company's insurance financing balance also approximates fair value as of June 30, 2024 and December 31, 2023 and the note payable balance as of December 31, 2023 also approximates fair value, as the interest rate on the note payable and insurance financing approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2024 and December 31, 2023.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2024 and December 31, 2023.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below in Note 3. Acquisitions, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2024 and December 31, 2023.

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

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,216	56.0%	$2,290	57.7%
E-Commerce sales (B2C)	1,738	44.0%	1,676	42.3%
Product sales, net	$3,954	100.0%	$3,966	100.0%

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$4,451	55.9%	$4,729	58.3%
E-Commerce sales (B2C)	3,505	44.1%	3,385	41.7%
Product sales, net	$7,956	100.0%	$8,114	100.0%

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.
BALANCE SHEET DETAILS

Inventory

Inventory as of June 30, 2024 and December 31, 2023 was comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$2,780	$2,892
Work in process	836	1,181
Finished goods	1,590	1,582
	$5,206	$5,655

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued expenses

Accrued expenses as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll taxes (Note 12)	$522	$522
Accrued payroll expenses	1,432	1,388
Other accrued liabilities	1,507	1,512
	$3,461	$3,422

3.
ACQUISITIONS

Cultured Foods

On December 7, 2023, the Company acquired all the issued and outstanding equity interests of Cultured Foods. Cultured Foods manufactures and distributes plant-based food products. Cultured Foods is based in Poland. This acquisition provided the Company with growth opportunities in both plant-based food products and distribution of CBD products into Europe.

The acquisition closed on December 7, 2023 and, accordingly, the consolidated statements of operations and comprehensive income (loss) included Cultured Foods' results of operations for the periods from December 7, 2023 through December 31, 2023, and for the three and six months ended June 30, 2024. As a result of the business combination, acquisition costs of $0.1 million was expensed as incurred during the year ended December 31, 2023.

The following table outlines the total consideration transferred (in thousands):

Cash	$192
Common shares	250
Earn-out	88
Total consideration transferred	$530

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$18
Accounts receivable and other receivables	11
Inventories	133
Intangible assets	78
Other current assets	17
Fixed assets	38
Goodwill	334
Total assets	629

Accounts payable and accrued liabilities	27
Current notes payable	50
Deferred tax liabilities	22
Total liabilities	99
Net assets acquired	$530

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

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Cultured Foods' selling equityholder additional consideration contingent on achievement of certain annual revenue results of Cultured Foods in 2024. The Company accrued the fair value of $88,000 for this earn-out provision and recorded this amount as additional goodwill and accrued expenses as of June 30, 2024. The valuation and purchase price allocation for the Cultured Foods acquisition remains preliminary and will be finalized no later than one year after the acquisition date. As of the date of this Quarterly Report, management is still in the process of evaluating the estimated fair value of the consideration transferred. In addition, management is still evaluating the allocation

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill. Management's analysis of these items has not yet been completed because of the inherent complexities of estimating fair values. Therefore, the business combination amounts presented were determined by management based on its consideration of all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.

Elevated Softgels

On May 13, 2024, the Company acquired all the issued and outstanding membership interests in Elevated Softgels. Elevated Softgels manufactures encapsulated softgels and tinctures for the supplement and nutrition industry. Elevated Softgels is based in Grand Junction, Colorado. This acquisition creates opportunity to further increase the Company's sales to current and new clients. In addition, the Company intends to in-source production of certain key products.

The acquisition closed on May 13, 2024 and, accordingly, the consolidated statements of operations and comprehensive income (loss) included Elevated Softgels' results of operations for the period from May 13, 2024 through June 30, 2024. As a result of the business combination, acquisition costs of $13,704 was expensed as incurred during the three months ended June 30, 2024.

The following table outlines the total consideration transferred (in thousands):

Cash	$71
Common shares	700
Earn-out	100
Total consideration transferred	$871

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$31
Inventories	66
Intangible assets	38
Other non-current assets	11
Right of use asset	362
Fixed assets	418
Goodwill	393
Total assets	1,319

Accounts payable and accrued liabilities	86
Operating lease liability	362
Total liabilities	448
Net assets acquired	$871

The fair value of acquired intangible assets were determined using a forecasted cash flow approach. Acquired intangible assets consists of customer relationships. The Company assigned a 5-year useful life to the acquired intangible assets. The Company determined that Elevated Softgels carrying costs approximates fair value for all other acquired assets and assumed liabilities.

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Elevated Softgels' selling equityholders additional consideration contingent on achievement of certain net revenue of Elevated Softgels for the 12-months period starting on May 13, 2024. The Company accrued the fair value of $100,000 for this earn-out provision and recorded this amount as additional goodwill and accrued expenses as of June 30, 2024. The valuation and purchase price allocation for the Elevated Softgels acquisition remains preliminary and will be finalized no later than one year after the acquisition date. As of the date of this Quarterly Report, management is still in the process of evaluating the estimated fair value of the consideration transferred. In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill. Management's analysis of these items has not yet been completed because of the inherent complexities of estimating fair values. Therefore, the business combination amounts presented were determined by management based on its consideration of all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2023:	$342
Acquisition of Elevated Softgels	393
Translation adjustment	(6)
Balance - June 30, 2024:	$729

As of December 31, 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. After performing a qualitative test, the Company concluded that it was more likely than not that the fair value of the Company exceeds its carrying value of goodwill. Accordingly, there was no indication of impairment and the qualitative impairment test was not performed. The Company did not record any goodwill impairment charges for the year ended December 31, 2023. No indicators of impairment were identified during the three and six months ended June 30, 2024. The Company's annual impairment testing date is December 31 of each year.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	June 30, 2024	December 31, 2023
Gross carrying amount	$116	$78
Accumulated amortization	(10)	(1)
Translation adjustment	—	1
Net carrying amount	$106	$78

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2023:	$52	$26	$78
Acquisition of Elevated Softgels	—	38	38
Amortization	(5)	(4)	(9)
Translation adjustments	—	(1)	(1)
Balance - June 30, 2024:	$47	$59	$106

Above stated amounts are provisional amounts and subject to adjustment in future periods. The Company did not incur costs to renew or extend the term of acquired intangible assets for the three and six months ended June 30, 2024. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year. No indicators of impairment were identified during the three and six months ended June 30, 2024.

5.
LEASES

In April 2022, the Company entered into a new lease agreement for its main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022. As of June 30, 2024, the Company had an operating lease obligation and operating lease asset of $0.1 million related to the facility.

In May 2024, the Company acquired Elevated Softgels and assumed its outstanding lease agreement (refer to Note 3). The facility of Elevated Softgels is approximately 7,200 square feet and located in Grand Junction, Colorado. The lease expires on March 31, 2025 and has options to renew the lease through March 31, 2027. Based on on the present value of the lease payments, the Company recognized

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

an operating lease asset and lease liability for operating leases of $0.4 million on May 13, 2024. As of June 30, 2024, the Company had an operating lease obligation and operating lease asset of $0.3 million related to the facility.

The Company's operating leases are included in "Right of use assets" on the Company's June 30, 2024 Condensed Consolidated Balance Sheet, and represents the Company's right to use the underlying assets for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's June 30, 2024 Condensed Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2024, the Company's total lease cost was $49,638 and $77,876, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were immaterial.

Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

June 30, 2024
Weighted-average remaining lease term (in months)	22.71
Weighted-average discount rate	9.23%

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

Year ending December 31,
2024 (remaining six months)	$139
2025	200
2026	147
2027	37
523
Less imputed interest	(56)
Total lease liabilities	$467
Current operating lease liabilities	$234
Non-current operating lease liabilities	233
Total lease liabilities	$467

6.
DEBT

Debt as of June 30, 2024 and December 31, 2023 was all current and was as follows (in thousands):

	June 30, 2024	December 31, 2023
Insurance financing	$29	$204
Cultured Foods note payable (Note 3)	—	50
Total debt	$29	$254

Insurance Financing

In October 2023, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed is $0.3 million, which incurs interest at a rate of 8.42% per annum. The Company is required to make monthly payments of $29,781 from November 2023 through July 2024.

In November 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.2 million, which incurred interest at a rate of 6.32% per annum. The Company was required to make monthly payments of $27,900 from November 2022 through July 2023. There was no outstanding balance as of June 30, 2024.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cultured Foods Notes Payable

The Company assumed the outstanding notes payable of Cultured Foods in connection with its acquisition of Cultured Foods in December 2023. The notes payable to the prior owner of Cultured Foods were due within the next 12 months from the date of acquisition. The notes carried an interest of 9% per annum. During the six months ended June 30, 2024, the Company repaid the entire outstanding amount of the notes payable including interest.

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

The Company entered into a new note with Streeterville subsequent to June 30, 2024 (refer to Note 13.).

7.
STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2022, the Company issued 5,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company. In accordance with the agreement, the Company issued 1,549,410 additional shares of common stock to the vendor during the six months ended June 30, 2024.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	June 30, 2024	December 31, 2023
March 30, 2022	Equity	$0.1000	June 6, 2025	10,000,000	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	750,000	750,000
				10,750,000	10,750,000

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

As of June 30, 2024, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	24,435	$0.32	4.4	$6
Granted	14,100	0.05	—	—
Exercised	—	—	—	—
Cancelled	(11,687)	0.42	—	—
Outstanding - June 30, 2024	26,848	0.14	8.9	230

Exercisable - June 30, 2024	7,680	0.36	7.0	64
Vested or expected to vest - June 30, 2024	26,848	$0.14	8.9	$230

The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. As of June 30, 2024, there were 6,750,000 unvested performance-based stock options previously granted to Michael Mona Jr.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Volatility	138.1%	136.0%	138.1%	132.0%
Risk-Free Interest Rate	4.3%	3.5%	4.3%	3.8%
Expected Term (in years)	5.75	5.04	5.75	5.77
Dividend Rate	—%	—%	—%	—%
Weighted Average Fair Value Per Share on Grant Date	$0.05	$0.04	$0.05	$0.04

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

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options	26,848	20,181	26,848	20,181
Performance stock options	6,750	11,000	6,750	11,000
Warrants	10,750	10,750	10,750	10,750
Total	44,348	41,931	44,348	41,931

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.
COMMITMENTS AND CONTINGENCIES

On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims were premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the parties previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Once the Sallustro Case was dismissed, the stay was lifted. Plaintiff’s counsel later informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer had standing to pursue this claim. However, the Court allowed plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, defendants filed a motion to dismiss the Ruth Complaint and the court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth complaint on January 11, 2021. The parties agreed to a settlement in principle in January 2022 whereby the Company agreed to make certain corporate governance reforms in exchange for dismissal of the lawsuit. Plaintiff filed a motion for preliminary approval of proposed settlement on June 1, 2022. The court granted preliminary approval of the proposed settlement on February 7, 2023. A hearing seeking final approval of the proposed settlement was held on May 15, 2023, and the court indicated it would likely approve the proposed settlement and reschedule the hearing with regard to plaintiff's motion for attorney's fees. On June 23, 2023, the Company received notice of a court order dated May 23, 2023 without any hearing, granting plaintiff's motion for attorney's fees and expenses of approximately $250,000, which the Company accrued as of June 30, 2024. On or about May 1, 2024, the Company and plaintiff executed a stipulation for the payment of the plaintiff's attorney's fees and expenses over the course of approximately eighteen months subject to a confession of judgment.

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

On November 5, 2021, Mona Jr. filed a complaint against the Company for breach of contract and negligence in Nevada state court seeking to recover from the Company the amount of federal and state taxes, interest and penalties owed by Mona Jr. for taxes on income received by him upon the vesting and settlement of RSU's in 2019 - refer also to Note 12. Related Parties, for further information. On December 22, 2021, after removing the case to United States District Court for the District of Nevada, the Company filed a motion to dismiss the complaint on the grounds that Mona Jr. should have pursued these claims in a prior arbitration between the parties. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court on its own motion ordered the case into arbitration. On December 6, 2022, Mona Jr. filed a demand for arbitration against the Company and its officers with the American Arbitration Association (the "AAA"). On January 31, 2023, the Company and management filed a case in the San Diego Superior Court for declaratory relief, seeking to enjoin the arbitration on the grounds that Mona Jr. is barred from proceeding with the arbitration under the doctrines of res judicata and judicial estoppel based on the results of the prior arbitration between the parties and the position that Mona Jr. took against the Company in the prior arbitration. On February 2, 2023, the AAA stayed the arbitration for 60 days. On February 14, 2023, the Company filed a motion for preliminary injunction to enjoin Mona Jr. from proceeding with the arbitration. The preliminary injunction motion was scheduled for hearing on October 20, 2023. On March 20, 2023, the Company sought a temporary restraining order to enjoin Mona Jr. from proceeding with the arbitration, which the court denied. After the denial of the temporary restraining order, the Company withdrew its motion for preliminary injunction. On April 5, 2023, the AAA informed the parties that the stay issued on February 2, 2023 had been lifted. On April 28, 2023, the AAA appointed an arbitrator for the matter. On June 6, 2023, the Company's officers filed a motion to dismiss the claims in the arbitration against them, arguing that they are not party to an agreement with Mona Jr. to arbitrate. On July 6, 2023, the Arbitrator issued an order scheduling the hearing on the merits for April 8 through April 12, 2024. On September 12, 2023, the Arbitrator granted in part and denied in part the motion to dismiss the Company's officers, requiring the case to proceed to a hearing on the merits. The hearing on the merits began on April 8, 2024, and the Arbitrator heard five days of testimony. The hearing resumed on May 21, 2024 and concluded on May 23, 2024. Post-hearing briefing is expected to conclude on or about November 6, 2024. A decision from the Arbitrator is expected to follow. Management believes that Mona Jr.'s

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

claims lack merit. Nevertheless, an unfavorable outcome would have a material impact on the Company's financial condition and results of operations. Management intends to vigorously defend the allegations.

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

11.
INCOME TAXES

For the three and six months ended June 30, 2024 and 2023, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

12.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company acknowledged that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of June 30, 2024. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of Mona Jr.'s Restricted Stock Unit Award Agreement, the Company recorded stock-based compensation expense related to (i) the accelerated vesting of the RSU's of $5.1 million and (ii) due to the Settlement Agreement's modification of certain stock options of $2.7 million during the year ended December 31, 2019. During the six months ended June 30, 2024, the Company cancelled 11,300,000 fully vested outstanding stock options of Mona Jr. with a weighted average exercise price of $0.42 per share, as these stock options remained unexercised and the deadline to exercise these stock options lapsed.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $6.2 million during the six months ended June 30, 2023. The remaining accrued amount of $0.5 million that the Company may still be liable for relates to employer and employee Medicare portion of FICA taxes for which the related statute of limitations has not yet expired.

13.
SUBSEQUENT EVENT

In July 2024, the Company entered into a Note Purchase Agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note in the original principal amount of $1,188,500 (the "Note"). The Note carries an original issuance discount of $283,500 and the Company agreed to pay $5,000 to Streeterville to cover legal fees, each of which were deducted from the proceeds of the Note received by the Company which resulted in a purchase price received by the Company of $900,000.

The Note is due and payable in twelve months from July 3, 2024 and the Company is required to make weekly repayments to Streeterville of $22,856. The Company can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repays the Note in full on or before December 31, 2024, the Company will receive a $75,000 discount from the outstanding balance. The Note is secured by all of the Company’s assets pursuant to a Security Agreement entered into with Streeterville on July 3, 2024. No interest will accrue on the Note unless and until an occurrence of an Event of Default, as defined in the Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In May 2024, we acquired all outstanding membership interests of Elevated Softgels, LLC, a Delaware limited liability company, for a total purchase price of up to $1.0 million. Elevated Softgels is a leading manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry, based in Colorado.

In August 2024, we engaged Maxim Group LLC ("Maxim") as a non-exclusive financial advisor and investment banker to provide strategic financial advisory and investment banking services. With the help of Maxim, the Company intends to continue to build an efficient and cost effective consumer products platform and continue to evaluate inbound and outbound merger, sale, acquisition or other opportunities for the Company.

We also have a drug development program focused on developing and commercializing CBD-based novel therapeutics, subject to available capital.

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Results of Operations

Revenues and gross profit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$3,954	$3,966	$(12)	(0)%	$7,956	$8,114	$(158)	(2)%
Cost of goods sold	2,094	2,248	(154)	(7)%	4,243	4,614	(371)	(8)%
Gross profit	$1,860	$1,718	$142	8%	$3,713	$3,500	$213	6%
Gross margin	47.0%	43.3%			46.7%	43.1%

Second Quarter 2024 vs. 2023

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,216	56.0%	$2,290	57.7%
E-commerce sales (B2C)	1,738	44.0%	1,676	42.3%
Product sales, net	$3,954	100.0%	$3,966	100.0%

We had net product sales of $4.0 million and gross profit of $1.9 million, representing a gross margin of 47.0%, in the second quarter of 2024, compared to net product sales of $4.0 million and gross profit of $1.7 million, representing a gross margin of 43.3%, in the second quarter of 2023. Our net product sales remained flat in the second quarter of 2024 when compared to the second quarter 2023. Our B2B sales declined slightly, offset by higher B2C sales. The total number of units sold during the second quarter 2024 decreased by 12.5% compared to the second quarter 2023, offset by higher average sales price per unit of 12.1%. The average sales price per unit increased due to product and channel mix. In addition, 47.7% of our net revenue for the second quarter 2024 was from new products launched since January 1, 2022. During this time, we launched 32 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the second quarter of 2024 compared to the second quarter of 2023 by $0.2 million, or 7%. The reduction is mostly due to the lower number of units sold in the second quarter of 2024. In addition, cost of goods sold in the second quarter of 2024 decreased as a percentage of revenue compared to the second quarter of 2023, mostly due to lower inventory losses and lower freight in the second quarter of 2024 compared to the prior year period. Our gross profit improved by $0.1 million, or 8%, to $1.9 million in the second quarter of 2024 and gross margin improved from 43.3% in the second quarter 2023 to 47.0% in the second quarter of 2024. The improvement in our gross margin is primarily due to our product and channel mix, lower inventory losses and lower freight.

First six months 2024 vs. 2023

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$4,451	55.9%	$4,729	58.3%
E-commerce sales (B2C)	3,505	44.1%	3,385	41.7%
Product sales, net	$7,956	100.0%	$8,114	100.0%

We had net product sales of $8.0 million and gross profit of $3.7 million, representing a gross margin of 46.7%, in the six months ended June 30, 2024, compared to net product sales of $8.1 million and gross profit of $3.5 million, representing a gross margin of 43.1%, in the six months ended June 30, 2023. Our net product sales decreased by $0.2 million, or 2%, in the first six months of 2024 when compared to first six months of 2023 results. The decline is primarily due to lower B2B sales in 2024, partially offset by higher B2C sales. The total number of units sold during the first six months of 2024 decreased by 13.6% compared to the first six months of 2023, partially offset by higher average sales price per unit of 12.0%. The average sales price per unit increased due to product and channel mix. Our B2C revenue increased by $0.1 million compared to the first six months of 2023, mostly due to additional revenue from our subscriptions customers. In addition, 46.6% of our net revenue for the first six months 2024 was from new products launched since January 1, 2022. During this time, we launched 32 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the first six months of 2024 compared to the first six months of 2023 by $0.4 million, or 8%. The reduction is mostly due to the lower number of units sold in the first six months of 2024. In addition, cost of goods sold in the first six months of 2024 decreased as a percentage of revenue compared to the first six months of 2023, mostly due to lower inventory losses and lower freight in the first six months of 2024 compared to the prior year period. Our gross profit improved by $0.2 million, or 6%, to $3.7 million in the first six months of 2024 and gross margin improved from 43.1% in the first six months of 2023 to 46.7% in the first six months of 2024. The improvement in our gross margin is primarily due to our product and channel mix, lower inventory losses and lower freight.

Research and development expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$28	$36	$(8)	(22)%	$64	$71	$(7)	(10)%
Percentage of product sales, net	0.7%	0.9%			0.8%	0.9%

Second Quarter 2024 vs. 2023

Research and development (“R&D”) expense remained relatively consistent and represents overall reduced R&D spend associated with new consumer products development expenses.

First Six Months 2024 vs. 2023

R&D expense remained relatively consistent and represents overall reduced R&D spend associated with new consumer products development expenses.

Selling, general and administrative expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)				(in thousands)
Sales expense	$793	$732	$61	8%	$1,606	$1,571	$35	2%
Marketing expense	374	830	(456)	(55)%	996	1,487	(491)	(33)%
General & administrative expense	1,248	1,196	52	4%	2,250	1,856	394	21%
Selling, general and administrative	$2,415	$2,758	$(343)	(12)%	$4,852	$4,914	$(62)	(1)%
Percentage of product sales, net	61.1%	69.5%			61.0%	60.6%

Second Quarter 2024 vs. 2023

Selling, general and administrative (“SG&A”) expense decreased to $2.4 million in the second quarter of 2024 compared to $2.8 million in the second quarter of 2023, which was primarily a result of the following:

•
Sales expense increased due to higher broker commissions and payroll expense.
•
Marketing expense decreased due to lower digital advertising spend, outside services, and payroll. Our reduced digital marketing expense declined due to lower advertising activity during the second quarter of 2024 and a favorable settlement of disputed invoices with an advertising agency of $0.1 million.
•
General and administrative ("G&A") expense for the second quarter of 2024 increased from the prior year period due to additional legal fees, partially offset by lower general administrative expenses. The second quarter 2024 included professional fees of $0.5 million associated with the legal dispute with the Company's founder. The prior year period included legal fees of $0.3 million associated with the settlement of the Lamont legal case. For more information on the Company's legal proceedings, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

First Six Months 2024 vs. 2023

SG&A expense remained flat at $4.9 million during the first six months of 2024 compared to the first six months of 2023, and included the following:

•
Sales expense slightly increased due to increases in payroll, partially offset by lower stock-based compensation.
•
Marketing expense decreased due to lower digital advertising spend, outside services, and payroll. Our digital marketing expense declined due to lower advertising activity during the first six months of 2024 and a favorable settlement of disputed invoices with an advertising agency of $0.1 million.
•
G&A expense increased by $0.3 million. The increase is mostly due to additional legal fees during the six months ended June 30, 2024. The current year period included professional fees of $0.7 million associated with the legal dispute with the Company's founder. The prior year period included legal fees of $0.3 million associated with the settlement of the Lamont legal case. For more information on the Company's legal proceedings, please see Note 10,Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder in 2019 of $6.7 million. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the six months ended June 30, 2023. As a result of the expiration of the relevant statutes of limitations, neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from the Company and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $6.2 million during the six months ended June 30, 2023. For more information, please see Note 12, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other expense, net

Other expense, net consists of interest expense and interest income. Other expense decreased by approximately $0.2 million in the three month period ended June 30, 2024 as compared to the three month period ended June 30, 2023, and decreased by approximately $0.3 million in the six month period ended June 30, 2024 as compared to the six month period ended June 30, 2023, in each case due to the repayment of our note payable to Streeterville.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2024 and 2023 is detailed below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income (loss)	$(584)	$(1,288)	$(1,212)	$4,418
Depreciation expense	71	59	130	118
Amortization expense	5	—	9	—
Interest expense	1	9	3	65
Income tax expense	—	3	6	3
EBITDA	(507)	(1,217)	(1,064)	4,604
Stock-based compensation (1)	37	35	67	153
Professional fees associated with legal dispute (2)	464	—	693	—
Benefit for reversal of accrued payroll tax (3)	—	—	—	(6,171)
Adjusted EBITDA	$(6)	$(1,182)	$(304)	$(1,414)

(1)
Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 8, Stock-Based Compensation, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)
Represents legal and other professional expenses incurred during 2024 associated with the legal dispute with founder. For more information on the Company's legal proceedings, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)
Represents benefit for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 12, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the six months ended June 30, 2024 and the year ended December 31, 2023, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, and (iii) funds received from the IRS related to employee retention credits during the year ended December 31, 2023. As of June 30, 2024, we had approximately $0.5 million of cash and working capital of approximately $0.7 million.

Excluding the funds for employee retention credits, we generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023. For the six months ended June 30, 2024, the Company generated negative cash flows from operations of $0.6 million, and we had an accumulated deficit of $85.8 million as of June 30, 2024.

We believe that a combination of factors have adversely impacted our business operations for the six months ended June 30, 2024 and the year ended December 31, 2023. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to make additional acquisitions to further diversify our product offerings.

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

August 2024 Streeterville Note

On July 3, 2024, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we issued and sold to Streeterville a Secured Promissory Note in the original principal amount of $1,188,500 (the “Note”). The Note carries an original issuance discount of $283,500 and we agreed to pay $5,000 to Streeterville to cover legal fees, each of which were deducted from the proceeds of the Note received by us, which resulted in a purchase price received by us of $900,000 (the “Purchase Price”).

The unpaid amount of the Note, any interest, fees, charges and late fees accrued shall be due and payable in twelve months from July 3, 2024 (the “Maturity Date”). We are required to make weekly repayments to Streeterville of $22,855.77. We can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event we repay the Note in full on or before December 31, 2024, we will receive a $75,000 discount from the outstanding balance. The Note is secured by all of our assets pursuant to a Security Agreement entered into with Streeterville on July 3, 2024. No interest will accrue on the Note unless and until an occurrence of an Event of Default (as discussed below).

The Note provides for customary events of default (each as defined in the Note, an “Event of Default”), including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified cure period, a cross-default to certain other indebtedness and material agreements of the Company, and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of an Event of Default that is deemed a “Major Trigger Event” as defined in the Note, Streeterville may increase the outstanding balance of the Note by 20%, and upon the occurrence of an Event of Default that is deemed a “Minor Trigger Event” as defined in the Note, Streeterville may increase the outstanding balance of the Note by 5%. Upon the occurrence of an Event of Default, Streeterville may declare all amounts owed under the Note immediately due and payable. In addition, upon the occurrence of an Event of Default, upon the election of Streeterville, interest shall begin accruing on the outstanding balance of the Note from the date of the Event of Default equal to the lesser of 22% per annum and the maximum rate allowable under law.

First Insurance Funding Agreements

In November 2023, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.3 million, which incurs interest at an annual rate of 8.42%. We are required to make monthly payments of $29,781 from November 2023 through July 2024. The outstanding balance as of June 30, 2024 was $29,781.

In November 2022, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.2 million, which incurred interest at an annual rate of 6.32%. We were required to make monthly payments of $27,900 from November 2022 through July 2023. There was no outstanding balance as of June 30, 2024.

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

On November 5, 2021, Mona Jr. filed a complaint against the Company for breach of contract and negligence in Nevada state court seeking to recover from the Company the amount of federal and state taxes, interest and penalties owed by Mona Jr. for taxes on income received by him upon the vesting and settlement of RSU's in 2019. The hearing on the merits began on April 8, 2024, and the Arbitrator heard five days of testimony. The hearing resumed on May 21, 2024 and concluded on May 23, 2024. Post-hearing briefing is expected to conclude on November 6, 2024. A decision from the Arbitrator is expected to follow. Management believes that Mona Jr.'s claims lack merit. Nevertheless, an unfavorable outcome would have a material impact on the Company's financial condition and results of operations. For more information, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. The Company generated negative cash flows from operations of $0.5 million and $0.6 million for the year ended December 31, 2023 and the six months ended June 30, 2024, respectively, and had an accumulated deficit of $85.8 million as of June 30, 2024. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the three and six months ended June 30, 2024 and 2023 is provided below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net cash flows provided by (used in):
Operating activities	$(57)	$1,411	$(575)	$2,386
Investing activities	(40)	—	$(40)	—
Financing activities	(87)	(435)	(223)	(1,307)
Effect of exchange rate changes on cash	(1)	—	(2)	—
Net increase (decrease) in cash	(185)	976	(840)	1,079
Cash, beginning of period	662	714	1,317	611
Cash, end of period	$477	$1,690	$477	$1,690

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

Cash used in operating activities was $0.6 million in the six months ended June 30, 2024, compared to cash provided by operating activities of $2.4 million in the six months ended June 30, 2023. The period over period decrease in our cash flow from operating activities by $3.0 million was mostly due to the receipt of the ERC funds in the prior year period and the fact that we did not receive similar funds in the 2024 period. Our net loss for the six months ended June 30, 2024, adjusted for non-cash items, resulted in a net loss of $0.7 million, compared to a net loss, adjusted for non-cash items, of $1.0 million in the prior year period, an improvement of $0.3 million. Changes in working capital generated $0.1 million during the first six months of 2024, compared to cash generated of $3.4 million during the same period of 2023, a decrease of $3.3 million. Our changes in working capital decreased primarily due to the fact that we received the ERC funds of $2.5 million from the IRS during the first six months of 2023 and we did not receive similar funds in the 2024 period. Our net income (loss) declined by $5.6 million from a net income of $4.4 million in the first six months of 2023 to a net loss of $1.2 million in the first six months of 2024, mostly due to the benefit for the reversal of accrued payroll taxes. Non-cash adjustments decreased by $5.9 million, as we recognized a benefit for the reversal of accrued payroll tax of $6.2 million related to the RSU's previously issued to Mona Jr. during the six months ended June 30, 2023. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation.

Investing Activities

Cash used in investing activities was $40,000 in the six months ended June 30, 2024 related to our acquisition of Elevated Softgels in May 2024. We did not use any cash in investing activities in the six month ended June 30, 2023.

Financing Activities

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2024 compared to $1.3 million for the six months ended June 30, 2023. Our financing activities for the six months ended June 30, 2024 consisted of repayments of our insurance financing and the notes payable that we assumed in connection with the Cultured Foods acquisition. Our financing activities for the six months ended June 30, 2023 consisted of repayments of the Streeterville note payable of $1.1 million and our insurance financing of $0.2 million.

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

Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations. If current levels of market disruption and volatility continue, the Company might experience reductions in business activity, increased funding costs and funding pressures, as applicable, a decrease in the market price of shares of our common stock, a decrease in asset values, additional write-downs and impairment charges and lower profitability. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the upcoming U.S. presidential election, could increase market volatility.

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

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, we began the process of establishing additional controls designed to provide reasonable assurance regarding the financial reporting of Elevated Softgels and the associated consolidation of Elevated Softgels into our consolidated financial statements. Other than the changes related to Elevated Softgels, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered equity securities during the period covered by this report that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016
2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017
2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter	10-K	000-54677	2.4	March 29, 2024
2.5	Membership Interest Purchase Agreement by and among CV Sciences, Inc., Elevated Softgels, LLC, Clayton J. Montgomery, Chris Fagan, Andrew Kester and Timothy McGreer, dated May 8, 2024					X
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.3	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1†	Executive Employment Agreement, dated June 20, 2024, by and between CV Sciences, Inc. and Joseph Dowling	8-K	000-54677	10.1	June 25, 2024

10.2†	Executive Employment Agreement, dated June 20, 2024, by and between CV Sciences, Inc. and Joerg Grasser	8-K	000-54677	10.2	June 25, 2024
10.3	Note Purchase Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.1	July 9, 2024
10.4	Secured Promissory Note issued to Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.2	July 9, 2024
10.5	Security Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.3	July 9, 2024
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS*	Inline XBRL Instance Document**					X
101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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

Dated August 13, 2024

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)

Dated August 13, 2024