Form 10-Q
period 2024-09-30
CV Sciences, Inc.
filed 2024-11-14
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the issuer had 184,263,663 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CV SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$979	$1,317
Accounts receivable, net	422	431
Inventory	5,020	5,655
Prepaid expenses and other	327	535
Total current assets	6,748	7,938

Property and equipment, net	490	379
Right of use assets	81	167
Intangibles, net	103	78
Goodwill	815	342
Other assets	154	296
Total assets	$8,391	$9,200

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,886	$2,309
Accrued expenses	3,422	3,422
Operating lease liability - current	92	130
Debt	743	254
Total current liabilities	6,143	6,115

Operating lease liability - net of current portion	—	58
Deferred tax liability	19	19
Other liabilities	38	105
Total liabilities	6,200	6,297

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of September 30, 2024 and December 31, 2023; and no shares outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of September 30, 2024 and December 31, 2023; 184,264 and 161,678 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	18	16
Additional paid-in capital	88,409	87,464
Accumulated deficit	(86,255)	(84,587)
Accumulated other comprehensive income	19	10
Total stockholders' equity	2,191	2,903

Total liabilities and stockholders' equity	$8,391	$9,200

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales, net	$3,865	$4,089	$11,821	$12,203
Cost of goods sold	2,087	2,246	6,330	6,860
Gross profit	1,778	1,843	5,491	5,343

Operating expenses:
Research and development	29	40	93	111
Selling, general and administrative	2,090	2,240	6,942	7,154
Benefit from reversal of accrued payroll taxes (Note 12)	—	—	—	(6,171)
Total operating expenses	2,119	2,280	7,035	1,094

Operating income (loss)	(341)	(437)	(1,544)	4,249

Other expense, net	115	10	118	275
Income (loss) before income taxes	(456)	(447)	(1,662)	3,974
Income tax expense	—	—	6	3
Net income (loss)	$(456)	$(447)	$(1,668)	$3,971

Weighted average common shares outstanding, basic and diluted	182,261	154,604	172,671	153,112

Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.03

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(456)	$(447)	$(1,668)	$3,971
Other comprehensive loss:
Foreign currency translation adjustment	21	—	9	—
Total comprehensive income (loss)	$(435)	$(447)	$(1,659)	$3,971

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	—	$—	161,678	$16	$87,464	$(84,587)	$10	$2,903
Issuance of common stock for services	—	—	1,550	—	62	—	—	62
Stock-based compensation	—	—	—	—	30	—	—	30
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(628)	—	(628)
Balance at March 31, 2024	—	—	163,228	16	87,556	(85,215)	5	2,362
Issuance of common stock for acquisition	—	—	17,423	2	698	—	—	700
Stock-based compensation	—	—	—	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(584)	—	(584)
Balance at June 30, 2024	—	—	180,651	18	88,291	(85,799)	(2)	2,508
Issuance of common stock for services	—	—	3,613	—	31	—	—	31
Stock-based compensation	—	—	—	—	87	—	—	87
Foreign currency translation adjustment	—	—	—	—	—	—	21	21
Net loss	—	—	—	—	—	(456)	—	(456)
Balance at September 30, 2024	—	$—	184,264	$18	$88,409	$(86,255)	$19	$2,191

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	—	$—	152,104	$15	$86,897	$(87,689)	$—	$(777)
Stock-based compensation	—	—	—	—	118	—	—	118
Net income	—	—	—	—	—	5,706	—	5,706
Balance at March 31, 2023	—	—	152,104	15	87,015	(81,983)	—	5,047
Issuance of common stock for services	—	—	2,500	—	100	—	—	100
Stock-based compensation	—	—	—	—	35	—	—	35
Net loss	—	—	—	—	—	(1,288)	—	(1,288)
Balance at June 30, 2023	—	—	154,604	15	87,150	(83,271)	—	3,894
Stock-based compensation	—	—	—	—	32	—	—	32
Net loss	—	—	—	—	—	(447)	—	(447)
Balance at September 30, 2023	—	$—	154,604	$15	$87,182	$(83,718)	$—	$3,479

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(1,668)	$3,971
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	220	176
Stock-based compensation	154	185
Amortization of debt discount	117	112
Amortization of right of use assets	86	80
Gain in fair value of contingent consideration liabilities	(188)	—
Benefit from reversal of accrued payroll tax (Note 12)	—	(6,171)
Other	236	368
Change in operating assets and liabilities:
Accounts receivable	19	103
Inventory	689	834
Prepaid expenses and other	208	2,778
Accounts payable and accrued expenses	(570)	(69)
Net cash flows provided by (used in) operating activities	(697)	2,367

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(6)	—
Net cash flows used in investing activities	(6)	—

FINANCING ACTIVITIES
Proceeds from note payable	900	—
Debt issuance costs related to note payable	(5)	—
Repayment of note payable	(325)	(1,117)
Repayment of unsecured debt	(203)	(218)
Net cash flows provided by (used in) financing activities	367	(1,335)
Effect of exchange rate changes on cash	(2)	—
Net increase (decrease) in cash	(338)	1,032
Cash, beginning of period	1,317	611
Cash, end of period	$979	$1,643

Supplemental cash flow disclosure:
Interest paid	$6	$4
Income taxes paid	$6	$—

Supplemental disclosures of non-cash transactions:
Services paid with common stock	$92	$100
Debt issuance cost for note payable	$(284)	$—
Working capital adjustment due from seller	$34	$—
Fair value of net assets acquired, excluding cash	$341	$—
Goodwill on acquisition	365	—
Common stock consideration	(700)	—
Contingent consideration	—	—
Cash paid for acquisition	$6	$—

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

On December 7, 2023, the Company acquired Cultured Foods Sp. z.o.o., a limited liability company organized under the laws of Poland ("Cultured Foods"). Cultured Foods is a European manufacturer and distributor of plant-based protein products. The Company's plant-based food products are sold under the Cultured Foods brand.

On May 13, 2024, the Company acquired Elevated Softgels LLC, a Delaware limited liability company ("Elevated Softgels"). Elevated Softgels is a manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry.

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

Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated negative cash flows from operations of $0.7 million for the nine months ended September 30, 2024 and had an accumulated deficit of $86.3 million as of September 30, 2024. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and to continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

In July 2024, the Company received net proceeds of $0.9 million under a Secured Promissory Note with Streeterville Capital, LLC, a Utah limited liability company ("Streeterville") - refer to Note 6 for more information.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of September 30, 2024 and December 31, 2023, approximate their fair value due to the short-term nature of these items. The Company's insurance financing balance also approximates fair value as of September 30, 2024 and December 31, 2023 and the note payable balance as of December 31, 2023 also approximates fair value, as the interest rate on the note payable and insurance financing approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2024 and December 31, 2023.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2024 and December 31, 2023.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below in Note 3. Acquisitions, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2024 and December 31, 2023.

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

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,209	57.2%	$2,415	59.1%
E-Commerce sales (B2C)	1,656	42.8%	1,674	40.9%
Product sales, net	$3,865	100.0%	$4,089	100.0%

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$6,660	56.3%	$7,144	58.5%
E-Commerce sales (B2C)	5,161	43.7%	5,059	41.5%
Product sales, net	$11,821	100.0%	$12,203	100.0%

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

In November of 2024, FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

2.
BALANCE SHEET DETAILS

Inventory

Inventory as of September 30, 2024 and December 31, 2023 was comprised of the following (in thousands):

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2024	December 31, 2023
Raw materials	$2,682	$2,892
Work in process	1,174	1,181
Finished goods	1,164	1,582
	$5,020	$5,655

Accrued expenses

Accrued expenses as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll taxes (Note 12)	$522	$522
Accrued payroll expenses	1,407	1,388
Other accrued liabilities	1,493	1,512
	$3,422	$3,422

3.
ACQUISITIONS

Cultured Foods

On December 7, 2023, the Company acquired all the issued and outstanding equity interests of Cultured Foods. Cultured Foods manufactures and distributes plant-based food products. Cultured Foods is based in Poland. This acquisition provided the Company with growth opportunities in both plant-based food products and distribution of CBD products into Europe.

The acquisition closed on December 7, 2023 and, accordingly, the consolidated statements of operations and comprehensive income (loss) included Cultured Foods' results of operations for the periods from December 7, 2023 through December 31, 2023, and for the three and nine months ended September 30, 2024. As a result of the business combination, acquisition costs of $0.1 million were expensed as incurred during the year ended December 31, 2023.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Cultured Foods' selling equityholder additional consideration contingent on achievement of certain annual revenue results of Cultured Foods in 2024. During the three months ended September 30, 2024, the Company adjusted its previously recorded accrual of $88,000 for the earn-out provision, as the revenues of Cultured Foods are expected to be insufficient to trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the three months ended September 30, 2024, the Company recorded the change in the fair value of the earn-out subsequent to the acquisition date of $88,000 in selling, general and administrative expense. The valuation and purchase price allocation for the Cultured Foods acquisition remains preliminary and will be finalized no later than one year after the acquisition date. As of the date of this Quarterly Report, management is still in the process of evaluating the estimated fair value of the consideration transferred. In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill. Management's analysis of these items has not yet been completed because of the inherent complexities of estimating fair values. Therefore, the business combination amounts presented were determined by management based on its consideration of all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.

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

The acquisition closed on May 13, 2024 and, accordingly, the consolidated statements of operations and comprehensive income (loss) included Elevated Softgels' results of operations for the period from May 13, 2024 through September 30, 2024. As a result of the business combination, acquisition costs of $13,704 were expensed as incurred during the nine months ended September 30, 2024.

The following table outlines the total consideration transferred (in thousands):

Cash	$37
Common shares	700
Earn-out	100
Total consideration transferred	$837

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$31
Inventories	49
Intangible assets	38
Other non-current assets	11
Fixed assets	316
Goodwill	465
Total assets	910

Accounts payable and accrued liabilities	73
Total liabilities	73
Net assets acquired	$837

The fair value of acquired intangible assets were determined using a forecasted cash flow approach. Acquired intangible assets consists of customer relationships. The Company assigned a 5-year useful life to the acquired intangible assets. The Company determined that Elevated Softgels carrying costs approximates fair value for all other acquired assets and assumed liabilities.

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Elevated Softgels' selling equityholders additional consideration contingent on achievement of certain net revenue of Elevated Softgels for the 12-months period starting on May 13, 2024. During the three months ended September 30, 2024, the Company adjusted its previously recorded accrual of $100,000 for the earn-out provision, as the revenues of Elevated Softgels are expected to be insufficient to trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the three months ended September 30, 2024,

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Company recorded the change in the fair value of the earn-out subsequent to the acquisition date of $100,000 in selling, general and administrative expense. In addition, during the three months ended September 30, 2024, the Company adjusted certain estimated fair values of acquired assets and assumed liabilities through goodwill. The valuation and purchase price allocation for the Elevated Softgels acquisition remains preliminary and will be finalized no later than one year after the acquisition date. As of the date of this Quarterly Report, management is still in the process of evaluating the estimated fair value of the consideration transferred. In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill. Management's analysis of these items has not yet been completed because of the inherent complexities of estimating fair values. Therefore, the business combination amounts presented were determined by management based on its consideration of all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.

4.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2023:	$342
Acquisition of Elevated Softgels	465
Translation adjustment	8
Balance - September 30, 2024:	$815

As of December 31, 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. After performing a qualitative test, the Company concluded that it was more likely than not that the fair value of the Company exceeds its carrying value of goodwill. Accordingly, there was no indication of impairment and the qualitative impairment test was not performed. The Company did not record any goodwill impairment charges for the year ended December 31, 2023. No indicators of impairment were identified during the three and nine months ended September 30, 2024. The Company's annual impairment testing date is December 31 of each year.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	September 30, 2024	December 31, 2023
Gross carrying amount	$116	$78
Accumulated amortization	(16)	(1)
Translation adjustment	3	1
Net carrying amount	$103	$78

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2023:	$52	$26	$78
Acquisition of Elevated Softgels	—	38	38
Amortization	(8)	(8)	(16)
Translation adjustments	1	2	3
Balance - September 30, 2024:	$45	$58	$103

The above stated amounts are provisional amounts and subject to adjustment in future periods. The Company did not incur costs to renew or extend the term of acquired intangible assets for the three and nine months ended September 30, 2024. The estimated

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amortization expense for the Company's intangible assets is not significant in any future individual fiscal year. No indicators of impairment were identified during the three and nine months ended September 30, 2024.

5.
LEASES

In April 2022, the Company entered into a new lease agreement for its main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022. As of September 30, 2024, the Company had an operating lease obligation and operating lease asset of $0.1 million related to the facility.

The Company's operating leases are included in "Right of use assets" on the Company's September 30, 2024 Condensed Consolidated Balance Sheet, and represents the Company's right to use the underlying assets for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's September 30, 2024 Condensed Consolidated Balance Sheet. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2024, the Company's total lease cost was $29,357 and $86,380, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were $35,657 and $59,429 during the three and nine months ended September 30, 2024.

Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

September 30, 2024
Remaining lease term (in months)	8
Discount rate	7.0%

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

Year ending December 31,
2024 (remaining three months)	$35
2025	59
94
Less imputed interest	(2)
Total lease liabilities	$92
Current operating lease liabilities	$92
Non-current operating lease liabilities	-
Total lease liabilities	$92

6.
DEBT

Debt as of September 30, 2024 and December 31, 2023 was all current and was as follows (in thousands):

	September 30, 2024	December 31, 2023
Note payable, net of discount and costs	$743	$—
Insurance financing	—	204
Cultured Foods note payable (Note 3)	—	50
Total debt	$743	$254

Note Payable

2024 Streeterville Note

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2024, the Company entered into a new note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note (the "2024 Streeterville Note") in the original principal amount of $1.2 million. The 2024 Streeterville Note carries an original issuance discount of $283,500. The Company incurred additional debt issuance costs of $5,000. As a result, the Company received aggregate net proceeds of approximately $0.9 million in connection with the sale and issuance of the 2024 Streeterville Note. The 2024 Streeterville Note matures on July 3, 2025 and the Company is required to make weekly repayments to Streeterville on the note in the amount of $22,856 until the 2024 Streeterville Note is paid in full. The Company can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repays the 2024 Streeterville Note in full on or before December 31, 2024, the Company will receive a $75,000 discount from the outstanding balance.

No interest will accrue on the 2024 Streeterville Note until an occurrence of an Event of Default, as defined in Section 4 of the 2024 Streeterville Note, if ever. The 2024 Streeterville Note provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, a cross-default to certain other indebtedness of the Company, the bankruptcy or insolvency of the Company or any significant subsidiary, monetary judgment defaults of a specified amount and other defaults resulting in liability of a specified amount. In the event of an occurrence of an Event of Default by the Company, Streeterville may declare all amounts owed under the 2024 Streeterville Note immediately due and payable. Also, a late fee and interest penalty of equal to either 22% per annum or the maximum rate allowable under law, whichever is lesser, may apply to any outstanding amount not paid when due or that remains outstanding while an Event of Default exists. The 2024 Streeterville Note is secured by all of the Company’s assets as set forth in the Security Agreement dated July 3, 2024. The Company made principal payments to Streeterville of $0.3 million during the three and nine months ended September 30, 2024.

2022 Streeterville Note

In August 2022, the Company entered into a note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note (the "2022 Streeterville Note") in the original principal amount of $2.0 million. The 2022 Streeterville Note carried an original issuance discount of $400,000. The Company incurred additional debt issuance costs of $23,000. As a result, the Company received aggregate net proceeds of approximately $1.6 million in connection with the sale and issuance of the 2022 Streeterville Note. The 2022 Streeterville Note was scheduled to mature on May 19, 2023 and the Company was required to make weekly repayments to Streeterville on the note in the following amounts: (a) $40,000 for the first 8 weeks after issuance; and (b) $56,000 thereafter until the 2022 Streeterville Note was paid in full.

No interest was to accrue on the 2022 Streeterville Note until an occurrence of an Event of Default, as defined in Section 4 of the Streeterville Note, if ever. The 2022 Streeterville Note provided for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, a cross-default to certain other indebtedness of the Company, the bankruptcy or insolvency of the Company or any significant subsidiary, monetary judgment defaults of a specified amount and other defaults resulting in liability of a specified amount. In the event of an occurrence of an Event of Default by the Company, Streeterville could have declared all amounts owed under the 2022 Streeterville Note immediately due and payable. Also, a late fee and interest penalty of equal to either 22% per annum or the maximum rate allowable under law, whichever is lesser, could have been applied to any outstanding amount not paid when due or that remains outstanding while an Event of Default exists.

The unpaid amount of the 2022 Streeterville Note, any interest, fees, charges and late fees accrued was due and payable in full within three trading days of receipt by the Company of any employee retention credit funds owed to the Company under the CARES Act, provided, further, that if at least $1.0 million in CARES Act proceeds were not remitted to Streeterville within ninety days of August 19, 2022, the outstanding balance under the 2022 Streeterville Note was to be increased by 5%. The Company did not receive the CARES Act proceeds within 90 days of August 19, 2022; as a result, the outstanding balance of the Streeterville Note was increased by 5%. The 2022 Streeterville Note was secured by all of the Company’s assets as set forth in the Security Agreement dated August 19, 2022.

The Company made principal payments to Streeterville of $0.4 million and $1.1 million during the three and nine months ended September 30, 2023. As a result, the 2022 Streeterville Note has been fully repaid and satisfied as of December 31, 2023, and the Company's obligations thereunder, were cancelled and terminated.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Insurance Financing

In October 2024, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million, which incurs interest at a rate of 8.42% per annum. The Company is required to make monthly payments of $20,396 from November 2024 through July 2025.

In October 2023, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.3 million, which incurred interest at a rate of 8.42% per annum. The Company was required to make monthly payments of $29,781 from November 2023 through July 2024. There was no outstanding balance as of September 30, 2024.

Cultured Foods Notes Payable

The Company assumed the outstanding notes payable of Cultured Foods in connection with its acquisition of Cultured Foods in December 2023. The notes payable to the prior owner of Cultured Foods were due within the next 12 months from the date of acquisition. The notes carried an interest of 9% per annum. During the nine months ended September 30, 2024, the Company repaid the entire outstanding amount of the notes payable including interest.

7.
STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2022, the Company issued 5,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company. In accordance with the agreement, the Company issued 1,549,410 additional shares of common stock to the vendor during the nine months ended September 30, 2024.

During the three months ended September 30, 2024, the Company issued 3,613,013 shares of common stock to another vendor as compensation for strategic advisory services provided to the Company. In accordance with the agreement, the issued shares vest over a six month period from the date of the agreement.

Warrants

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	September 30, 2024	December 31, 2023
March 30, 2022	Equity	$0.1000	June 6, 2025	10,000,000	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	750,000	750,000
				10,750,000	10,750,000

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2024, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	24,435	$0.32	4.4	$6
Granted	14,100	0.05	—	—
Exercised	—	—	—	—
Cancelled	(11,687)	0.42	—	—
Outstanding - September 30, 2024	26,848	0.14	8.6	56

Exercisable - September 30, 2024	9,642	0.30	7.2	33
Vested or expected to vest - September 30, 2024	26,848	$0.14	8.6	$56

The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. As of September 30, 2024, there were 6,750,000 unvested performance-based stock options previously granted to Michael Mona Jr. ("Mona Jr.") outside of the 2013 Plan and 2023 Plan which are not included in the above table. These stock options vest upon the satisfaction of future performance conditions (refer to Note 12).

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Nine months ended September 30,
	2024	2023
Volatility	138.1%	132.0%
Risk-Free Interest Rate	4.3%	3.8%
Expected Term (in years)	5.75	5.77
Dividend Rate	—%	—%
Weighted Average Fair Value Per Share on Grant Date	$0.05	$0.04

The Company did not grant stock options during the three months ended September 30, 2024 and 2023.

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

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options	26,848	19,935	26,848	19,935
Performance stock options	6,750	11,000	6,750	11,000
Warrants	10,750	10,750	10,750	10,750
Total	44,348	41,685	44,348	41,685

10.
COMMITMENTS AND CONTINGENCIES

On March 17, 2015, Michael Ruth filed a shareholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims were premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the parties previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Once the Sallustro Case was dismissed, the stay was lifted. Plaintiff’s counsel later informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer had standing to pursue this claim. However, the Court allowed plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, defendants filed a motion to dismiss the Ruth Complaint and the court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth complaint on January 11, 2021. The parties agreed to a settlement in principle in January 2022 whereby the Company agreed to make certain corporate governance reforms in exchange for dismissal of the lawsuit. Plaintiff filed a motion for preliminary approval of proposed settlement on June 1, 2022. The court granted preliminary approval of the proposed settlement on February 7, 2023. A hearing seeking final approval of the proposed settlement was held on May 15, 2023, and the court indicated it would likely approve the proposed settlement and reschedule the hearing with regard to plaintiff's motion for attorney's fees. On June 23, 2023, the Company received notice of a court order dated May 23, 2023 without any hearing, granting plaintiff's motion for attorney's fees and expenses of approximately $250,000. On or about May 1, 2024, the Company and plaintiff executed a stipulation for the payment of the plaintiff's attorney's fees and expenses over the course of approximately eighteen months subject to a confession of judgment.

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

On November 5, 2021, Mona Jr. filed a complaint against the Company for breach of contract and negligence in Nevada state court seeking to recover from the Company the amount of federal and state taxes, interest and penalties owed by Mona Jr. for taxes on income received by him upon the vesting and settlement of RSU's in 2019 - refer also to Note 12. Related Parties, for further information. On December 22, 2021, after removing the case to United States District Court for the District of Nevada, the Company filed a motion to dismiss the complaint on the grounds that Mona Jr. should have pursued these claims in a prior arbitration between the parties. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court on its own motion ordered the case into arbitration. On December 6, 2022, Mona Jr. filed a demand for arbitration against the Company and its officers with the American Arbitration Association (the "AAA"). On January 31, 2023, the Company and management filed a case in the San Diego Superior Court for declaratory relief, seeking to enjoin the arbitration on the grounds that Mona Jr. is barred from proceeding with the arbitration under the doctrines of res judicata and judicial estoppel based on the results of the prior arbitration between the parties and the position that Mona Jr. took against the Company in the prior arbitration. On February 2, 2023, the AAA stayed the arbitration for 60 days. On February 14, 2023, the Company filed a motion for preliminary injunction to enjoin Mona Jr. from proceeding with the arbitration. The preliminary injunction motion was scheduled for hearing on October 20, 2023. On March 20, 2023, the Company sought a temporary restraining order to enjoin Mona Jr. from proceeding with the arbitration, which the court denied. After the denial of the temporary restraining order, the Company withdrew its motion for preliminary injunction. On April 5, 2023, the AAA informed the parties that the stay issued on February 2, 2023 had been lifted. On April 28, 2023, the AAA appointed an arbitrator for the matter. On

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 6, 2023, the Company's officers filed a motion to dismiss the claims in the arbitration against them, arguing that they are not party to an agreement with Mona Jr. to arbitrate. On July 6, 2023, the Arbitrator issued an order scheduling the hearing on the merits for April 8 through April 12, 2024. On September 12, 2023, the Arbitrator granted in part and denied in part the motion to dismiss the Company's officers, requiring the case to proceed to a hearing on the merits. The hearing on the merits began on April 8, 2024, and the Arbitrator heard five days of testimony. The hearing resumed on May 21, 2024 and concluded on May 23, 2024. Post-hearing briefing have been submitted to the Arbitrator. A decision from the Arbitrator is expected to follow. Management believes that Mona Jr.'s claims lack merit. Nevertheless, an unfavorable outcome would have a material impact on the Company's financial condition and results of operations. Management intends to vigorously defend the allegations.

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

11.
INCOME TAXES

For the three and nine months ended September 30, 2024 and 2023, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

12.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona Jr., and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company acknowledged that Mona Jr.’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona Jr.’s Employment Agreement) and agreed to extend the deadline for Mona Jr.’s exercise of his stock options for a period of five years. In exchange, Mona Jr. agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of September 30, 2024. The Company and Mona Jr. also agreed to mutually release all claims arising out of and related to Mona Jr.’s resignation and separation from the Company. As a result of Mona Jr.'s Restricted Stock Unit Award Agreement, the Company recorded stock-based compensation expense related to (i) the accelerated vesting of the RSU's of $5.1 million and (ii) due to the Settlement Agreement's modification of certain stock options of $2.7 million during the year ended December 31, 2019. During the nine months ended September 30, 2024, the Company cancelled 11,300,000 fully vested outstanding stock options of Mona Jr. with a weighted average exercise price of $0.42 per share, as these stock options remained unexercised and the deadline to exercise these stock options lapsed.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and the Company had received the required taxing authority documentation from Mona Jr. If the tax amount was not paid by Mona Jr., the Company could have been liable for such tax due.

The Company believes that the statute of limitations for federal payroll tax withholding expired on April 15, 2023. In addition, the statute of limitations for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, the Company believes that neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $6.2 million during the nine months ended June 30, 2023. The remaining accrued amount of $0.5 million that the Company may still be liable for relates to employer and employee Medicare portion of FICA taxes for which the related statute of limitations has not yet expired.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Results of Operations

Revenues and gross profit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$3,865	$4,089	$(224)	(5)%	$11,821	$12,203	$(382)	(3)%
Cost of goods sold	2,087	2,246	(159)	(7)%	6,330	6,860	(530)	(8)%
Gross profit	$1,778	$1,843	$(65)	(4)%	$5,491	$5,343	$148	3%
Gross margin	46.0%	45.1%			46.5%	43.8%

Third Quarter 2024 vs. 2023

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,209	57.2%	$2,415	59.1%
E-commerce sales (B2C)	1,656	42.8%	1,674	40.9%
Product sales, net	$3,865	100.0%	$4,089	100.0%

We had net product sales of $3.9 million and gross profit of $1.8 million, representing a gross margin of 46.0%, in the third quarter of 2024, compared to net product sales of $4.1 million and gross profit of $1.8 million, representing a gross margin of 45.1%, in the third quarter of 2023. Our net product sales decreased in the third quarter of 2024 when compared to the third quarter 2023 mostly due to lower B2B sales. The total number of units sold during the third quarter 2024 decreased by 7.9% compared to the third quarter 2023 and our average sales price per unit decreased slightly by 0.5%. In addition, 52.6% of our net revenue for the third quarter 2024 was from new products launched since January 1, 2022. During this time, we launched 39 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the third quarter of 2024 compared to the third quarter of 2023 by $0.2 million, or 7%. The reduction is mostly due to the lower number of units sold in the third quarter of 2024. In addition, cost of goods sold in the third quarter of 2024 decreased as a percentage of revenue compared to the third quarter of 2023, mostly due to lower freight, cost savings and product mix in the third quarter of 2024 compared to the prior year period. Our gross profit remained flat at $1.8 million in the third quarter of 2024 and gross margin improved from 45.1% in the third quarter 2023 to 46.0% in the third quarter of 2024. The improvement in our gross margin is primarily due to our product and channel mix, lower freight, and cost savings.

First nine months 2024 vs. 2023

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$6,660	56.3%	$7,144	58.5%
E-commerce sales (B2C)	5,161	43.7%	5,059	41.5%
Product sales, net	$11,821	100.0%	$12,203	100.0%

We had net product sales of $11.8 million and gross profit of $5.5 million, representing a gross margin of 46.5%, in the nine months ended September 30, 2024, compared to net product sales of $12.2 million and gross profit of $5.3 million, representing a gross margin of 43.8%, in the nine months ended September 30, 2023. Our net product sales decreased by $0.4 million, or 3%, in the first nine months of 2024 when compared to first nine months of 2023 results. The decline is primarily due to lower B2B sales in 2024, partially offset by higher B2C sales. The total number of units sold during the first nine months of 2024 decreased by 11.8% compared to the first nine months of 2023, partially offset by higher average sales price per unit of 7.7%. The average sales price per unit increased due to product and channel mix. Our B2C revenue increased by $0.1 million compared to the first nine months of 2023, mostly due to additional revenue from our subscriptions customers. In addition, 48.5% of our net revenue for the first nine months 2024 was from new products launched since January 1, 2022. During this time, we launched 39 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the first nine months of 2024 compared to the first nine months of 2023 by $0.5 million, or 8%. The reduction is mostly due to the lower number of units sold in the first nine months of 2024. In addition, cost of goods sold in the first nine months of 2024 decreased as a percentage of revenue compared to the first nine months of 2023, mostly due to lower inventory losses, lower freight and cost savings in the first nine months of 2024 compared to the prior year period. Our gross profit improved by $0.2 million, or 3%, to $5.5 million in the first nine months of 2024 and gross margin improved from 43.8% in the first nine months of 2023 to 46.5% in the first nine months of 2024. The improvement in our gross margin is primarily due to our product and channel mix, lower inventory losses, lower freight and cost savings.

Research and development expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$29	$40	$(11)	(28)%	$93	$111	$(18)	(16)%
Percentage of product sales, net	0.8%	1.0%			0.8%	0.9%

Third Quarter 2024 vs. 2023

Research and development (“R&D”) expense remained relatively consistent and represents overall reduced R&D spend associated with new consumer products development expenses.

First Nine Months 2024 vs. 2023

R&D expense remained relatively consistent and represents overall reduced R&D spend associated with new consumer products development expenses.

Selling, general and administrative expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)				(in thousands)
Sales expense	$820	$727	$93	13%	$2,426	$2,298	$128	6%
Marketing expense	530	793	(263)	(33)%	1,526	2,280	(754)	(33)%
General & administrative expense	740	720	20	3%	2,990	2,576	414	16%
Selling, general and administrative	$2,090	$2,240	$(150)	(7)%	$6,942	$7,154	$(212)	(3)%
Percentage of product sales, net	54.1%	54.8%			58.7%	58.6%

Third Quarter 2024 vs. 2023

Selling, general and administrative (“SG&A”) expense decreased to $2.1 million in the third quarter of 2024 compared to $2.2 million in the third quarter of 2023, which was primarily a result of the following:

•
Sales expense increased mostly due to higher payroll expense.
•
Marketing expense decreased due to lower digital advertising spend, outside services, and payroll. Our reduced digital marketing expense declined due to lower advertising activity during the third quarter of 2024.
•
General and administrative ("G&A") expense for the third quarter of 2024 increased from the prior year period due to additional legal fee and higher general administrative expenses. Our third quarter 2024 included professional fees of $0.1 million associated with the legal dispute with the Company's founder. For more information on the Company's legal proceedings, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, G&A expense in the third quarter 2024 were impacted by favorable fair value adjustments to the earn-out for our Cultured Foods and Elevated Softgels acquisitions of $0.2 million.

First Nine Months 2024 vs. 2023

SG&A expense decreased from $7.2 million for the first nine months of 2023 to $6.9 million for the first nine months of 2024, and included the following:

•
Sales expense slightly increased due to increases in payroll, partially offset by lower stock-based compensation.
•
Marketing expense decreased due to lower digital advertising spend, outside services, and payroll. Our digital marketing expense declined due to lower advertising activity during the first nine months of 2024 and a favorable settlement of disputed invoices with an advertising agency of $0.1 million.
•
G&A expense increased by $0.4 million. The increase is mostly due to additional legal fees during the nine months ended September 30, 2024. The current year period included professional fees of $0.8 million associated with the legal dispute with the Company's founder. The prior year period included legal fees of $0.3 million associated with the settlement of the Lamont legal case. For more information on the Company's legal proceedings, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, G&A expense in the nine months ended September 30, 2024 were impacted by favorable fair value adjustments to the earn-out for our Cultured Foods and Elevated Softgels acquisitions of $0.2 million.

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

Other expense, net

Other expense, net consists of interest expense and interest income. Other expense increased by approximately $0.1 million in the three month period ended September 30, 2024 as compared to the three month period ended September 30, 2023 due to the interest expense associated with the new Streeterville note payable. Other expense, net decreased by approximately $0.1 million in the nine month period ended September 30, 2024 as compared to the nine month period ended September 30, 2023. Other expense, net included fair value increases for our financial instruments of $0.2 million in the first nine months of 2023 and interest expense for the new Streeterville note payable of $0.1 million in the first nine months of 2024.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2024 and 2023 is detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income (loss)	$(456)	$(447)	$(1,668)	$3,971
Depreciation expense	93	58	223	176
Amortization expense	6	—	15	—
Interest expense (income)	115	(4)	118	61
Income tax expense	—	—	6	3
EBITDA	(242)	(393)	(1,306)	4,211
Stock-based compensation (1)	87	32	154	185
Professional fees associated with legal dispute (2)	80	—	773	—
Benefit for reversal of accrued payroll tax (3)	—	—	—	(6,171)
Adjusted EBITDA	$(75)	$(361)	$(379)	$(1,775)

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

Liquidity and Capital Resources

During the nine months ended September 30, 2024 and the year ended December 31, 2023, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, (iii) proceeds from note payable financings, and (iv) funds received from the IRS related to employee retention credits during the year ended December 31, 2023. As of September 30, 2024, we had approximately $1.0 million of cash and working capital of approximately $0.6 million.

Excluding the funds for employee retention credits, we generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023. For the nine months ended September 30, 2024, the Company generated negative cash flows from operations of $0.7 million, and we had an accumulated deficit of $86.3 million as of September 30, 2024.

We believe that a combination of factors have adversely impacted our business operations for the nine months ended September 30, 2024 and the year ended December 31, 2023. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to make additional acquisitions to further diversify our product offerings.

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

The Cultured Foods Earnout Payment shall be paid within 10 business days after the final determination of Cultured Foods net revenue for fiscal 2024, as determined in accordance with the Cultured Foods Purchase Agreement. Net revenues of Cultured Foods are expected to be insufficient to trigger any earn-out payments.

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

In consideration for the Softgels Acquisition, at closing, the Company (i) made a cash payment of $100,000 to the Softgels Member, less certain transaction expenses and certain other adjustments provided for in the Softgels Purchase Agreement (the “Softgels Closing Payment”), (ii) issued an aggregate of 15,854,185 restricted shares of Company common stock to the Member valued at $637,000, and (iii) issued an aggregate of 1,567,996 restricted shares of Company common stock to the selling broker of Elevated Softgels valued at $63,000. The Company common stock was valued based on the thirty-day volume weighted average price of the Company’s common stock on the thirty trading days prior to the date of the Softgels Purchase Agreement (the “Softgels Closing Shares,” and together with the Softgels Closing Payment, the “Softgels Closing Consideration”). The Softgels Closing Payment is subject to adjustment, upward or downward, based on post-closing adjustments to the net working capital of Elevated Softgels within 120 days of closing, as reflected in the Final Working Capital Statement (as defined in the Softgels Purchase Agreement). Additionally, within 90 days following the final determination of the Final Working Capital Statement (the “Softgels Receivables Date”), the Company shall be entitled to recover from the Softgels Member an amount equal to the unpaid balance, as of the Softgels Receivables Date, of all accounts receivable which were included in as assets in the Final Working Capital Statement.

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
•
If the Company’s Net Revenue (as defined in the Purchase Agreement) is less than $550,000, then the Softgels Earnout Amount will be $0.

The Softgels Earnout Payment shall be paid within 10 business days after the final determination of the Company’s Net Revenue for the 12-month period following the closing date, as determined in accordance with the Softgels Purchase Agreement. 50% of the Softgels Earnout payment shall be paid in cash and 50% of the Softgels Earnout payment shall be in the form of restricted common stock of the Company, with the number of shares determined based upon the thirty-day volume weighted average price of the Company's common stock as of the 12-month anniversary of the closing date. Net revenues of Elevated Softgels are expected to be insufficient to trigger any earn-out payments.

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

July 2024 Streeterville Note

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

First Insurance Funding Agreements

In October 2024, we entered into a new finance agreement with First Insurance Funding in order to fund a portion of our insurance policies for the upcoming policy year. The amount financed is $0.2 million, which incurs interest at an annual rate of 8.42%. We are required to make monthly payments of $20,396 from November 2024 through July 2025.

In November 2023, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.3 million, which incurred interest at an annual rate of 8.42%. We were required to make monthly payments of $29,781 from November 2023 through July 2024. There was no outstanding balance as of September 30, 2024.

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

On November 5, 2021, Mona Jr. filed a complaint against the Company for breach of contract and negligence in Nevada state court seeking to recover from the Company the amount of federal and state taxes, interest and penalties owed by Mona Jr. for taxes on income received by him upon the vesting and settlement of RSU's in 2019. The hearing on the merits began on April 8, 2024, and the Arbitrator heard five days of testimony. The hearing resumed on May 21, 2024 and concluded on May 23, 2024. Post-hearing briefing has been submitted to the Arbitrator. A decision from the Arbitrator is expected to follow. Management believes that Mona Jr.'s claims lack merit. Nevertheless, an unfavorable outcome would have a material impact on the Company's financial condition and results of operations. For more information, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. Excluding the funds for employee retention credits, we generated negative cash flows from operations of $0.5 million and $0.7 million for the year ended December 31, 2023 and the nine months ended September 30, 2024, respectively, and had an accumulated deficit of $86.3 million as of September 30, 2024. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the three and nine months ended September 30, 2024 and 2023 is provided below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net cash flows provided by (used in):
Operating activities	$(127)	$(19)	$(697)	$2,367
Investing activities	34	—	$(6)	—
Financing activities	595	(28)	367	(1,335)
Effect of exchange rate changes on cash	—	—	(2)	—
Net increase (decrease) in cash	502	(47)	(338)	1,032
Cash, beginning of period	477	1,690	1,317	611
Cash, end of period	$979	$1,643	$979	$1,643

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

Cash used in operating activities was $0.7 million in the nine months ended September 30, 2024, compared to cash provided by operating activities of $2.4 million in the nine months ended September 30, 2023. The period over period decrease in our cash flow from operating activities by $3.1 million was mostly due to the receipt of the ERC funds in the prior year period and the fact that we did not receive similar funds in the 2024 period. Our net loss for the nine months ended September 30, 2024, adjusted for non-cash items, resulted in a net loss of $1.0 million, compared to a net loss, adjusted for non-cash items, of $1.3 million in the prior year period, an improvement of $0.3 million. Changes in working capital generated $0.3 million during the first nine months of 2024, compared to cash generated of $3.6 million during the same period of 2023, a decrease of $3.3 million. Our changes in working capital decreased primarily due to the fact that we received the ERC funds of $2.5 million from the IRS during the first nine months of 2023 and we did not receive similar funds in the 2024 period. Our net income (loss) declined by $5.8 million from a net income of $4.0 million in the first nine months of 2023 to a net loss of $1.9 million in the first nine months of 2024, mostly due to the benefit for the reversal of accrued payroll taxes. Non-cash adjustments decreased by $6.1 million, as we recognized a benefit for the reversal of accrued payroll tax of $6.2 million related to the RSU's previously issued to Mona Jr. during the nine months ended September 30, 2023. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation.

Investing Activities

Cash used in investing activities was $6,000 in the nine months ended September 30, 2024 related to our acquisition of Elevated Softgels in May 2024. We did not use any cash in investing activities in the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2024 compared net cash used in financing activities of $1.3 million for the nine months ended September 30, 2023. Our financing activities for the nine months ended September 30, 2024 consisted of proceeds from our note payable financing with Streeterville of $0.9 million, offset by repayments of our insurance financing, the Streeterville note payable and the notes payable that we assumed in connection with the Cultured Foods acquisition. Our financing activities for the nine months ended September 30, 2023 consisted of repayments of the Streeterville note payable of $1.1 million and our insurance financing of $0.2 million.

Inflation

We have not been affected materially by inflation during the periods presented. However, recent trends towards rising inflation may adversely impact our business and corresponding financial position and cash flow.

Known Trends or Uncertainties

There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, inflation has risen and Federal Reserve interest rates remain high after increases during 2023, which may also materially adversely our business and corresponding financial position and cash flows.

Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations. If current levels of market disruption and volatility continue, the Company might experience reductions in business activity, increased funding costs and funding pressures, as applicable, a decrease in the market price of shares of our common stock, a decrease in asset values, additional write-downs and impairment charges and lower profitability. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the U.S. presidential election, could increase market volatility.

We have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

There is currently a lack of a clear federal regulatory framework regarding the development, sale and use of CBD products in the United States. As a result, differing state regulations have emerged, which regulations are constantly evolving and differ significantly from state to state in many cases. Several states, including without limitation, California, Florida, Maryland, Minnesota, New York, Utah and Virginia, have recently adopted regulations that may impact our ability to sell certain of our products in these states. In September 2024, California Governor Gavin Newsom signed an emergency order into law, effectively banning the sale of hemp products intended for human use that contain detectable amounts of THC or certain other cannabinoids in California, amongst other things. The emergency order will remain in effect until March 25, 2025, unless extended in accordance with applicable law. We have certain products which fall under this category that we have historically sold in California. It is currently unknown whether the duration of the emergency order will be extended, and/or whether it will be replaced with a permanent law with similar or more stringent prohibitions. This emergency order had a negative impact on our operating results for the three months ended September 30, 2024 and we expect that it will continue to have a negative impact on our business going forward for so long as it, or any permanent law with similar or more stringent prohibitions, remains in effect; however, it is currently impossible to quantify the expected impact on our business. There is also substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing cannabinoids may engage in interstate commerce. These uncertainties have had, and may continue to have, an adverse effect on our business. Additionally, restrictive state regulations could adversely impact our revenue and earnings going forward.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30 2024, we issued 3,613,013 shares of restricted common stock to a vendor in accordance with, and pursuant to the terms of, an agreement entered into by and between the Company and such vendor in 2024. The shares were issued in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Section 506 of Regulation D promulgated thereunder.

Except as set forth above, the Company did not sell any other unregistered equity securities during the period covered by this report that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016
2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017
2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter	10-K	000-54677	2.4	March 29, 2024
2.5	Membership Interest Purchase Agreement by and among CV Sciences, Inc., Elevated Softgels, LLC, Clayton J. Montgomery, Chris Fagan, Andrew Kester and Timothy McGreer, dated May 8, 2024	10-Q	000-54677	2.5	August 13, 2024
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.3	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1	Note Purchase Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.1	July 9, 2024
10.2	Secured Promissory Note issued to Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.2	July 9, 2024

10.3	Security Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.3	July 9, 2024
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS*	Inline XBRL Instance Document**					X
101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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

Dated November 14, 2024

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)

Dated November 14, 2024