Form 10-K
period 2024-12-31
CV Sciences, Inc.
filed 2025-03-27
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2024, the last day of the registrant's most recently completed second fiscal quarter, based upon the closing price of the registrant's common stock as reported by the OTC:QB Marketplace on such date, was approximately $11 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 24, 2025, the issuer had 184,263,663 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ii

PART I

ITEM 1. BUSINESS

Overview

CV Sciences, Inc. (“CV Sciences,” the “Company,” “we,” “our” or “us”) is a consumer wellness company specializing in nutraceuticals and plant-based foods. Our hemp extracts and other proven, science-backed, natural ingredients and products are sold through a range of sales channels from business-to-business (“B2B”) to business-to-consumer (“B2C”).

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

On December 7, 2023, we entered into a Membership Interest Purchase Agreement, pursuant to which we purchased all of the outstanding equity interests in Cultured Foods Sp. z.o.o. (“Cultured Foods”), resulting in Cultured Foods becoming a wholly owned subsidiary of the Company. Cultured Foods is a leading European manufacturer and distributor of plant-based protein products. In January 2025, we launched Lunar Fox™, a brand that is focused on distribution of plant-based products in the U.S. market. Our Cultured Foods™ and Lunar Fox™ brands provide a variety of 100% plant-based food products. Committed to crafting nutritious and flavorful alternatives, Cultured Foods™ and Lunar Fox™ cater to individuals seeking vegan, gluten-free, or flexitarian options for a nutritious and satisfying culinary experience.

In May 2024, we acquired all outstanding membership interests of Elevated Softgels, LLC, a Delaware limited liability company (“Elevated Softgels”). Elevated Softgels is a leading manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry, based in Colorado.

In August 2024, we engaged Maxim Group, LLC (“Maxim”) as a non-exclusive financial advisor and investment banker to provide strategic financial advisory and investment banking services. Working with Maxim, the Company intends to continue building an efficient and cost effective consumer products platform. We also intend to continue to evaluate inbound and outbound merger, sale, acquisition or other opportunities for the Company.

We also have a dormant drug development program focused on developing and commercializing CBD-based novel therapeutics, which may be pursued further, subject to available capital.

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Current Operations

We currently manufacture and distribute more than 50 products across our four brands. We continuously evaluate new products to develop, introduce and market, as well as making improvements to our existing products.

We develop, manufacture, market and sell herbal supplements, CBD products and plant-based food products under the following brands: +PlusCBD™, +PlusHLTH™, Cultured Foods™, and Lunar Fox™ in the healthcare market sector, including nutraceutical, beauty care, specialty foods, and pet products.

•
+PlusCBD™ - Our award-winning line of products available in softgel, tinctures, topicals, and gummies. It was our first brand to market, released in 2014, and is the top-selling brand of hemp-derived CBD in the natural product retail market. +PlusCBD™ is backed by published research, third party safety testing, and rigorous quality standards.

In addition, products under our +PlusCBD™ Pet brand offer all the hemp extract benefits offered by +PlusCBD™ for human use, but they are formulated just for cats and dogs. +PlusCBD™ Pet provides physical and emotional support to help address the stress and physical discomfort keeping pets from being their best. Available in easy to use chews and liquids, with several flavor options including beef, chicken, and peanut butter.

•
+PlusHLTH™ - During 2024, we launched a new line of cannabinoid-free supplements delivering targeted formulations for optimized health, improved performance and increased vitality. Products under our +PlusHLTH™ brand are currently distributed to select retailers in the U.S. and are available online.
•
Cultured Foods™ - Products under our Cultured Foods™ brand are currently being distributed in Europe. Our products are entirely plant-based, natural, gluten-free and shelf-stable.
•
Lunar Fox™ - In March 2025, we launched Lunar Fox™, our new brand of plant-based, natural, gluten-free and shelf-stable products tailored for and distributed to select retailers in the U.S. market.

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

Our product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. There are currently no drugs approved by the U.S. Food and Drug Administration (“FDA”) for treatment of smokeless tobacco use and addiction. The worldwide smokeless tobacco addiction treatment market is estimated at greater than $2 billion. We believe this product candidate will provide treatment options for this significant unmet medical need. CVSI-007 is based on proprietary formulations, processes and technology. In May 2016, we filed a patent application for the technology implemented for CVSI-007 with the U.S. Patent and Trademark Office (“USPTO”). On May 19, 2020, we received a formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We have similar patent protection in other key markets throughout the world. As of December 31, 2024, our patent has been granted in 10 countries, including the United States, Australia, Canada, Germany, Spain, France, Great Britain, Italy, Netherlands, and Japan.

Our CVSI-007 program is currently dormant. Subject to available capital, we plan to continue our development efforts as we seek approval from the FDA to commercialize the world's first and only FDA-approved treatment for smokeless tobacco addiction. We have relationships with qualified parties and contract research organizations for our preclinical research and Investigational New Drug application (“IND”) preparation and development. Further development efforts require significant investment and we are looking for strategic partners to further advance our efforts. Commercialization of future specialty pharmaceutical products in the United States and other territories may rely on licensing and co-promotion agreements with strategic partners. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could include a sales organization, internal sales support, an internal marketing group and distribution support. However, we anticipate that building such a commercial infrastructure will require significant investment.

During the year ended December 31, 2024, we continued to make strategic cost reductions, including reductions in employee headcount, vendor spending, and the delaying of certain expenses related to our drug development activities in order to ensure the success of our business.

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

On December 7, 2023, we acquired Cultured Foods, a limited liability company organized under the laws of Poland. On May 13, 2024, we acquired Elevated Softgels, LLC, a Delaware limited liability company.

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

The Agriculture Improvement Act of 2018, known as the “2018 Farm Bill”, is United States federal legislation signed into law on December 20, 2018, that provides the legal framework for hemp-based products. The 2018 Farm Bill permanently removed “hemp” from the purview of the Controlled Substances Act, and accordingly, the U.S. Drug Enforcement Administration (“DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. One of the immediate impacts from this legislation included the ability for hemp farmers to access crop insurance and U.S. Department of Agriculture (“USDA”) programs for competitive grants.

Notwithstanding the removal of the DEA from enforcement of hemp regulations, the FDA retains authority to regulate ingestible and topical hemp products, including hemp extracts that contain CBD, at the federal level. Moreover, states have retained regulatory authority through their own analogues to the Federal Food, Drug, and Cosmetic Act (“FDCA”), and the laws and regulations of certain states diverge from the laws and regulations of other states as well as from the federal treatment of the use of hemp as, or in, food, dietary supplements or cosmetic products. Each state also has a certain level of discretion to develop and implement its own laws and regulations governing the manufacturing, composition, marketing, labeling and sale of hemp products, which has created a patchwork of different regulatory schemes applicable to such products throughout the U.S. We actively monitor federal and state regulations and proposed regulations to ensure compliance.

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

To date, and to our knowledge based upon publicly available information, the FDA has neither issued regulations elaborating on the exclusionary clauses nor has it taken any enforcement action in the courts asserting a violation of the exclusionary clauses. However, the FDA has issued a number of warning letters to companies unlawfully marketing CBD products. In many of these cases, the manufacturers made unsubstantiated claims about the product being effective for the treatment of medical conditions (e.g., cancer, Alzheimer’s disease, opioid withdrawal, anxiety and COVID-19), despite not having obtained drug approvals. Other warning letters were issued to companies for a variety of reasons, including: marketing CBD products as dietary supplements despite those products which contain CBD not meeting the definition of a dietary supplement; adding CBD to human and animal foods and marketing CBD products for infants and children and other vulnerable populations; selling CBD products that people may confuse for traditional foods or beverages and that may result in unintentional consumption or overconsumption of CBD; and selling unapproved animal drugs containing CBD that are intended for use in food-producing animals. Some of these letters were co-signed by the U.S. Federal Trade Commission (“FTC”) and cited the companies for making claims about the efficacy of CBD and other ingredients which were not substantiated by competent and reliable scientific evidence. In December 2020, the FTC announced it had entered into settlement agreements with six companies marketing CBD products including oils, gummies, creams, and others with deceptive health claims about serious health conditions. The settlements included monetary penalties ranging from $20,000 to $85,000. The FTC announced another such enforcement action and settlement in May 2021, ordering consumer redress of over $30,000. The FDA has also issued warning letters to dietary supplement manufacturers objecting to the designation of CBD infused products as dietary supplements on the basis that CBD was not a permissible dietary supplement ingredient.

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

The FDA has stated that it recognizes the potential opportunities and significant interest in drug and other consumer products containing CBD, is committed to evaluating the agency’s regulatory policies related to CBD and has established a dedicated internal working group, the Cannabis Product Committee, to explore potential pathways for various types of CBD products to be lawfully marketed. The FDA held a public hearing in May 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds. The rules and regulations and enforcement in this area continue to evolve and develop. In July 2020, the FDA sent to the White House Office of Management and Budget (the “OMB”) for review a draft guidance, “Cannabidiol Enforcement Policy,” the details of which were not made public. This guidance remained under review at the OMB until January 2021, when it was withdrawn by the FDA as a part of the regulatory moratorium Executive Order issued by former President Biden. On January 26, 2023, the FDA stated its views publicly that a new regulatory pathway for CBD is needed and it is prepared to work with Congress to create such a pathway. The timeline for further CBD policy development remains uncertain while the administration and the FDA face competing regulatory priorities.

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

Currently, the timing for legislation that may include a new potential regulatory pathway for CBD developed by the FDA is uncertain. While authorizing legislation could be introduced in 2025, the FDA's development and implementation of a new pathway would likely take several years. As such, it is possible Congress may move forward with H.R. 1629, the “Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2023” or similar legislation that would authorize a pathway for hemp-derived CBD in a more efficient manner, and would permit the use of CBD in dietary supplements and/or food.

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

The regulations applicable to the sale of products containing hemp-derived CBD vary from state to state. As of December 31, 2024, several states, including, but not limited to, Alaska, California, Florida, Maryland, Minnesota, New York, Utah, and Virginia, have adopted new regulations that will impact our ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, labeling and packaging requirements. We continue to assess the business and financial impact of the new regulations, including steps that can be taken to address the new product formulation and labeling requirements, as well as costs and potential revenue impact and anticipated timing for such impact to us in these states.

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

Sales and Distribution

Our products are currently sold online through our websites (www.pluscbdoil.com and www.cvsciences.com), select distributors, brick and mortar retailers, and select e-tailers. We have relationships with wholesalers, distributors and retailers across the natural product, specialty, and professional market industries. We utilize our knowledgeable partners to display and present our products to customers in their brick and mortar stores. These relationships are important to ensure consumers across a variety of sales channels have access to our products. These partnerships and our expansive distribution allow us to build consumer trust in our brand and products. We have additional partners in the natural product channel to service our retail customers by stocking and displaying products and explaining product attributes and health benefits. For the year ended December 31, 2024, we sold products into more than 2,500 brick and mortar stores. We also utilize e-commerce platforms to reach consumers and guide them through the CBD buying process as we believe consumers rely heavily on digital research.

28% of our net revenue for the year ended December 31, 2024 was from new products launched since January 1, 2023. During this time period, we launched 24 new hemp-based products.

Our plant-based food products are predominantly sold in Europe and primarily in the retail space. Typically, we sell our plant-based food products to distributors for a specific territory within Europe.

Markets, Geography, Seasonality, and Major Customers

Our hemp-based products are predominantly sold in North America and primarily in the retail space. Based on our current and historical consolidated balance sheets and statement of operations, it does not appear that our business or operations experience any seasonality with respect to our sales, as any such seasonality appears to be unpredictable. Although we believe our customers’ historical buying patterns and budgetary cycles may be a factor that impacts our annual and quarterly sales results, we are not able to reliably predict our sales based on seasonality because outside factors (timing of orders, introduction of new products, and other economic factors impacting our industry) can also substantially impact our sales patterns during the year.

Furthermore, because the majority of our sales are spread amongst various retailers, distributors, and direct consumers, our three largest customers accounted for an aggregate of approximately 9% and 7% of our total sales for the years ended December 31, 2024 and 2023, respectively. As a result, we do not believe our financial condition and results of operations is dependent on any one particular major customer.

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

We are also a manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry. We are allowing low to large minimum order quantity (“MOQ”) production runs for our mostly US-based customers.

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

The plant-based food market in Europe is competitive and very fragmented. There are currently very few brands with a product portfolio similar to ours. Most of our competitors offer refrigerated products.

Most of our manufacturing competitors are larger companies requiring larger MOQ for softgels. We offer unique capabilities as we can handle small and large manufacturing orders.

There are several companies developing cannabinoid therapeutics for a range of medical indications. The cannabinoid therapeutic area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD or THC, or a combination of CBD and THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals plc have focused on plant-based CBD formulations, while other companies such as Harmony Biosciences Holdings, Inc. have focused on synthetic CBD formulations.

Intellectual Property

We have filed trademark applications on our brands, logos and marks in the U.S. and internationally. In May 2016, we filed a patent application for our product candidate CVSI-007 with the USPTO. On May 19, 2020, we received formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We are pursuing similar patent protection in other key markets throughout the world. As of December 31, 2024, our patent has been granted in 10 countries, including the United States, Australia, Canada, Germany, Spain, France, Great Britain, Italy, Netherlands, and Japan.

We review our intellectual property portfolio on a periodic basis, and we will continue to broaden our portfolio in a fiscally prudent manner. In addition to our trademarks (both registered and unregistered) and patents, we rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights.

Research and Development

Our research and development costs have consisted primarily of salaries and related personnel expense, facilities and equipment expense and other costs. We charge all research and development expenses to operations as incurred in the ongoing development of new consumer products and in development of our drug candidate CVSI-007. Our new product development activities include ideation and feasibility, product development, scaleup and validation, and product launch. We incurred research and development expenses of $0.1 million and $0.2 million, respectively, for the years ended December 31, 2024 and 2023.

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

We are dedicated to providing the highest quality CBD consumer products on the market. We strive to meet or exceed the FDAs Good Manufacturing Practices (“GMP”) guidelines. These guidelines provide a system of processes, procedures and documentation to assure a product has the identity, strength, composition, quality and purity that appear on its label. We follow all guidelines for GMP and our products are processed, produced, and tested throughout the manufacturing process to confirm strict compliance with company and regulatory standards and specifications. Our third party manufacturers use FDA-registered facilities, which are independently GMP certified and subject to continuing independent audit and certification.

Our plant-based products are manufactured at our facility in Warsaw, Poland. We use only high-quality raw materials from selected suppliers to make our plant-based products.

We also manufacture encapsulated softgels and tinctures for our customers. Our setup is flexible to allow runs of very small to larger orders. Our customers can use their formulations or our in-house offerings. We can also provide formulation help. All products are tested by a third-party lab for purity and potency.

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

Employees

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. As of December 31, 2024, we had a total of 49 employees, which included 41 full-time and 1 part-time employee in the U.S. and 6 full-time and 1 part-time employee in Poland. As of December 31, 2023, we had a total of 43 employees, which included 37 full-time and 1 part-time employee in the U.S. and 5 full-time employees in Poland. As discussed elsewhere in this Annual Report, during the year ended December 31, 2024, we continued to reduce our U.S. employee headcount in connection with our efforts to decrease our costs. In addition to our full-time employees, we contract with third-parties for the conduct of certain marketing, sales and manufacturing efforts. Employee health and safety in the workplace is one of our core values. We have no collective bargaining agreements with our employees, and none are represented by labor unions. Management believes the Company has good relationships with its employees.

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

ITEM 2. PROPERTIES

As of December 31, 2024, our primary facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego, California. The lease term is three years through May 31, 2025 with a total lease obligation of approximately $0.4 million.

In addition, we lease a small manufacturing and office space for our plant-based food products located in Poland. We entered into a new two year lease on October 1, 2024.

When we acquired Elevated Softgels in 2024, we had a lease in-place for manufacturing space in Grand Junction, Colorado with an expiration date of March 31, 2025. Subsequent to December 31, 2024, Elevated Softgels entered into a new lease for such manufacturing space. Please see Note 17, Subsequent Events, to our consolidated financial statements included in Part IV in this Annual Report for more information.

We believe that our existing facilities are sufficient to accommodate our current business operations.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC:QB under the symbol “CVSI.” Trading of securities on the OTC:QB is often sporadic and investors may have difficulty buying and selling or obtaining market quotations. Any OTC:QB market quotations reflect inter-dealer quotations, without adjustment for retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 24, 2025, there were 41 registered holders of our common stock. The actual number of holders of our common stock is greater than the number of registered holders, and includes holders who are beneficial owners, but whose securities are held in "nominee" or "street name" by brokers or other nominees.

Dividend Policy

No cash dividends were paid on our common stock in the 2024 and 2023 fiscal years and the Board of Directors has not considered any change in this practice, nor does it expect to consider any such change in this practice in the foreseeable future.

The payment of cash dividends in the future, if ever, will be determined by our Board of Directors, in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends.

Equity Compensation Plan Information

See Part III, Item 12. “Securities Ownership of Certain Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under equity compensation plans.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of various factors, many of which are out of our control. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a consumer wellness company specializing in nutraceuticals and plant-based foods. Our hemp extracts and other proven, science-backed, natural ingredients and products are sold through a range of sales channels from B2B to B2C.

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

On December 7, 2023, we entered into a Membership Interest Purchase Agreement, pursuant to which we purchased all of the outstanding equity interests in Cultured Foods Sp. z.o.o., resulting in Cultured Foods becoming a wholly owned subsidiary of the Company. Cultured Foods is a leading European manufacturer and distributor of plant-based protein products. In January 2025, we launched Lunar Fox™, a brand that is focused on distribution of plant-based products in the U.S. market. Our Cultured Foods™ and Lunar Fox™ brands provide a variety of 100% plant-based food products. Committed to crafting nutritious and flavorful alternatives, Cultured Foods™ and Lunar Fox™ cater to individuals seeking vegan, gluten-free, or flexitarian options for a nutritious and satisfying culinary experience.

In May 2024, we acquired all outstanding membership interests of Elevated Softgels, LLC, a Delaware limited liability company. Elevated Softgels is a leading manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry, based in Colorado.

In August 2024, we engaged Maxim Group, LLC as a non-exclusive financial advisor and investment banker to provide strategic financial advisory and investment banking services. Working with Maxim, the Company intends to continue building an efficient and cost effective consumer products platform. We intend to continue to evaluate inbound and outbound merger, sale, acquisition or other opportunities for the Company.

We also have a dormant drug development program focused on developing and commercializing CBD-based novel therapeutics, which may be pursued further, subject to available capital.

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Results of Operations

Comparison of the Years ended December 31, 2024 vs. December 31, 2023

Revenues and gross profit

	Year ended December 31,		Change
	2024	2023	Amount	%
	(in thousands)
Product sales, net	$15,705	$16,004	$(299)	(1.9)%
Cost of goods sold	8,537	8,919	(382)	(4.3)%
Gross profit	$7,168	$7,085	$83	1.2%
Gross margin	45.6%	44.3%

Revenue by channel

	Year ended December 31, 2024		Year Ended December 31, 2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Business-to-business ("B2B") sales	$8,768	55.8%	$9,178	57.3%
Business-to-consumer ("B2C") sales	6,937	44.2%	6,826	42.7%
Product sales, net	$15,705	100.0%	$16,004	100.0%

We had product sales of $15.7 million and gross profit of $7.2 million, representing a gross margin of 45.6%, in 2024 compared to product sales of $16.0 million and gross profit of $7.1 million, representing a gross margin of 44.3%, in 2023. Our net product sales decreased by $0.3 million, or 1.9%, in 2024 when compared to 2023. The decline is primarily due to lower B2B sales in 2024. The total number of units sold during the year ended December 31, 2024 decreased by 9.2% compared to the year ended December 31, 2023, partially offset by higher sales prices of 5.7%. In addition, 28% of our net revenue for the year ended December 31, 2024 was from new products launched since January 1, 2023. During this time period, we launched 24 new products. B2C sales increased in 2024 compared to 2023, despite lower digital marketing advertisement. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in 2024 compared to 2023 by $0.4 million or 4.3%. The reduction is partially due to the lower number of units sold in 2024. In addition, cost of goods sold in 2024 decreased as a percentage of revenue compared to 2023, mostly due to lower shipping and fulfillment cost, lower payroll, lower inventory losses and other production cost savings. Our gross profit improved by $0.1 million, or 1.2%, to $7.2 million in 2024 and gross margins improved from 44.3% in 2023 to 45.6% in 2024. The improvement in our gross margin is primarily due to reduced discounts, product and channel mix, lower shipping and fulfillment cost, lower payroll, lower inventory losses and other production cost savings.

Research and development expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands)
Research and development expense	$118	$151	$(33)	(21.9)%
Percentage of product sales, net	0.8%	0.9%

Research and development (“R&D”) expense decreased to $0.1 million in 2024 compared to $0.2 million in 2023. The decrease is mostly related to reduced new product development activities for our consumer products.

Selling, general and administrative expense

	Year ended December 31, 2024		Year ended December 31, 2023		Change
	Amount	% of product sales, net	Amount	% of product sales, net	Amount	%
	(in thousands)		(in thousands)		(in thousands)
Sales expense	$3,166	20.2%	$3,065	19.2%	$101	3.3%
Marketing expense	2,088	13.3%	2,940	18.4%	(852)	(29.0)%
General and administrative expense	3,986	25.4%	3,740	23.4%	246	6.6%
Selling, general and administrative expense	$9,240	58.8%	$9,745	60.9%	$(505)	(5.2)%

Selling, general and administrative (“SG&A”) expenses decreased by $0.5 million, or 5.2%, to $9.2 million in 2024, from $9.7 million in 2023. Additionally, SG&A expense as percentage of product sales, net decreased from 60.9% in 2023 to 58.8% in 2024.

•
Sales expense increased by $0.1 million, or 3.3%, due to higher payroll and employee benefits, partially offset by lower stock-based compensation, commission and other sales related expenses. Payroll and related benefits increased as we reallocated certain of our employees from marketing to sales.
•
Marketing expense decreased by $0.9 million, or 29.0%, due to reduced digital marketing activities as well as lower payroll, employee benefits, stock-based compensation, and outside services. Payroll decreased as we reallocated certain employees to sales.
•
General and administrative (“G&A”) expense increased by $0.2 million, or 6.6%, The increase is mostly due to additional legal and professional fees during the year ended December 31, 2024. The current year included professional fees of $0.8 million associated with the legal dispute with the Company's founder. For more information on the Company's legal proceedings, please refer to Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV in this Annual Report. In addition, stock-based compensation and other G&A expenses increased slightly, partially offset by reduced insurance expense and intangible asset impairment charge of $0.3 million in 2023.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder in 2019 of $6.7 million. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the year ended December 31, 2023. As a result of the expiration of the relevant statutes of limitations, the Company believes that neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $6.2 million during the year ended December 31, 2023. For more information, please see Note 12, Related Parties, to our consolidated financial statements included in Part IV in this Annual Report.

Other expenses, net

Other expense, net consists of interest expense, interest income and fair value adjustments to our financial instruments. Other expense decreased by $0.1 million compared to the year ended December 31, 2023. Other expenses, net included fair value increases for our financial instruments of $0.2 million during 2023 and interest expense for the amortization of the original issuance discount for the new Streeterville note payable of $0.2 million in 2024.

Non-GAAP Financial Measures

We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent generally accepted accounting principles (“GAAP”)

measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation and amortization expense, and interest expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it helps to provide insights in trends in our business in addition to GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.

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

A reconciliation from our net income (loss) to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2024 and 2023 is detailed below:

	Year ended December 31,
	2024	2023
	(in thousands)
Net income (loss)	$(2,394)	$3,102
Depreciation expense	313	235
Amortization expense	21	—
Interest expense	212	60
Income tax benefit	(8)	(6)
EBITDA	(1,856)	3,391
Stock-based compensation (1)	258	218
Professional fees associated with legal dispute (2)	828	—
Intangible asset impairment (3)	—	251
Benefit for reversal of accrued payroll tax (4)	—	(6,171)
Adjusted EBITDA	$(770)	$(2,311)

(1)
Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 10, Stock-Based Compensation, to our consolidated financial statements included in Part IV in this Annual Report.
(2)
Represents legal and other professional expenses incurred during 2024 associated with the legal dispute with founder. For more information on the Company's legal proceedings, please see Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part IV in this Annual Report.
(3)
Represents intangible asset impairment charge during 2023. For more information, please see Note 6, Goodwill and Intangible Assets, to our consolidated financial statements included in Part IV in this Annual Report.
(4)
Represents benefit for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 12, Related Party, to our consolidated financial statements included in Part IV in this Annual Report.

Liquidity and Capital Resources

During the year ended December 31, 2024, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, (iii) proceeds from note payable financings, and (iv) funds received from the IRS related to employee retention credits during the year ended December 31, 2023. As of December 31, 2024, we had approximately $0.5 million of cash and working capital of approximately $0.1 million.

For the year ended December 31, 2024, we generated negative cash flows from operations of $0.9 million, and we had an accumulated deficit of $87.0 million as of December 31, 2024. Excluding the funds for employee retention tax credits, we generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023. In February 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which the Company issued and sold to the Investor a secured promissory note and received net proceeds of $1,200,000 - please see Note 17, Subsequent Events, to our consolidated financial statements included in Part IV in this Annual Report for more information. Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives, and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. We intend to position ourselves so that we will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

We believe that a combination of factors have adversely impacted our business operations for the year ended December 31, 2024. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to evaluate and pursue additional acquisitions to further diversify our product offerings.

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

Elevated Softgels Acquisition

On May 8, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Softgels Purchase Agreement”), by and among the Company, Elevated Softgels, LLC, a Delaware limited liability company (“Elevated Softgels”), Clayton J. Montgomery (the “Softgels Member”), Chris Fagan, Andrew Kester, and Timothy McGreer, pursuant to which the Company purchased all of the outstanding equity interests in Elevated Softgels, resulting in Elevated Softgels becoming a wholly owned subsidiary of the Company (the “Softgels Acquisition”). Elevated Softgels is a leading manufacturer of softgels. The Elevated Softgels Acquisition closed on May 13, 2024.

In consideration for the Softgels Acquisition, at closing, the Company (i) made a cash payment of $100,000 to the Softgels Member, less certain transaction expenses and certain other adjustments provided for in the Softgels Purchase Agreement (the “Softgels Closing Payment”), (ii) issued an aggregate of 15,854,185 restricted shares of Company common stock to the Softgels Member valued at $637,000, and (iii) issued an aggregate of 1,567,996 restricted shares of Company common stock to the selling broker of Elevated Softgels valued at $63,000. The Company common stock was valued based on the thirty-day volume weighted average price of the Company’s common stock on the thirty trading days prior to the date of the Softgels Purchase Agreement (the “Softgels Closing Shares,” and together with the Softgels Closing Payment, the “Softgels Closing Consideration”). The Softgels Closing Payment is subject to adjustment, upward or downward, based on post-closing adjustments to the net working capital of Elevated Softgels within 120 days of closing, as reflected in the Final Working Capital Statement (as defined in the Softgels Purchase Agreement). Additionally, within 90 days following the final determination of the Final Working Capital Statement (the “Softgels Receivables Date”), the Company shall be entitled to recover from the Softgels Member an amount equal to the unpaid balance, as of the Softgels Receivables Date, of all accounts receivable which were included in as assets in the Final Working Capital Statement. The closing working capital has been settled and the Company received a payment of $30,000 from the Softgels Member.

In addition to the Softgels Closing Consideration, the Company has agreed to issue additional consideration for the Softgels Acquisition, in the form of an earn-out (the “Softgels Earnout Amount”), which shall be based on Elevated

Softgels’ Net Revenue (as defined in the Softgels Purchase Agreement) generated during the 12-month period following the closing date and will be calculated as follows:

•
If the Elevated Softgels’ Net Revenue is at least $700,000, then the Softgels Earnout Amount will be $200,000.
•
If the Elevated Softgels’ Net Revenue is at least $650,000 but less than $700,000, then the Softgels Earnout Amount will be $125,000.
•
If the Elevated Softgels’ Net Revenue is at least $600,000 but less than $650,000, then the Softgels Earnout Amount will be $50,000.
•
If the Elevated Softgels’ Net Revenue is at least $550,000 but less than $600,000, then the Softgels Earnout Amount will be $25,000.
•
If the Elevated Softgels’ Net Revenue is less than $550,000, then the Softgels Earnout Amount will be $0.

The Softgels Earnout Payment shall be paid within 10 business days after the final determination of the Company’s Net Revenue for the 12-month period following the closing date, as determined in accordance with the Softgels Purchase Agreement. 50% of the Softgels Earnout Amount shall be paid in cash and 50% of the Softgels Earnout Amount shall be in the form of restricted common stock of the Company, with the number of shares determined based upon the thirty-day volume weighted average price of the Company's common stock as of the 12-month anniversary of the closing date. Net revenues of Elevated Softgels are currently expected to be insufficient to trigger any earn-out payments.

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

July 2024 Streeterville Note

On July 3, 2024, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we issued and sold to Streeterville a Secured Promissory Note in the original principal amount of $1,188,500 (the “Note”). The Note carried an original issuance discount of $283,500 and we agreed to pay $5,000 to Streeterville to cover legal fees, each of which were deducted from the proceeds of the Note received by us, which resulted in a purchase price received by us of $900,000 (the “Purchase Price”).

The unpaid amount of the Note, any interest, fees, charges and late fees accrued was due and payable in twelve months from July 3, 2024 (the “Maturity Date”). We were required to make weekly repayments to Streeterville of $22,856. We were permitted able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event we would have repaid the Note in full on or before December 31, 2024, we would have received a $75,000 discount from the outstanding balance. The Note was secured by all of our assets pursuant to a Security Agreement entered into with Streeterville on July 3, 2024. No interest was to accrue on the Note unless and until an occurrence of an Event of Default.

Subsequent to December 31, 2024, the Company repaid the entire amount due under the Note and all obligations thereunder were cancelled and terminated. For more information, please see Note 8, Debt, to our consolidated financial statements included in Part IV in this Annual Report.

2025 Secured Promissory Note

In February 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which the Company issued and sold to the Investor a secured promissory note in the original principal amount of $1,600,000 (the "2025 Note"). The 2025 Note carries an original issuance discount of $400,000 and the Company agreed to pay $10,000 to the Investor to cover legal fees. The original issuance discount was deducted from the proceeds of the 2025 Note received by the Company which resulted in a purchase price received by the Company of $1,200,000.

The 2025 Note is due and payable on August 12, 2026 and the Company is required to make monthly repayments to the Investor of $106,667 starting on June 12, 2025. The Company can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repays the 2025 Note in full on or before August 12, 2025, the Company will receive a $100,000 discount from the outstanding balance. The 2025 Note is secured by all of the Company's assets and the assets of its subsidiaries pursuant to a security agreement and intellectual property security agreement entered into with the Investor on February 12, 2025. The Company's obligation under the 2025 Note are guaranteed by each of the Company's subsidiaries. No interest will accrue on the 2025 Note unless and until an occurrence of an event of default, as defined in the 2025 Note.

First Insurance Funding Agreements

In October 2024, we entered into a new finance agreement with First Insurance Funding in order to fund a portion of our insurance policies for the current policy year. The amount financed is $0.2 million, which incurs interest at an annual rate of 8.42%. We are required to make monthly payments of $20,396 from November 2024 through July 2025. The outstanding balance as of December 31, 2024 was $0.1 million.

In November 2023, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.3 million, which incurred interest at an annual rate of 8.42%. We were required to make monthly payments of $29,781 from November 2023 through July 2024. There was no outstanding balance as of December 31, 2024.

Accrued Payroll Taxes

The Company previously recorded accrued payroll taxes associated with the RSU release to Michael Mona Jr. (“Mona”) in 2019. On April 15, 2023, the statute of limitations for federal payroll tax withholding expired. In addition, the statute of limitations for the state tax withholding expired during the year ended December 31, 2023. As a result of the expiration of the relevant statutes of limitations, the Company believes that neither the IRS nor the State of California have the rights to assess and collect the $6.2 million of income taxes from CV Sciences and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the accrued payroll taxes of $6.2 million during the year ended December 31, 2023. For more information, please see Note 12, Related Parties, to our consolidated financial statements included in Part IV in this Annual Report.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. Our consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2024, we generated negative cash flows from operations of $0.9 million, and we had an accumulated deficit of $87.0 million as of December 31, 2024. Excluding the funds for employee retention tax credits, we generated negative cash flows from operations of $0.5 million for the year ended December 31, 2023. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

The Company's financial operating results and accumulated deficit, besides other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in generating positive cash flows from operations or any capital-raising efforts that it may undertake, and the failure of the Company to generate positive cash flows or raise additional capital could adversely affect its future operations and viability.

A summary of our changes in cash flows for the years ended December 31, 2024 and 2023 is provided below:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(861)	$2,253
Investing activities	(28)	(156)
Financing activities	32	(1,391)
Effect of exchange rate changes on cash	(6)	—
Net increase (decrease) in cash	(863)	706
Cash, beginning of year	1,317	611
Cash, end of year	$454	$1,317

Operating Activities

Net cash provided by (used in) operating activities includes net income (loss) adjusted for non-cash items such as depreciation, amortization, bad debt expense, stock-based compensation, benefit of reversal of payroll tax liability and amortization of debt discount related to our promissory notes. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.

Cash used by operating activities was $0.9 million in the year ended December 31, 2024, compared to cash provided by operating activities of $2.3 million in the year ended December 31, 2023. The year over year decrease in our cash flow from operating activities by $3.2 million was mostly due to the receipt of Employee Retention Credit (“ERC”) funds of $2.5 million in the prior year and the fact that we did not receive similar funds in 2024. Our net loss for the year ended December 31, 2024, adjusted for non-cash items, resulted in a net loss of $1.3 million, compared to a net loss, adjusted for non-cash items, of $1.7 million in the prior year, an improvement of $0.4 million. Changes in working capital generated $0.5 million during the year of 2024, compared to $4.0 million during the prior year, a decrease of $3.5 million. Our changes in working capital decreased primarily due to the receipt of ERC funds during 2023. Our net income (loss) declined by $5.5 million from a net income of $3.1 million in 2023 to a net loss of $2.4 million in 2024, mostly due to the benefit for the reversal of accrued payroll taxes of $6.2 million in 2023 and our improved operating performance. Non-cash adjustments decreased by $5.9 million, as we recognized a benefit for the reversal of accrued payroll tax of $6.2 million related to the RSUs previously issued to Mona. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation.

Investing Activities

Cash used in investing activities was $28,000 in the year ended December 31, 2024 related to our acquisition of Elevated Softgels of $10,000 in May 2024 and the purchase of additional manufacturing equipment for Elevated Softgels of $18,000. Cash used in investing activities of $0.2 million in the year ended December 31, 2023 related to our acquisition of Cultured Foods in December 2023.

Financing Activities

Net cash provided by financing activities was $32,000 for 2024 compared to cash used in financing activities of $1.4 million for 2023. Our financing activities for 2024 consisted of proceeds from our note payable financing with Streeterville of $0.9 million, offset by repayments of our insurance financing of $0.2 million, the Streeterville note payable of $0.5 million and the notes payable that we assumed in connection with the Cultured Foods acquisition of $0.1 million. Our financing activities for 2023 consisted of repayments of the Streeterville note payable of $1.1 million and our insurance financing of $0.3 million.

Inflation

We have not been affected materially by inflation during the periods presented. However, rising inflation may adversely impact our business and corresponding financial position and cash flow.

Known Trends or Uncertainties

There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends, which may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, inflation has risen, Federal Reserve interest rates remain high after increases during 2023, which may also materially adversely our business and corresponding financial position and cash flows.

Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations. If current levels of market disruption and volatility continue, the Company might experience reductions in business activity, increased funding costs and funding pressures, as applicable, a decrease in the market price of our common stock, a decrease in asset values, additional write-downs and impairment charges and lower profitability. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility.

We have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

Several states have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, testing, labeling and packaging requirements. The Company continues to assess the business and financial impact of the new regulations, including steps that can be taken to address the new product formulation and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.

Contractual Obligations

In April 2022, we entered into a lease agreement for our main office facility in San Diego, California. The lease term is three years through May 31, 2025. Our monthly base rent is $11,742 through April 30, 2025 and then increases to $12,153 for the period from May 1, 2025 to May 31, 2025.

In October 2024, we entered into a new lease agreement for our manufacturing facility in Poland. The facility is approximately 2,400 square feet and located outside of Warsaw, Poland. The lease term is for two years and expires on September 30, 2026. Our monthly base rent was $1,963 through December 31, 2024 and increased to $2,208 for the period from January 1, 2025 to September 30, 2026.

On May 13, 2024, we entered into the Softgels Purchase Agreement. For more information, please see the discussion above under - Liquidity and Capital Resources - Elevated Softgels Acquisition.

Subsequent to December 31, 2024, we entered into a new lease agreement for our Elevated Softgels business. For more information, please see Note 17, Subsequent Events, to our consolidated financial statements included in Part IV in this Annual Report.

We enter into contracts in the normal course of business with vendors and customers for product manufacturing, logistics, shipping, marketing, professional services and other services as part of our operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included as contractual commitments.

Critical Accounting Policies

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis management evaluates its critical accounting policies and estimates.

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

During the fourth quarter of 2024 and 2023, we performed our annual goodwill impairment test and determined, after performing a qualitative test of our reporting unit, that it is more likely than not that the fair value of the exceeded its carrying amount. As a result of our goodwill impairment test, we did not record a goodwill impairment charge for the years ended December 31, 2024 and 2023.

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

As a result of our intangible asset impairment test, we recorded an intangible asset impairment charge of $0.3 million for the year ended December 31, 2023. We did not record any impairment charge for the year ended December 31, 2024.

Revenue Recognition – The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, which is primarily related to our Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on our selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. We recognize revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. We accrue for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and were not material for each of the years ended December 31, 2024 and 2023. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

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

We recognize stock-based compensation as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the closing price of our stock on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is probable of being satisfied.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report does not include an attestation report of our independent registered public accounting firm on the Company’s internal controls as the Company is a non-accelerated filer and is thus not required to provide such a report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders, or the “Definitive Proxy Statement,” which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last described such procedures.

The Company has a Code of Ethics which is posted on our website at: www.cvsciences.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements

The following financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the consolidated financial statements or notes thereto.

3.
Exhibits required to be filed by Item 601 of Regulations S-K

A list of exhibits is set forth on the Exhibit Index as included in this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013

2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016

2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017

2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter	10-K	000-54677	2.4	March 29, 2024

2.5	Membership Interest Purchase Agreement, dated May 8, 2024, by and among the Company, Elevated Softgels LLC, Clayton J. Montgomery, Chirs Fagan, Andrew Kester and Timothy McGreer	10-Q	000-54677	2.1	May 15, 2024

2.6	Stock Purchase Agreement by and among the Company, Extract Labs Inc., Craig Henderson and Higher Love Wellness Company, LLC, dated November 15, 2024					X

2.7	Amendment No. 1 to Stock Purchase Agreement					X

3.1	Certificate of Incorporation of CannaVest Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013

3.2	Bylaws of CannaVest Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013

3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016	10-K	000-54677	3.3	April 14, 2016

3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016

3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017

3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.7	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	June 14, 2021

3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022

3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022

4.1	CannaVest Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013

4.2	Description of Registrant's Securities.	10-K	000-54677	4.2	April 4, 2022

4.3	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022

4.4	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022

10.1 †	2013 Equity Incentive Plan Form of Stock Option Grant Notice and Form of Stock Option Agreement.	S-8	333-199173	4.2	October 6, 2014

10.2 †	Amended and Restated 2013 Equity Incentive Plan, as amended.	8-K	000-54677	10.1	June 17, 2019

10.3 †	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.	10-Q	000-54677	10.1	November 1, 2016

10.4 †	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.	10-Q	000-54677	10.4	November 1, 2016

10.5 †	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.5	May 9, 2017

10.6 †	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona III	10-Q	000-54677	10.6	May 9, 2017

10.7 †	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.7	May 9,2017

10.8 †	Non-Qualified Stock Option Agreement, dated March 15, 2017, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.10	May 9, 2017

10.9 †	Employment Agreement, dated June 8, 2018, by and between the Company and Mr. Mona, Jr.	10-Q	000-54677	10.1	August 1, 2018

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10 †	Restricted Stock Unit Award Agreement, dated June 8, 2018, by and between the Company and Mr. Michael Mona, Jr.	10-Q	000-54677	10.2	August 1, 2018

10.11 †	Employment Agreement, dated June 23, 2021, by and between the Company and Mr. Joseph Dowling	8-K	000-54677	10.1	June 29, 2021

10.12 †	Employment Agreement, dated December 17, 2021, by and between the Company and Mr. Joerg Grasser.	8-K	000-54677	10.1	December 21, 2021

10.14 †	Amendment to amended and restated Equity Incentive Plan, as amended, dated March 30, 2022.	10-K	000-54677	10.40	April 4, 2022

10.15 †	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joseph Dowling	10-K	000-54677	10.45	March 30, 2023

10.16 †	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joerg Grasser	10-K	000-54577	10.46	March 30, 2023

10.17 †	CV Sciences, Inc. 2023 Equity Incentive Plan	8-K	000-54577	10.1	June 5, 2023

10.18 †	Form of Stock Option Grant Notice and Form of Stock Option Agreement	10-Q	000-54577	10.4	August 14, 2023

10.19	Note Purchase Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54577	10.1	July 9, 2024

10.20	Secured Promissory Note issued to Streeterville Capital, LLC dated July 3, 2024	8-K	000-54577	10.2	July 9, 2024

10.21	Security Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54577	10.3	July 9, 2024

10.22	Securities Purchase Agreement dated February 12, 2025	8-K	000-54577	10.1	February 20, 2025

10.23	Senior Secured Note Due August 12, 2026	8-K	000-54577	10.2	February 20, 2025

10.24	Security Agreement dated February 12, 2025	8-K	000-54577	10.3	February 20, 2025

10.25	Intellectual Property Security Agreement dated February 12, 2025	8-K	000-54577	10.4	February 20, 2025

19.1	Insider Trading Policy					X

21.1	Subsidiaries					X

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.					X

31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS*	Inline XBRL Instance Document**					X

101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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
Dated March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Dowling	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025
Joseph D. Dowling

/s/ Joerg Grasser	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025
Joerg Grasser

/s/ Jamie Corroon	Director	March 27, 2025
Jamie Corroon

/s/ Bill McCorkle	Director	March 27, 2025
Bill McCorkle

CV Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

CV Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CV Sciences, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has experienced recurring operating losses, negative cash flows from operations, and has limited liquid resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California

March 27, 2025

CV SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash	$454	$1,317
Accounts receivable, net	522	431
Inventory	4,897	5,655
Prepaid expenses and other	370	535
Total current assets	6,243	7,938

Property and equipment, net	399	379
Right of use assets	94	167
Intangibles, net	93	78
Goodwill	971	342
Other assets	127	296
Total assets	$7,927	$9,200

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,925	$2,309
Accrued expenses	3,424	3,422
Operating lease liability - current	83	130
Debt, net of debt discounts	677	254
Total current liabilities	6,109	6,115

Operating lease liability - net of current portion	19	58
Deferred tax liability	4	19
Other liabilities	—	105
Total liabilities	6,132	6,297

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 shares issued as of December 31, 2024 and 2023; no shares outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value $0.0001; 790,000 shares authorized; 184,264 and 161,678 shares issued and outstanding as of December 31, 2024 and 2023, respectively	18	16
Additional paid-in capital	88,773	87,464
Accumulated deficit	(86,981)	(84,587)
Accumulated other comprehensive income (loss)	(15)	10
Total stockholders' equity	1,795	2,903

Total liabilities and stockholders' equity	$7,927	$9,200

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Product sales, net	$15,705	$16,004
Cost of goods sold	8,537	8,919
Gross profit	7,168	7,085

Operating expenses:
Research and development	118	151
Selling, general and administrative	9,240	9,745
Benefit from reversal of accrued payroll taxes (Note 12)	—	(6,171)
Total operating expenses	9,358	3,725

Operating income (loss)	(2,190)	3,360
Other expense, net	212	264
Income (loss) before income taxes	(2,402)	3,096
Income tax benefit	(8)	(6)
Net income (loss)	$(2,394)	$3,102

Weighted average common shares outstanding
Basic	175,585	153,954
Diluted	175,585	153,955
Net income (loss) per share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2024	2023
Net income (loss)	$(2,394)	$3,102
Other comprehensive income:
Foreign currency translation adjustment	(25)	10
Total comprehensive income (loss)	$(2,419)	$3,112

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance - December 31, 2022	152,104	$15	$86,897	$(87,689)	$—	$(777)
Issuance of common stock for services	2,500	—	100	—	—	100
Issuance of common stock for acquisition	7,074	1	249	—	—	250
Stock-based compensation	—	—	218	—	—	218
Foreign currency translation adjustment	—	—	—	—	10	10
Net income	—	—	—	3,102	—	3,102
Balance - December 31, 2023	161,678	16	87,464	(84,587)	10	2,903
Issuance of common stock for services	5,163	—	182	—	—	182
Issuance of common stock for acquisition	17,423	2	869	—	—	871
Stock-based compensation	—	—	258	—	—	258
Foreign currency translation adjustment	—	—	—	—	(25)	(25)
Net loss	—	—	—	(2,394)	—	(2,394)
Balance - December 31, 2024	184,264	$18	$88,773	$(86,981)	$(15)	$1,795

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	For the years ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(2,394)	$3,102
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	334	235
Stock-based compensation	258	218
Amortization of debt discount	209	112
Amortization of right of use assets	122	108
Gain in fair value of contingent consideration liabilities	(188)	—
Impairment of intangible assets	—	251
Benefit from reversal of accrued payroll tax (Note 12)	—	(6,171)
Deferred taxes	(15)	(14)
Other	355	407
Change in operating assets and liabilities:
Accounts receivable, net	(84)	352
Inventory	803	1,042
Prepaid expenses and other	342	2,931
Accounts payable and accrued expenses	(603)	(320)
Net cash flows provided by (used in) operating activities	(861)	2,253

INVESTING ACTIVITIES
Purchases of property and equipment	(18)	—
Acquisition of business, net of cash acquired	(10)	(156)
Net cash flows used in investing activities	(28)	(156)

FINANCING ACTIVITIES
Proceeds from note payable	900	—
Debt issuance costs related to note payable	(5)	—
Repayment of note payable	(622)	(1,117)
Repayment of unsecured debt	(241)	(274)
Net cash flows provided by (used in) financing activities	32	(1,391)
Effect of exchange rate changes on cash	(6)	—
Net increase (decrease) in cash	(863)	706
Cash, beginning of year	1,317	611
Cash, end of year	$454	$1,317

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	For the years ended December 31,
	2024	2023
Supplemental cash flow disclosures:
Interest paid	$8	$7
Income taxes paid	$6	$—
Supplemental disclosure of non-cash transactions:
Purchase of insurance through issuance of note payable (Note 8)	$177	$259
Right of use asset financed by lease liabilities	$49	$—
Debt issuance cost for note payable	$(284)	$—
Services paid with common stock	$182	$100
Fair value of assets acquired, excluding cash	$414	$275
Liabilities assumed	(73)	(77)
Goodwill on acquisition	640	336
Common stock consideration	(871)	(250)
Holdback liability	—	(18)
Contingent consideration	(100)	(88)
Deferred tax liabilities	—	(22)
Cash paid for acquisition	$10	$156

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

The Company develops, manufactures, markets and sells herbal supplements, hemp-based cannabidiol ("CBD") and plant-based food products. The Company sells its products under tradenames, such as +PlusCBD™, +PlusCBD™ Pet, +PlusHLTH™, Cultured Foods™, and Lunar Fox™. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. In addition, subject to available capital, the Company is developing drug candidates which use CBD as a primary active ingredient.

On December 7, 2023, the Company acquired Cultured Foods Sp. z.o.o., a limited liability company organized under the laws of Poland (“Cultured Foods”). Cultured Foods is a leading European manufacturer and distributor of plant-based protein products. The Company's plant-based food products are sold under the Cultured Foods brand.

On May 13, 2024, the Company acquired Elevated Softgels LLC, a Delaware limited liability company (“Elevated Softgels”). Elevated Softgels is a manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). On December 7, 2023, the Company acquired Cultured Foods. On May 13, 2024, the Company acquired Elevated Softgels. All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk – As of December 31, 2024, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $0.3 million per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits totaled $0.2 million as of December 31, 2024. The Company has not experienced any such losses in these accounts to date, and believes that the financial institutions at which such amounts are held are stable; however, no assurance can be provided.

The Company sources its raw materials from suppliers in Europe and the U.S. One provider of legal services accounted for 28% of our outstanding accounts payable as of December 31, 2024. In addition, one supplier of shipping and fulfillment services and one supplier for online marketing services accounted for 18% and 17%, respectively, of our outstanding accounts payable as of December 31, 2023. There was no other concentration of suppliers and no concentration of accounts receivable or revenue as of and for the years ended December 31, 2024 and 2023.

Fair Value Measurements – Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of December 31, 2024 and 2023, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, as the interest rates on the debt approximates the rates available to the Company as of this date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any cash equivalents or restricted cash as of December 31, 2024 and 2023. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of December 31, 2024 and 2023.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2024 and 2023.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below under the caption Goodwill and Intangible Assets, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2024 and 2023.

Liquidity Considerations – U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the consolidated financial statement issuance and to provide related note disclosure in certain circumstances. The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2024, the Company generated negative cash flows from operations of $0.9 million and had an accumulated deficit of $87.0 million. In February 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which the Company issued and sold to the Investor a secured promissory note and received net proceeds of $1,200,000. For more information - refer to Note 17. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives, and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has determined the allowance for credit losses by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. The allowance for credit losses as of December 31, 2024 and 2023 was not material.

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. Cost includes costs directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, manufacturing overhead, shipping and depreciation of manufacturing equipment and production facilities. Manufacturing overhead includes payroll, employee benefits, utilities, maintenance and property taxes. Total shipping and handling costs were $1.7 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively, and are recorded in cost of goods sold.

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

Impairment of Long-Lived Assets – In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the assets are expected to generate. If the carrying amount of an asset is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. As of December 31, 2024 and 2023, the Company determined that long-lived assets were not impaired.

Segments – Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is its Chief Executive Officer, in deciding how to allocate resources and in assessing performance. As such, the Company has one operating segment, which is the business of hemp-based CBD wellness products. The majority of the Company's long-lived assets are located in the United States and substantially all revenue is attributed to customers and consumers based in the United States.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fourth quarter of 2024 and 2023, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company determined that no triggering event had occurred to necessitate performing the quantitative impairment test. As a result, the Company did not record any goodwill impairment charges for the years ended December 31, 2024 and 2023.

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company has definite life intangible assets consisting of trademarks and customer relationships acquired from Cultured Foods and customer relationships acquired from Elevated Softgels. In addition, the Company had in-process research & development (“IPR&D”) with an indefinite life from a prior acquisition. IPR&D is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. Until such time as the projects are either completed or abandoned, the Company tests those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on drug development activities, and overall financial performance. If impairment indicators are present as a result of the Company's qualitative assessment, the Company will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as current Company market capitalization. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists.

The Company completed its annual impairment assessment during the fourth quarter of 2024 and 2023. The Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the IPR&D for determining whether it is more likely than not that the IPR&D asset is impaired. After assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determined that it is more likely than not that the IPR&D asset is impaired. As such, the Company has estimated the fair value of the IPR&D and performed the quantitative impairment test. Based on the quantitative impairment test, the Company determined that its IPR&D is impaired by $0.3 million for the year ended December 31, 2023.

The Company reviews intangible assets that have definite lives whenever an event or change in circumstances indicate that the carrying value of the asset may not be recoverable. The Company did not identify any triggering event during the year ended December 31, 2024. As such, no intangible asset impairment charge was recorded during the year ended December 31, 2024.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition – The majority of the Company's revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of its products. Net sales reflect the transaction prices for these contracts based on the Company's selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. The Company recognizes revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. The Company accrues for estimated sales returns by customers based on historical sales return results. The computation of the sales return and other allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers was not material for the years ended December 31, 2024 and 2023. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024		2023
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$8,768	55.8%	$9,178	57.3%
E-Commerce sales (B2C)	6,937	44.2%	6,826	42.7%
Product sales, net	$15,705	100.0%	$16,004	100.0%

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

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development and consulting service fees. Research and development expense was $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its products. Advertising costs of $0.5 million and $1.1 million were expensed as incurred during each of the years ended December 31, 2024 and 2023, respectively.

Common Stock Warrants - The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company assesses classification of its common stock warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consist of warrants to purchase common stock that were issued in connection with its convertible preferred stock. The Company evaluated these warrants to assess their proper classification, and determined that the common stock warrants meet the criteria for equity classification in the accompanying consolidated balance sheets.

Stock-Based Compensation – Certain employees, officers, directors, and consultants of the Company participate in various long-term incentive plans that provide for granting stock options, restricted stock awards, restricted stock units, stock bonus awards and performance-based awards. Stock options generally vest in equal increments over a

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2024 and 2023, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions.

Foreign Currency – The Company translates the assets and liabilities of its foreign subsidiary into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions during the years ended December 31, 2024 and 2023 (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in ASU 2023-06 are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. ASU 2023-06 has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Taxes Disclosures” (“ASU 2023-09”), which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments in this update is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November of 2024, FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the CODM, expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements, but it did require increased disclosures within the notes to the Company's consolidated financial statements.

3.
INVENTORY

Inventory as of December 31, 2024 and 2023 was comprised of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$2,581	$2,892
Work in process	649	1,181
Finished goods	1,667	1,582
	$4,897	$5,655

Additions to the inventory provision for the years ended December 31, 2024 and 2023 were not material. The Company had inventory outside the United States of $0.1 million as of December 31, 2024 and 2023.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.
PROPERTY AND EQUIPMENT

Property and equipment, net, as of December 31, 2024 and 2023 were as follows (in thousands):

		December 31,
	Useful Lives	2024	2023
Office furniture and IT equipment	3 - 5 years	$1,393	$1,393
Tenant improvements	*	78	—
Machinery and equipment	7 years	283	37
Construction in progress		10	—
		1,764	1,430
Less: accumulated depreciation		(1,364)	(1,051)
Translation adjustment		(1)	—
		$399	$379

* Tenant improvements are amortized over the lesser of the remaining term of the related lease or the estimated useful life of the tenant improvements.

Depreciation expense for the years ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively.

5.
ACQUISITIONS

Cultured Foods

On December 7, 2023, the Company acquired all issued and outstanding equity interests of Cultured Foods. Cultured Foods manufactures and distributes plant-based food products. Cultured Foods is based in Poland. This acquisition provided the Company with growth opportunities in both plant-based food products and distribution of supplements products into Europe.

The acquisition closed on December 7, 2023 and, accordingly, the consolidated statements of operations and comprehensive income (loss) included Cultured Foods' results of operations for the period from December 7, 2023 through December 31, 2023 and for the year ended December 31, 2024. As a result of the business combination, acquisition costs of $0.1 million were expensed as incurred during the year ended December 31, 2023.

The following table outlines the total consideration transferred as of the acquisition date (in thousands):

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

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Cultured Foods selling shareholder additional consideration contingent on achievement of certain annual revenue results of Cultured Foods in 2024. During the year ended December 31, 2024, the Company adjusted its previously recorded accrual of $88,000 for the earn-out provision, as the revenues of Cultured Foods did not trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the year ended December 31, 2024, the Company recorded the change in fair value of the earn-out subsequent to the acquisition date of $88,000 in selling, general and administrative expense. The valuation and purchase price allocation for the Cultured Foods acquisition has been finalized.

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

The acquisition closed on May 13, 2024 and, accordingly, the consolidated statements of operations and comprehensive income (loss) included Elevated Softgels' results of operations for the period from May 13, 2024 through December 31, 2024. As a result of the business combination, acquisition costs of $13,704 were expensed as incurred during the year ended December 31, 2024.

The following table outlines the total consideration transferred as of the acquisition date (in thousands):

Cash	$41
Common shares	871
Earn-out	100
Total consideration transferred	$1,012

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities assumed as of the acquisition date, updated for certain measurement adjustments (in thousands):

Cash	$31
Inventories	49
Intangible assets	38
Other non-current assets	11
Fixed assets	316
Goodwill	640
Total assets	1,085

Accounts payable and accrued liabilities	73
Total liabilities	73
Net assets acquired	$1,012

The fair value of acquired intangible assets were determined using a forecasted cash flow approach. Acquired intangible assets consists of customer relationships. The Company assigned a 5-year useful life to the acquired intangible assets. The Company determined that Elevated Softgels carrying costs approximates fair value for all other acquired assets and assumed liabilities.

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Elevated Softgels' selling equityholders additional consideration contingent on achievement of certain net revenue of Elevated Softgels for the 12-months period starting on May 13, 2024. During the year ended December 31, 2024, the Company adjusted its previously recorded accrual of $100,000 for the earn-out provision, as the revenue of Elevated Softgels are expected to be insufficient to trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the year ended December 31, 2024, the Company recorded the change in fair value of the earn-out subsequent to the acquisition date of $100,000 in selling, general and administrative expense. In addition, during the year ended December 31, 2024, the Company adjusted certain estimated fair values of acquired assets and assumed liabilities through goodwill. The valuation and purchase price allocation for the Elevated Softgels acquisition remains preliminary and will be finalized no later than one year after the acquisition date. As of the date of this Annual Report, management is still in the process of evaluating the estimated fair value of the consideration transferred. In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill. Management's analysis of these items has not yet been completed because of the inherent complexities of estimating fair values. Therefore, the business combination amounts presented were determined by management based on its consideration of all currently available information; however, management has not fully completed it business combination analysis and such amounts must be considered provisional amounts.

6.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2022:	$—
Acquisition of Cultured Foods	334
Translation adjustment	8
Balance - December 31, 2023:	342
Acquisition of Elevated Softgels	640
Translation adjustment	(11)
Balance - December 31, 2024:	$971

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. After performing a qualitative test the Company concluded that it was more likely than not that the fair value of the reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment and the quantitative impairment test was not performed. The Company did not record any goodwill impairment charges for the years ended December 31, 2024 and 2023.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	December 31, 2024	December 31, 2023
Gross carrying amount	$116	$78
Accumulated amortization	(22)	(1)
Translation adjustment	(1)	1
Net carrying amount	$93	$78

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	In-process research and development	Trade names	Customer relationships	Total
Balance - December 31, 2022:	$251	$—	$—	$251
Impairment	(251)	—	—	(251)
Acquisition of Cultured Foods	—	52	26	78
Amortization	—	(1)	—	(1)
Translation adjustments	—	1	—	1
Balance - December 31, 2023:	—	52	26	78
Acquisition of Elevated Softgels	—	—	38	38
Amortization	—	(11)	(10)	(21)
Translation adjustments	—	(1)	(1)	(2)
Balance - December 31, 2024:	$—	$40	$53	$93

During the year ended December 31, 2023, the Company evaluated, on the basis of the weight of the evidence, the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of the IPR&D for determining whether it is more likely than not that the IPR&D asset was impaired. After assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determined that it was more likely than not that the IPR&D asset was impaired. As such, the Company has estimated the fair value of the IPR&D and performed the quantitative impairment test. Based on the quantitative impairment test, the Company determined that its IPR&D was impaired by $0.3 million. As a result, the Company recorded this impairment to reduce its intangible assets on its consolidated balance sheet as of December 31, 2023 and recorded the corresponding impairment expense, which was included in selling, general and administrative expense in the Company's consolidated statements of operations for the year ended December 31, 2023. There was no impairment charge for the year ended December 31, 2024.

The Company did not incur costs to renew or extend the term of acquired intangible assets for the years ended December 31, 2024 and 2023. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.
ACCRUED EXPENSES

Accrued expenses as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Accrued payroll tax - Mona (Note 12)	$522	$522
Accrued payroll expenses	1,479	1,388
Other accrued liabilities	1,423	1,512
	$3,424	$3,422

8.
DEBT

Debt as of December 31, 2024 and 2023was as follows (in thousands):

	December 31,
	2024	2023
Note payable, net of discount and costs	$538	$—
Insurance financing	139	204
Cultured Foods note payable (Note 5)	—	50
Total debt	$677	$254

Note Payable

2024 Streeterville Note

In July 2024, the Company entered into a new note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note (the “2024 Streeterville Note”) in the original principal amount of $1.2 million. The 2024 Streeterville Note carries an original issuance discount of $283,500. The Company incurred additional debt issuance costs of $5,000. As a result, the Company received aggregate net proceeds of approximately $0.9 million in connection with the sale and issuance of the 2024 Streeterville Note. The 2024 Streeterville Note was scheduled to mature on July 3, 2025 and the Company was required to make weekly repayments in the amount of $22,856 until the 2024 Streeterville Note was paid in full. In the event the Company repaid the 2024 Streeterville Note in full on or before December 31, 2024, the Company would have received a $75,000 discount from the outstanding balance.

No interest will accrue on the 2024 Streeterville Note until an occurrence of an Event of Default, as defined in Section 4 of the 2024 Streeterville Note, if ever. The 2024 Streeterville Note was secured by all of the Company’s assets as set forth in the Security Agreement dated July 3, 2024. The Company made principal payments to Streeterville of $0.6 million during the year ended December 31, 2024.

In February 2025, the Company repaid the entire outstanding balance of the 2024 Streeterville Note and entered into a new note with an institutional investor. For more information - refer to Note 17.

2022 Streeterville Note

In August 2022, the Company entered into a note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note (the “2022 Streeterville Note”) in the original principal amount of $2.0 million. The 2022 Streeterville Note carried an original issuance discount of $400,000. The Company incurred additional debt issuance costs of $23,000. As a result, the Company received aggregate net proceeds of approximately $1.6 million in connection with the sale and issuance of the 2022 Streeterville Note. The 2022 Streeterville Note was scheduled to mature on May 19, 2023 and the Company was required to make weekly repayments to Streeterville on the note in the following amounts: (a) $40,000 for the first 8 weeks after issuance; and (b) $56,000 thereafter until the 2022 Streeterville Note was paid in full.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Insurance Financing

In October 2024, the Company entered into a finance agreement with First Insurance Funding (“First Insurance”) in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million and incurs interest at a rate of 8.42% per annum. The Company is required to make monthly payments of $20,396 from November 2024 through July 2025. The outstanding balance as of December 31, 2024 is $0.1 million.

In November 2023, the Company entered into a finance agreement with First Insurance in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.3 million, which incurred interest at a rate of 8.42% per annum. The Company was required to make monthly payments of $29,781 from November 2023 through July 2024. The Company had an outstanding balance of $0.2 million as of December 31, 2023. There was no outstanding balance as of December 31, 2024.

Cultured Foods Note Payable

The Company assumed the outstanding note payable of Cultured Foods. The note was payable to the prior owner of Cultured Foods and was due within the next 12 months. The note carried an interest rate of 9% per annum. During the year ended December 31, 2024, the Company repaid the entire outstanding amount of the note payable including interest.

9.
STOCKHOLDERS EQUITY

Common Stock

As of December 31, 2024 and 2023, the Company had 184,264,000 and 161,678,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company issued 5,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company. In accordance with the agreement, the Company issued 1,550,000 and 2,500,000 additional shares of common stock to the vendor during the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company issued 3,613,000 shares of common stock to another vendor as compensation for strategic advisory services provided to the Company. In accordance with the agreement, the issued shares vest over a six month period from the date of the agreement.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following represents a summary of the warrants outstanding as of December 31, 2024 and 2023:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	December 31, 2024	December 31, 2023
March 30, 2022	Equity	$0.1000	June 6, 2025	10,000,000	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	750,000	750,000
				10,750,000	10,750,000

10.
STOCK-BASED COMPENSATION

As of December 31, 2022, there were 30,976,000 shares authorized for issuance under the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). On June 11, 2019, the Company’s stockholders approved an amendment to the 2013 Plan to add an automatic “evergreen” provision regarding the number of shares to be annually added to the 2013 Plan. As a result, for as long as the 2013 Plan remained in effect, the number of shares of common stock that would be automatically added to the 2013 Plan on January 1 of each year during the term of the plan, starting with January 1, 2020, was the lesser of: (a) 4% of the total shares of the Company’s common stock outstanding on December 31st of the prior year, (b) 4,000,000 shares of the Company’s common stock, or (c) a lesser number of shares of the Company’s common stock as determined by the Company’s Board of Directors. On January 1, 2023, the Company added 4,000,000 shares of the Company's common stock to the 2013 Plan pursuant to the evergreen provision, resulting in a total of 34,976,000 shares authorized for issuance under the 2013 Plan.

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

On June 1, 2023, the Company's shareholders approved the adoption of the new 2023 Equity Incentive Plan (the “2023 Plan”), and the Company adopted the 2023 Plan. The 2023 Plan has a term of 10 years. The number of shares of the Company's common stock authorized for issuance under the 2023 Plan was initially 34,976,000 shares, which number shall automatically increase on January 1 of each fiscal year (for a period of ten years after adoption of the 2023 Plan) during the term of the 2023 Plan, commencing on January 1, 2024, by the lesser of (a) 4% of the total shares of the Company's common stock outstanding on December 31st of the prior year, and (b) a lesser number of the Company's common stock as determined by the Company's Board of Directors. As of December 31, 2024, the Company had 20,626,000 authorized but unissued shares reserved for issuance under the 2023 Plan. On January 1, 2025, the Company added 7,370,547 shares to the 2023 Plan.

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

The Company recognized stock-based compensation expense of $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Subsequent to December 31, 2024, the Company issued an aggregate of 14,950,000 stock options to employees and directors with an exercise price of $0.04 per share.

As of December 31, 2024, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	24,435	$0.32	4.4	$6
Granted	14,100	0.05	—	—
Exercised	—	—	—	—
Forfeited	(11,712)	0.42	—	—
Outstanding - December 31, 2024	26,823	0.14	8.4	—
Exercisable - December 31, 2024	11,705	0.25	7.3	—
Vested or expected to vest - December 31, 2024	26,823	$0.14	8.4	$—

The Company has established performance milestones in connection with the drug development efforts for its lead drug candidate CVSI-007. As of December 31, 2024, there were 6,750,000 remaining unvested stock options granted to Michael Mona Jr. (“Mona”) outside of the 2013 Plan and 2023 Plan which are not included in the table above. These stock options vest upon the completion of future performance conditions (refer to Note 12).

There were no stock option exercises during the years ended December 31, 2024 and 2023.

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	For the years ended December 31,
	2024	2023
Volatility	138.1%	132.1%
Risk-Free Interest Rate	4.3%	3.9%
Expected Term (in years)	5.75	5.75
Dividend Rate	0.0%	0.0%
Fair Value Per Share on Grant Date	$0.05	$0.04

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the years ended December 31,
	2024	2023
Numerator:
Net income (loss)	$(2,394)	$3,102
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	175,585	153,954
Dilutive potential common stock outstanding:
Stock options	—	1
Weighted average common shares outstanding for diluted	175,585	153,955
Basic net income (loss) per share	$(0.01)	$0.02
Diluted net income (loss) per share	$(0.01)	$0.02

The following common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effect were anti-dilutive (in thousands):

	For the years ended December 31,
	2024	2023
Stock options	26,823	20,185
Performance stock options	6,750	11,000
Warrants	10,750	10,750
Total	44,323	41,935

12.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona, and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company acknowledged that Mona’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona’s Employment Agreement) and agreed to extend the deadline for Mona’s exercise of his stock options for a period of five years. In exchange, Mona agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options) and 6,750,000 of these stock options have not vested as of December 31, 2024. The Company and Mona also agreed to mutually release all claims arising out of and related to Mona’s resignation and separation from the Company. As a result of Mona's Restricted Stock Unit Award Agreement, the Company recorded stock-based compensation expense related to (i) the accelerated vesting of the RSU's of $5.1 million and (ii) due to the Settlement Agreement's modification of certain stock options of $2.7 million during the year ended December 31, 2019. During the year ended December 31, 2024, the Company cancelled 11,300,000 fully vested outstanding stock options of Mona with a weighted average exercise price of $0.42 per share, as these stock options remained unexercised and the deadline to exercise these stock options lapsed.

In addition, 2,950,000 shares of stock were issued to Mona upon the vesting and settlement of the RSU's. The settlement of the RSU's by the payment of shares was treated as taxable compensation to Mona and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the settlement of the RSU's) or included in the original Company’s payroll tax filing. The compensation was subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes was $0.2 million and was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU settlement to the taxing authorities and included the amount in Mona's W-2 for 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable to the taxing authorities and thus has continued to reflect this liability on its consolidated balance

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sheet through December 31, 2022 in an amount of $6.7 million, which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expenses and other on the consolidated balance sheet. The deadline to file and pay personal income taxes for 2019 with extensions was on October 15, 2020. To date, notwithstanding repeated requests from the Company, Mona has not provided to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019, and Mona has recently confirmed that he has not paid his personal income tax for 2019. As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability would have been relieved once the tax amount was paid by Mona and the Company had received the required taxing authority documentation from Mona. If the tax amount was not paid by Mona, the Company could have been liable for such tax due.

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

On December 3, 2019, Michelene Colette and Leticia Shaw filed a putative class action complaint in the Central District of California, alleging the labeling on the Company’s products violated the Food, Drug, and Cosmetic Act of 1938 (the “Colette Complaint”). On February 6, 2020, the Company filed a motion to dismiss the Colette Complaint. Instead of opposing the Company's motion, plaintiffs elected to file an amended complaint on February 25, 2020. On March 10, 2020, the Company filed a motion to dismiss the amended complaint. The court issued a ruling on May 22, 2020 that stayed this proceeding in its entirety and dismissed part of the amended complaint. The court's order stated that the portion of the proceeding that is stayed will remain stayed until the U.S. Food and Drug Administration (the “FDA”) completes its rulemaking regarding the marketing, including labeling, of CBD ingestible products. However, on January 26, 2023, the FDA announced that it does not intend to pursue rulemaking allowing the use of cannabidiol

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products in dietary supplements or conventional foods. As a result, on February 13, 2023, Plaintiffs filed a status report with the court asking to have the stay lifted. The Company filed a written opposition. The court has taken no action since Plaintiffs filed that status report, and the case remains stayed pursuant to the court's original order.

On November 5, 2021, Mona filed a complaint against the Company in Nevada state court seeking to recover federal and state taxes from the Company associated with the RSU release in 2019 - refer also to Note 13. Related Parties, for further information. On December 22, 2021, the Company filed a motion to dismiss the complaint. On September 12, 2022, the court denied the motion to dismiss the case. On November 3, 2022, the court ordered the case into arbitration. On December 6, 2022, Mona filed a demand for arbitration against the Company and its officers with the American Arbitration Association (the “AAA”). On January 31, 2023, the Company and management filed a case in the San Diego Superior Court for declaratory relief, seeking to enjoin the arbitration on the grounds that Mona is barred from proceeding with the arbitration under the doctrines of res judicata and judicial estoppel based on the position that Mona took against the Company in a prior arbitration. On February 2, 2023, the AAA stayed the arbitration for 60 days. On February 14, 2023, the Company filed a motion for preliminary injunction to enjoin Mona from proceeding with the arbitration. The preliminary injunction motion was scheduled for hearing on October 20, 2023. On March 20, 2023, the Company sought a temporary restraining order to enjoin Mona from proceeding with the arbitration, which the court denied. After the denial of the temporary restraining order, the Company withdrew its motion for preliminary injunction. On April 5, 2023, the AAA informed the parties that the stay issued on February 2, 2023 had been lifted. On April 28, 2023, the AAA appointed an arbitrator for the matter. On June 6, 2023, the Company's officers filed a motion to dismiss the claims in the arbitration against them, arguing that they are not party to an agreement with Mona to arbitrate. On July 6, 2023, the Arbitrator issued an order scheduling the hearing on the merits for April 8 through April 12, 2024. On September 12, 2023, the Arbitrator granted in part and denied in part the motion to dismiss the Company's officers, requiring the case to proceed to a hearing on the merits. The hearing on the merits began on April 8, 2024, and the Arbitrator heard five days of testimony. The hearing resumed on May 21, 2024 and concluded on May 23, 2024. On November 20, 2024, the Company received the final arbitration award from the AAA finding against Mona on all claims for relief and in favor of the Company and management and holding that Mona shall take nothing from the arbitration.

On February 12, 2025, the Company initiated an arbitration with JAMS asserting claims against its long-time legal counsel, Procopio, Cory, Hargreaves & Savitch LLP, and a former partner of that firm, who the Company had regarded as its general counsel (together “Procopio”). For more information refer to Note 17.

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

In October 2024, the Company entered into a new lease agreement for its manufacturing facility in Poland. The facility is approximately 2,400 square feet and located outside of Warsaw, Poland. The lease term is for two years and expires on September 30, 2026. Based on the present value of the lease payments, the Company recognized an operating lease asset and lease liability for operating leases of $0.1 million on October 1, 2024.

The operating lease is included in "Right of use assets" on the Company's December 31, 2024 and 2023 Consolidated Balance Sheets, and represents the Company's right to use the underlying asset for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's December 31, 2024 and 2023 Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. As of December 31, 2024, the Company had operating lease obligations

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and operating lease assets of $0.1 million related to its facilities. The Company recognized total lease costs of $0.1 million for each of the years ended December 31, 2024 and 2023. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were $0.1 million during the year ended December 31, 2024.

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

December 31, 2024
Weighted-average remaining lease term (in months)	7.76
Weighted-average discount rate	6.6%

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

Year ending December 31,
2025	85
2026	20
Total	105
Less: imputed interest	(3)
Total lease liabilities	$102
Operating lease liability - current	$83
Operating lease liability - net of current portion	19
Total operating lease liability	$102

Subsequent to December 31, 2024, the Company entered into a new lease agreement for its Elevated Softgels business - refer to Note 17.

15.
INCOME TAXES

For the years ended December 31, 2024 and 2023, pretax income (loss) was attributable to the following jurisdictions (in thousands):

	For the years ended December 31,
	2024	2023
Domestic operations	$(2,141)	$3,114
Foreign operations	(261)	(18)
Total	$(2,402)	$3,096

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax benefit for the years ended December 31, 2024 and 2023 was comprised of the following (in thousands):

	For the years ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	7	8
Foreign	—	—
Total current tax expense	7	8
Deferred:
Federal	4	(11)
State	—	—
Foreign	(19)	(3)
Total deferred tax benefit	(15)	(14)
Income tax benefit	$(8)	$(6)

A reconciliation of the expected income tax benefit at the federal statutory rate of 21% for the years ended December 31, 2024 and 2023, and the income tax benefit reported in the consolidated financial statements is as follows:

	For the years ended December 31,
	2024		2023
	Amount	% of pretax income (loss)	Amount	% of pretax income (loss)
	(in thousands)		(in thousands)
Income tax expense (benefit) at federal statutory rate	$(505)	21.0%	$651	21.0%
State taxes, net of federal effect	(141)	5.8%	182	5.9
Other permanent differences	(19)	0.8%	33	1.1
Stock-based compensation	4,047	(168.4)%	420	13.5
NOL adjustments and other true-ups	(22)	0.9%	(640)	(20.6)
Other	24	(1.0)%	8	0.2
Decrease in valuation allowance	(3,392)	141.2%	(660)	(21.3)
Income tax benefit	$(8)	0.3%	$(6)	(0.2)%

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$11,337	$10,804
Business credit carryforwards	930	939
Intangible assets	281	413
Stock-based compensation	101	4,075
Change to inventory	47	52
Operating lease liabilities	16	51
Accruals and reserves	656	565
Other	301	247
	13,669	17,146
Deferred tax liabilities:
Operating lease assets	(14)	(45)
Property and equipment	(28)	(97)
	(42)	(142)
Valuation allowance	(13,631)	(17,023)
Net deferred tax liabilities	$(4)	$(19)

The valuation allowance decreased by $3.4 million and $0.7 million for the year ended December 31, 2024 and 2023.

Deferred tax assets and liabilities are provided for significant revenue and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible profits. As of December 31, 2024 and 2023, the Company established valuation allowances equal to the full amount of its deferred tax assets, net of certain tax liabilities, due to the uncertainties regarding the realization of the deferred tax assets in future years.

As of December 31, 2024, the Company had federal, California, and other state net operating loss (“NOL”) carryforwards of $41.8 million, $28.9 million, and $8.3 million, respectively, which are available to offset future taxable income. Federal NOL carryforwards arising after 2017 of $34.5 million do not expire. Federal NOL carryforwards arising before 2018 of $7.2 million expire from 2036 to 2037. California NOL carryforwards of $28.9 million expire from 2036 to 2043. Other state NOL carryforwards of $8.3 million have various expirations from 2036 to 2043.

As of December 31, 2024, the Company had federal and California R&D credit carryforwards of approximately $0.7 million and $0.4 million, respectively, which are available to offset future taxable income. Federal R&D credit carryforwards expire from 2036 to 2041. California R&D credit carryforwards do not expire.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2024 and 2023 is provided in the following table (in thousands):

	2024	2023
Balance as of January 1:	$170	$172
Increase in current year positions	—	—
Increase in prior year positions	—	—
Decrease in prior year positions	(2)	(2)
Balance as of December 31:	$168	$170

16.
SEGMENT DATA

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company manages its operations as a single operating and reportable segment, which is the production and sale of nutraceuticals and plant-based foods. As internal reporting is based on the consolidated results, the Company has identified one reporting and reportable segment. The CODM uses net income (loss) and cash flow information in the budget and forecasting process and considers budget-to-actual variances on a regular basis when making decisions about the allocation of operating and capital resources. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies - refer to Note 2. The Company's CODM is the Chief Executive Officer.

The Company's reportable segment product sales, net and net income (loss) for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	For the Years Ended December 31,
	2024	2023
Product sales, net	$15,705	$16,004
Cost of goods sold	8,537	8,919
Gross profit	7,168	7,085

Operating expenses:
Research and development expense	118	151
Sales expense	3,166	3,065
Marketing expense	2,088	2,940
General and administrative expense	3,986	3,740
Benefit from reversal of accrued payroll taxes	—	(6,171)
Total operating expenses	9,358	3,725

Operating income (loss)	(2,190)	3,360
Other expense, net	212	264
Income (loss) before income taxes	(2,402)	3,096
Income tax benefit	(8)	(6)
Net income (loss)	$(2,394)	$3,102

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.
SUBSEQUENT EVENTS

Note Payable

In February 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which the Company issued and sold to the Investor a secured promissory note in the original principal amount of $1,600,000 (the “Note”). The Note carries an original issuance discount of $400,000 and the Company agreed to pay $10,000 to the Investor to cover legal fees. The original issuance discount was deducted from the proceeds of the Note received by the Company which resulted in a purchase price received by the Company of $1,200,000.

The Note is due and payable on August 12, 2026 and the Company is required to make monthly repayments to the Investor of $106,667 starting on June 12, 2025. The Company can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repays the Note in full on or before August 12, 2025, the Company will receive a $100,000 discount from the outstanding balance. The Note is secured by all of the Company's assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor on February 12, 2025. the Company's obligations under the Note are guaranteed by each of the Company's subsidiaries. No interest will accrue on the Note unless and until an occurrence of an event of default, as defined in the Note.

Leases

In February 2025, the Company entered into a new lease agreement for its existing Elevated Softgels manufacturing facility. The facility is approximately 7,200 square feet and located in Grand Junction, Colorado. The lease term is for one year, with two one year renewal periods. The total lease obligation over the estimated lease term of two years is approximately $0.2 million.

Commitment and Contingencies

On February 12, 2025, the Company initiated an arbitration with JAMS asserting claims against its long-time legal counsel, Procopio. The Company’s engagement agreement with Procopio requires the resolution of such disputes through arbitration. Procopio provided the Company legal advice and guidance on when Mona would recognize W-2 income and be subject to payroll and income tax withholding resulting from the settlement of RSU's previously awarded to Mona. According to Procopio, because Mona was then an insider within the meaning of Section 16(b) of the Securities Exchange Act of 1934 and he was subject to suit and disgorgement of short-swing profits if he sells stock within six months of the settlement date of the RSU's, Mona does not recognize W-2 income on the settlement date and that Mona would recognize W-2 income and be subject to tax withholding upon the expiration of the six month period under Section 16(b). Consequently, the Company issued to Mona a share certificate evidencing his ownership of shares of the Company’s stock then valued at more than $13 million that Mona constructively received upon the settlement of his RSU's without withholding taxes. After Mona received the certificate, without acknowledging its prior advice and guidance, Procopio changed its prior advice and advised the Company that tax withholding was required as of the settlement date. Procopio continued to represent the Company to resolve the lack of withholding, address the fallout therefrom, report the same in its periodic reports filed with the SEC and numerous other legal matters. The Company disclosed the lack of withholding in its Form 10-Q for the quarter ended, March 31, 2019, and in subsequent quarterly and annual reports. The Company has also disclosed in its prior reports filed with the SEC that the lack of withholding has been the subject of multiple legal proceedings, the most recent of which involved a case brought by Mona against the Company that was resolved in November 2024 in the Company’s favor in a binding arbitration. After that case was submitted to the arbitrator for decision, the Company sought to address with Procopio the legal advice and guidance it provided. Procopio responded by terminating the Company as a client on January 10, 2025, ending the Company’s 12-year relationship with Procopio as its legal counsel. The Company seeks to recover damages from Procopio resulting from its reliance on Procopio’s advice and guidance, including fees and expenses paid to Procopio and other professionals, expenses incurred by the Company and other harm to it.

Acquisitions

On November 21, 2024, the Company announced that it entered into a definitive stock purchase agreement (the “Purchase Agreement") by and among the Company, Extract Labs Inc., a Colorado corporation (“Extract Labs”),

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Craig Henderson (“Henderson”) and Higher Love Wellness Company, LLC (“Higher Love”) and together with Extract Labs, Henderson, and Higher Love the “Sellers” to purchase all of the outstanding shares of Extract Labs from the Sellers. Disclosure of the terms and conditions of the Purchase Agreement that are material to the Company was included in Item 1.01 of the Company's Current Report on Form 8-K filed with the SEC on November 21, 2024.

On February 5, 2025, the Company received an electronic mail message from Henderson indicating that the Sellers were unable to move forward with the closing under the Purchase Agreement due to the alleged failure to receive a bank consent and were apparently terminating the Purchase Agreement. The Company disputes the Sellers' right to terminate the Purchase Agreement and the Company reserves all of its rights under the Purchase Agreement. The Company is presently evaluating its options related to the Sellers' purported termination of the Purchase Agreement.