Form 10-Q
period 2025-03-31
CV Sciences, Inc.
filed 2025-05-14
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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

As of May 11, 2025, the issuer had 184,263,663 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CV SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$812	$454
Accounts receivable, net	430	522
Inventory	4,368	4,897
Prepaid expenses and other	353	370
Total current assets	5,963	6,243

Property and equipment, net	364	399
Right of use assets	257	94
Intangibles, net	90	93
Goodwill	988	971
Other assets	99	127
Total assets	$7,761	$7,927

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,496	$1,925
Accrued expenses	2,846	3,424
Current portion of operating lease liability	140	83
Current portion of long-term debt, net of debt issuance costs	770	677
Total current liabilities	5,252	6,109

Operating lease liability	115	19
Debt, net of debt issuance costs	498	—
Deferred tax liability	4	4
Total liabilities	5,869	6,132

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of March 31, 2025 and December 31, 2024; and no shares outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of March 31, 2025 and December 31, 2024; 184,264 shares issued and outstanding as of March 31, 2025 and December 31, 2024	18	18
Additional paid-in capital	88,951	88,773
Accumulated deficit	(87,090)	(86,981)
Accumulated other comprehensive income (loss)	13	(15)
Total stockholders' equity	1,892	1,795

Total liabilities and stockholders' equity	$7,761	$7,927

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Product sales, net	$3,606	$4,002
Cost of goods sold	1,948	2,149
Gross profit	1,658	1,853

Operating expenses:
Research and development	30	36
Selling, general and administrative	2,139	2,437
Benefit from reversal of accrued payroll taxes (Note 12)	(522)	—
Total operating expenses	1,647	2,473

Operating income (loss)	11	(620)

Gain on extinguishment of debt	(38)	—
Other expense, net	151	2
Loss before income taxes	(102)	(622)
Income tax expense	7	6
Net loss	$(109)	$(628)

Weighted average common shares outstanding, basic and diluted	184,264	163,075

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net loss	$(109)	$(628)
Other comprehensive income (loss):
Foreign currency translation adjustment	28	(5)
Total comprehensive loss	$(81)	$(633)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	184,264	$18	$88,773	$(86,981)	$(15)	$1,795
Vesting of common stock for services	—	—	60	—	—	60
Stock-based compensation	—	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(109)	—	(109)
Balance at March 31, 2025	184,264	$18	$88,951	$(87,090)	$13	$1,892

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	161,678	$16	$87,464	$(84,587)	$10	$2,903
Issuance of common stock for services	1,550	—	62	—	—	62
Stock-based compensation	—	—	30	—	—	30
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Net loss	—	—	—	(628)	—	(628)
Balance at March 31, 2024	163,228	$16	$87,556	$(85,215)	$5	$2,362

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(109)	$(628)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	82	63
Stock-based compensation	118	30
Amortization of debt discount	149	—
Amortization of right of use assets	52	28
Gain on debt extinguishment	(38)	—
Benefit from reversal of accrued payroll tax (Note 12)	(522)	—
Other	80	108
Change in operating assets and liabilities:
Accounts receivable, net	100	(70)
Inventory	536	(102)
Prepaid expenses and other	18	109
Accounts payable and accrued expenses	(547)	(56)
Net cash flows used in operating activities	(81)	(518)

INVESTING ACTIVITIES
Purchases of property and equipment	(40)	—
Net cash flows used in investing activities	(40)	—

FINANCING ACTIVITIES
Proceeds from note payable	1,200	—
Debt issuance costs related to note payable	(82)	—
Repayment of note payable	(579)	(50)
Repayment of unsecured debt	(59)	(86)
Net cash flows provided by (used in) financing activities	480	(136)
Effect of exchange rate changes on cash	(1)	(1)
Net increase (decrease) in cash	358	(655)
Cash, beginning of period	454	1,317
Cash, end of period	$812	$662

Supplemental cash flow disclosure:
Interest paid	$2	$4
Income taxes paid	$—	$6

Supplemental disclosures of non-cash transactions:
Services paid with common stock	$60	$62
Right of use asset financed by lease liabilities	$212	$—
Debt issuance cost for note payable	$(400)	$—

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

Description of Business - The Company develops, manufactures, markets and sells herbal supplements, hemp-based cannabidiol ("CBD") and plant-based food products. The Company sells its products under tradenames, such as +PlusCBD™, +PlusCBD™Pet, +PlusHLTH™, Cultured Foods™, and Lunar Fox™. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. In addition, subject to available capital, the Company is developing drug candidates which use CBD as a primary active ingredient.

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

Basis of Presentation - The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. On December 7, 2023, the Company acquired Cultured Foods and on May 13, 2024, the Company acquired Elevated Softgels, both of which are now wholly owned subsidiaries of the Company. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated negative cash flows from operations of $0.1 million for the three months ended March 31, 2025 and had an accumulated deficit of $87.1 million as of March 31, 2025. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

In February 2025, the Company received net proceeds of $1.2 million under a secured promissory note with an institutional investor - refer to Note 6 for more information.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of March 31, 2025 and December 31, 2024, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of March 31, 2025 and December 31, 2024, as the interest rates on the debt approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2025 and December 31, 2024.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2025 and December 31, 2024.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below in Note 3. Acquisitions, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2025 and December 31, 2024.

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

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$1,991	55.2%	$2,235	55.8%
E-Commerce sales (B2C)	1,615	44.8%	1,767	44.2%
Product sales, net	$3,606	100.0%	$4,002	100.0%

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Recent Adopted Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires companies to enhance the disclosures about segment expenses. ASU 2023-07 requires the disclosure of the Company’s Chief Operating Decision Maker (“CODM”), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. ASU 2023-07 should be applied retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of January 1, 2024. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements, but it did require increased disclosure with the notes to the Company's consolidated financial statements.

2.
BALANCE SHEET DETAILS

Inventory

Inventory as of March 31, 2025 and December 31, 2024 was comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$2,371	$2,581
Work in process	590	649
Finished goods	1,407	1,667
	$4,368	$4,897

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued expenses

Accrued expenses as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll taxes (Note 12)	$—	$522
Accrued payroll expenses	1,380	1,479
Other accrued liabilities	1,466	1,423
	$2,846	$3,424

3.
ACQUISITIONS

Cultured Foods

On December 7, 2023, the Company acquired all the issued and outstanding equity interests of Cultured Foods. Cultured Foods manufactures and distributes plant-based food products. Cultured Foods is based in Poland. This acquisition provided the Company with growth opportunities in both plant-based food products and distribution of CBD products into Europe. The acquisition closed on December 7, 2023 and, accordingly, the consolidated statements of operations and comprehensive loss included Cultured Foods' results of operations for all periods presented.

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

The fair value of acquired intangible assets were determined using a forecasted cash flow and a cost approach. Acquired intangible assets consists of trade names and customer relationships. The Company assigned a 5-year useful life to the acquired intangible assets. The Company determined that Cultured Foods carrying costs approximates fair value for all other acquired assets and assumed liabilities. Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Cultured Foods' selling equityholder additional consideration contingent on achievement of certain annual revenue results of Cultured Foods in 2024. During the year ended December 31, 2024, the Company adjusted its previously recorded accrual of $88,000 for the earn-out provision, as the revenues of Cultured Foods did not trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the year ended December 31, 2024, the Company recorded the change in the fair value of the earn-out subsequent to the acquisition date of $88,000 in selling, general and administrative expense. The valuation and purchase price allocation for the Cultured Foods acquisition has been finalized.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Elevated Softgels

On May 13, 2024, the Company acquired all the issued and outstanding membership interests in Elevated Softgels. Elevated Softgels manufactures encapsulated softgels and tinctures for the supplement and nutrition industry. Elevated Softgels is based in Grand Junction, Colorado. This acquisition creates opportunity to further increase the Company's sales to current and new clients. In addition, the Company has started the in-sourcing of production of certain key products.

The acquisition closed on May 13, 2024 and, accordingly, the consolidated statements of operations and comprehensive loss included Elevated Softgels' results of operations for the three months ended March 31, 2025.

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

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Elevated Softgels' selling equityholders additional consideration contingent on achievement of certain net revenue of Elevated Softgels for the 12-months period starting on May 13, 2024. During the year ended December 31, 2024, the Company adjusted its previously recorded accrual of $100,000 for the earn-out provision, as the revenues of Elevated Softgels are expected to be insufficient to trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the year ended December 31, 2024, the Company recorded the change in the fair value of the earn-out subsequent to the acquisition date of $100,000 in selling, general and administrative expense. In addition, during the year ended December 31, 2024, the Company adjusted certain estimated fair values of acquired assets and assumed liabilities through goodwill. The valuation and purchase price allocation for the Elevated Softgels acquisition remains preliminary and will be finalized no later than one year after the acquisition date. As of the date of this Quarterly Report, management is still in the process of evaluating the estimated fair value of the consideration transferred. In addition, management is still evaluating the allocation of the acquisition purchase price to the tangible and intangible assets acquired, liabilities assumed, and the resulting goodwill. Management's analysis of these items has not yet been completed because of the inherent complexities of estimating fair values. Therefore, the business combination amounts presented were determined by management based on its consideration of all currently available information; however, management has not fully completed its business combination analysis and such amounts must be considered provisional amounts.

Other

On November 21, 2024, the Company announced that it entered into a definitive stock purchase agreement (the “Purchase Agreement") by and among the Company, Extract Labs Inc., a Colorado corporation (“Extract Labs”), Craig Henderson (“Henderson”) and Higher Love Wellness Company, LLC (“Higher Love”) and together with Extract Labs, Henderson, and Higher Love the “Sellers” to purchase all of the outstanding shares of Extract Labs from the Sellers. Disclosure of the terms and conditions of the Purchase Agreement that

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are material to the Company was included in Item 1.01 of the Company's Current Report on Form 8-K filed with the SEC on November 21, 2024.

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

4.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2024:	$971
Translation adjustment	17
Balance - March 31, 2025:	$988

As of December 31, 2024, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. After performing a qualitative test, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment and the qualitative impairment test was not performed. The Company did not record any goodwill impairment charges for the year ended December 31, 2024. No indicators of impairment were identified during the three months ended March 31, 2025. The Company's annual impairment testing date is December 31 of each year.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	March 31, 2025	December 31, 2024
Gross carrying amount	$116	$116
Accumulated amortization	(28)	(22)
Translation adjustment	2	(1)
Net carrying amount	$90	$93

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2024:	$40	$53	$93
Amortization	(3)	(3)	(6)
Translation adjustments	2	1	3
Balance - March 31, 2025:	$39	$51	$90

The above stated amounts are provisional amounts and subject to adjustment in future periods. The Company did not incur costs to renew or extend the term of acquired intangible assets for the three months ended March 31, 2025 and 2024. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year. No indicators of impairment were identified during the three months ended March 31, 2025.

5.
LEASES

In April 2022, the Company entered into a lease agreement for its main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego,

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

California. The lease term is three years with a total lease obligation of approximately $0.4 million. The lease does not include an option to renew. Based on the present value of the lease payments for the remaining lease term, the Company recognized an operating lease asset of $0.3 million and lease liabilities for operating leases of $0.4 million, respectively, on May 1, 2022.

In October 2024, the Company entered into a new lease agreement for its manufacturing facility in Poland. The facility is approximately 2,400 square feet and located outside of Warsaw, Poland. The lease term is for two years and expires on September 30, 2026. Based on the present value of the lease payments, the Company recognized an operating lease asset and liability for operating leases of $0.1 million on October 1, 2024.

In February 2025, the Company entered into a new lease agreement for its existing Elevated Softgels manufacturing facility. The facility is approximately 7,200 square feet and located in Grand Junction, Colorado. The lease term is for one year, with two one year renewal periods. The total lease obligation over the estimated lease term of two years is approximately $0.2 million. The lease commenced on April 1, 2025.

The Company's operating leases are included in "Right of use assets" on the Company's March 31, 2025 and December 31, 2024 Condensed Consolidated Balance Sheets, and represents the Company's right to use the underlying assets for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's March 31, 2025 and December 31, 2024 Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. As of March 31, 2025, the Company had operating lease obligations and operating lease assets of $0.3 million related to its facilities. During the three months ended March 31, 2025, the Company's total lease cost was $51,626. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were not material during the three ended March 31, 2025.

Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

March 31, 2025
Weighted-average remaining lease term (in months)	12.70
Weighted-average discount rate	7.6%

Maturities of lease liabilities as of March 31, 2025 were as follows (in thousands):

Year ending December 31,
2025 (remaining nine months)	$121
2026	$125
2027	26
272
Less imputed interest	(17)
Total lease liabilities	$255
Current operating lease liabilities	$140
Non-current operating lease liabilities	115
Total lease liabilities	$255

Subsequent to March 31, 2025, the Company entered into a new lease agreement for its existing main office facility. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is for one year, with one one-year renewal period. The total lease obligation over the estimated lease term of two years is approximately $0.3 million.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.
DEBT

Debt as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Note payable, net of discount and costs	$1,188	$538
Insurance financing	80	139
	1,268	677
Less: Current portion of debt	(770)	(677)
Long-term portion of debt	$498	$—

Principal payments on the debt are as follows (in thousands):

Year ending December 31,
2025 (remaining nine months)	$827
2026	853
Total principal payments	1,680
Less amortization	(412)
Total	$1,268

Note Payable

Note Payable

In February 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which the Company issued and sold to the Investor a secured promissory note in the original principal amount of $1,600,000 (the “Note”). The Note carries an original issuance discount of $400,000 and the Company agreed to pay $10,000 to the Investor to cover legal fees. The Company incurred additional legal and professional fees of $72,424. The original issuance discount was deducted from the proceeds of the Note received by the Company which resulted in a purchase price received by the Company of $1,200,000.

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

No interest will accrue on the Note unless and until an occurrence of an event of default, as defined in the Note. The Note provides for customary events of default (an “Event of Default”), including, among other things, the nonpayment when due of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified cure period, a cross-default to certain other indebtedness and material agreements of the Company, and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of certain significant Events of Default as specified in the Note, the Investor may increase the outstanding balance of the Note by 20%, and upon the occurrence of certain Events of Default, the Investor may increase the outstanding balance of the Note by 5%. Upon the occurrence of an Event of Default, the Investor may declare all amounts owed under the Note immediately due and payable. In addition, upon the occurrence of an Event of Default, interest shall begin accruing on the outstanding balance of the Note from the date of the Event of Default equal to the lesser of 18% per annum and the maximum rate allowable under law.

Streeterville Note

In July 2024, the Company entered into a note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note (the "Streeterville Note") in the original principal amount of $1.2 million. The Streeterville Note carried an original issuance discount of $283,500. The Company incurred additional debt issuance costs of $5,000. As a result, the Company received aggregate net proceeds of approximately $0.9 million in connection with the sale and issuance of the Streeterville Note. The Streeterville Note was to mature on July 3, 2025 and the Company was required to make weekly repayments to Streeterville

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

on the note in the amount of $22,856 until the Streeterville Note was paid in full. The Company was able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repaid the Streeterville Note in full on or before December 31, 2024, the Company would have received a $75,000 discount from the outstanding balance.

No interest was to accrue on the Streeterville Note until an occurrence of an Event of Default, as defined in Section 4 of the Streeterville Note, if ever. The Streeterville Note provided for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, a cross-default to certain other indebtedness of the Company, the bankruptcy or insolvency of the Company or any significant subsidiary, monetary judgment defaults of a specified amount and other defaults resulting in liability of a specified amount. In the event of an occurrence of an Event of Default by the Company, Streeterville could have declared all amounts owed under the Streeterville Note immediately due and payable. Also, a late fee and interest penalty of equal to either 22% per annum or the maximum rate allowable under law, whichever is lesser, could have been applied to any outstanding amount not paid when due or that remained outstanding while an Event of Default exists. The Streeterville Note was secured by all of the Company’s assets as set forth in the Security Agreement dated July 3, 2024.

The Company made principal payments to Streeterville of $0.6 million during the three months ended March 31, 2025. The Company repaid the outstanding Streeterville Note prior to its maturity date and recognized a gain on extinguishment of note of $37,500. As a result, the Streeterville Note has been fully repaid and satisfied as of March 31, 2025, and the Company's obligations thereunder, were cancelled and terminated.

Insurance Financing

In October 2024, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million, which incurs interest at a rate of 8.42% per annum. The Company is required to make monthly payments of $20,396 from November 2024 through July 2025. The outstanding balance as of March 31, 2025 is $0.1 million.

In October 2023, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.3 million, which incurred interest at a rate of 8.42% per annum. The Company was required to make monthly payments of $29,781 from November 2023 through July 2024. There was no outstanding balance as of March 31, 2025.

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

In September 2024, the Company issued 3,613,013 shares of common stock to another vendor as compensation for strategic advisory services provided to the Company. In accordance with the agreement, the issued shares vest over a six month period from the date of the agreement.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	March 31, 2025	December 31, 2024
March 30, 2022	Equity	$0.1000	June 6, 2025	10,000,000	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	750,000	750,000
				10,750,000	10,750,000

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

As of March 31, 2025, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $1.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2024	26,823	$0.14	8.4	$—
Granted	14,950	0.04	—	—
Exercised	—	—	—	—
Cancelled	(30)	0.49	—	—
Outstanding - March 31, 2025	41,743	0.10	8.8	—

Exercisable - March 31, 2025	13,969	0.21	7.4	—
Vested or expected to vest - March 31, 2025	41,743	$0.10	8.8	$—

The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. As of March 31, 2025, there were 6,750,000 unvested performance-based stock options previously granted to Michael Mona Jr.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

("Mona") outside of the 2013 Plan and 2023 Plan which are not included in the above table. These stock options vest upon the satisfaction of future performance conditions (refer to Note 12).

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended March 31,
	2025	2024
Volatility	146.1%	*
Risk-Free Interest Rate	4.4%	*
Expected Term (in years)	5.76	*
Dividend Rate	—%	*
Weighted Average Fair Value Per Share on Grant Date	$0.03	*

* The Company did not grant stock options during the three months ended March 31, 2024.

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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended March 31,
	2025	2024
Stock options	41,743	12,748
Performance stock options	6,750	6,750
Warrants	10,750	10,750
Total	59,243	30,248

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

On February 12, 2025, the Company initiated an arbitration with JAMS asserting claims against its long-time legal counsel, Procopio. The Company’s engagement agreement with Procopio requires the resolution of such disputes through arbitration. Procopio provided the Company legal advice and guidance on when Mona would recognize W-2 income and be subject to payroll and income tax withholding resulting from the settlement of RSU's previously awarded to Mona. According to Procopio, because Mona was then an insider within the meaning of Section 16(b) of the Securities Exchange Act of 1934 and he was subject to suit and disgorgement of short-swing profits if he sells stock within six months of the settlement date of the RSU's, Mona does not recognize W-2 income on the settlement date and that Mona would recognize W-2 income and be subject to tax withholding upon the expiration of the six month period under Section 16(b). Consequently, the Company issued to Mona a share certificate evidencing his ownership of shares of the Company’s stock then valued at more than $13 million that Mona constructively received upon the settlement of his RSU's without withholding taxes. After Mona received the certificate, without acknowledging its prior advice and guidance, Procopio changed its prior advice and advised the Company that tax withholding was required as of the settlement date. Procopio continued to represent the Company to resolve the lack of withholding, address the fallout therefrom, report the same in its periodic reports filed with the SEC and numerous other legal matters. The Company disclosed the lack of withholding in its Form 10-Q for the quarter ended, March 31, 2019, and in subsequent quarterly and annual reports. The Company has also disclosed in its prior reports filed with the SEC that the lack of withholding has been the subject of multiple legal proceedings, the most recent of which involved a case brought by Mona against the Company that was resolved in November 2024 in the Company’s favor in a binding arbitration. After that case was submitted to the arbitrator for decision, the Company sought to address with Procopio the legal advice and guidance it provided. Procopio responded by terminating the Company as a client on January 10, 2025, ending the Company’s 12-year relationship with Procopio as its legal counsel. The Company seeks to recover damages from Procopio resulting from its reliance on Procopio’s advice and guidance, including fees and expenses paid to Procopio and other professionals, expenses incurred by the Company and other harm to it. In April 2025, JAMS appointed an arbitrator to the case.

In the normal course of business, the Company is a party to a variety of agreements pursuant to which they may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the conditional nature of our obligations, and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, results of operations or financial condition.

11.
INCOME TAXES

For the three months ended March 31, 2025 and 2024, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

12.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona, and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company acknowledged that Mona’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona’s Employment Agreement) and agreed to extend the deadline for Mona’s exercise of his stock options for a period of five years. In exchange, Mona agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of March 31, 2025. The Company and Mona also agreed to mutually release all claims arising out of and related to Mona’s resignation and separation from the Company. As a result of Mona's Restricted Stock Unit Award Agreement, the Company recorded stock-based compensation expense related to (i) the accelerated vesting of the RSU's of $5.1 million and (ii) due to the Settlement Agreement's modification of certain stock options of $2.7 million during the year ended December 31, 2019. During the year ended December 31, 2024, the Company cancelled 11,300,000 fully vested outstanding stock options of Mona with a weighted average exercise price of $0.42 per share, as these stock options remained unexercised and the deadline to exercise these stock options lapsed.

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

The Company believes that the statute of limitations for employer and employee Medicare portion of FICA taxes expired on April 15, 2025. As a result of the expiration of the relevant statutes of limitations, the Company believes that the IRS does not have the rights to

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $0.5 million during the three months ended March 31, 2025.

13.
SEGMENT DATA

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company's CODM is the Chief Executive Officer. The Company manages its operations as a single operating and reportable segment, which is the production and sale of nutraceuticals and plant-based foods. As internal reporting is based on the consolidated results, the Company has identified one reporting and reportable segment. The CODM uses net loss and cash flow information in the budget and forecasting process and considers budget-to-actual variances on a regular basis when making decisions about the allocation of operating and capital resources. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The Company's reportable segment product sales, net and net loss for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three months ended March 31,
	2025	2024
Product sales, net	$3,606	$4,002
Cost of goods sold	1,948	2,149
Gross profit	1,658	1,853

Operating expenses:
Research and development expense	30	36
Sales expense	731	813
Marketing expense	448	622
General and administrative expense	960	1,002
Benefit from reversal of accrued payroll taxes	(522)	—
Total operating expenses	1,647	2,473

Operating income (loss)	11	(620)
Gain on extinguishment of debt	(38)	—
Other expense, net	151	2
Loss before income taxes	(102)	(622)
Income tax expense	7	6
Net loss	$(109)	$(628)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2025 and 2024, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Results of Operations

Revenues and gross profit

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(in thousands)
Product sales, net	$3,606	$4,002	$(396)	(9.9)%
Cost of goods sold	1,948	2,149	(201)	(9.4)%
Gross profit	$1,658	$1,853	$(195)	(10.5)%
Gross margin	46.0%	46.3%

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$1,991	55.2%	$2,235	55.8%
E-commerce sales (B2C)	1,615	44.8%	1,767	44.2%
Product sales, net	$3,606	100.0%	$4,002	100.0%

We had net product sales of $3.6 million and gross profit of $1.7 million, representing a gross margin of 46.0%, in the first quarter of 2025, compared to net product sales of $4.0 million and gross profit of $1.9 million, representing a gross margin of 46.3%, in the first quarter of 2024. Our net product sales decreased in the first quarter of 2025 when compared to the first quarter 2024 mostly due to lower sales volume. The total number of units sold during the first quarter 2025 decreased by 11.8% compared to the first quarter 2024, partially offset by an increase of our average sales price per unit of 0.9%. In addition, 35.0% of our net revenue for the first quarter 2025 was from new products launched since January 1, 2023. During this time, we launched 34 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the first quarter of 2025 compared to the first quarter of 2024 by $0.2 million, or 9.4%. The reduction is mostly due to the lower number of units sold in the first quarter of 2025. In addition, cost of goods sold in the first quarter of 2025 increased slightly as a percentage of revenue compared to the first quarter of 2024, mostly due to cost of goods sold for Elevated Softgels, partially offset by lower freight, cost savings and product mix in the first quarter of 2025 compared to the prior year period. Our gross profit declined to $1.7 million in the first quarter of 2025 from $1.9 million in the first quarter of 2024. Our gross margin declined from 46.3% in the first quarter 2024 to 46.0% in the first quarter of 2025. The decline in our gross margin is primarily due to our lower sales and cost of goods sold for Elevated Softgels, partially offset by improvements to our gross margin due to product and channel mix, lower freight, and additional cost savings.

Research and development expense

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(in thousands)
Research and development expense	$30	$36	$(6)	(17)%
Percentage of product sales, net	0.8%	0.9%

Research and development (“R&D”) expense remained relatively consistent and represents overall reduced R&D spend associated with new consumer products development expenses.

Selling, general and administrative expense

	Three months ended March 31,		Change
	2025	2024	Amount	%
	(in thousands)
Sales expense	$731	$813	$(82)	(10)%
Marketing expense	448	622	(174)	(28)%
General & administrative expense	960	1,002	(42)	(4)%
Selling, general and administrative	$2,139	$2,437	$(298)	(12)%
Percentage of product sales, net	59.3%	60.9%

Selling, general and administrative (“SG&A”) expense decreased to $2.1 million in the first quarter of 2025 compared to $2.4 million in the first quarter of 2024, which was primarily a result of the following:

•
Sales expense decreased due to lower commission, payroll and travel expense.
•
Marketing expense decreased due to lower digital advertising spend and reduced tradeshow expense. Our reduced digital marketing expense declined due to lower advertising activity during the first quarter of 2025.
•
General and administrative ("G&A") expense for the first quarter of 2025 decreased from the prior year period due to lower legal fees, insurance expense and other administrative cost reductions, partially offset by an increase in stock-based compensation expense.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder. On April 15, 2025, the statute of limitations for employer and employee Medicare portion of FICA taxes expired. As a result of the expiration of the relevant statutes of limitations, the IRS does not have the rights to assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from the Company and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $0.5 million during the three months ended March 31, 2025. For more information, please see Note 12, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other expense, net

Other expense, net consists of interest expense and interest income. Other expense increased by approximately $0.1 million in the three month period ended March 31, 2025 as compared to the three month period ended March 31, 2024 due to the amortization of debt discount and debt issuance costs for the Streeterville note payable and the note payable with an institutional investor.

Non-GAAP Financial Measures

We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net loss plus depreciation, amortization, interest and income tax expense), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it also highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2025 and 2024 is detailed below:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net loss	$(109)	$(628)
Depreciation expense	76	59
Amortization expense	6	4
Interest expense	151	2
Income tax expense	7	6
EBITDA	131	(557)
Stock-based compensation (1)	118	30
Gain on extinguishment of debt (2)	(38)	—
Benefit for reversal of accrued payroll tax (3)	(522)	—
Adjusted EBITDA	$(311)	$(527)

(1)
Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 8, Stock-Based Compensation, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)
Represents gain on extinguishment of debt related to our Streeterville note payable. For more information, please see Note 6, Debt, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)
Represents benefit for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 12, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the three months ended March 31, 2025 and the year ended December 31, 2024, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, and (iii) proceeds from note payable financings. As of March 31, 2025, we had approximately $0.8 million of cash and working capital of approximately $0.7 million.

For the three months ended March 31, 2025, the Company generated negative cash flows from operations of $0.1 million, and we had an accumulated deficit of $87.1 million as of March 31, 2025.

We believe that a combination of factors have adversely impacted our business operations for the three months ended March 31, 2025 and the year ended December 31, 2024. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to make additional acquisitions to further diversify our product offerings.

In February 2025, we received net proceeds of $1.2 million under a secured promissory note with an institutional investor - please see Note 6, Debt, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Note Payable

In February 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which we issued and sold to the Investor a secured promissory note in the original principal amount of $1,600,000 (the “Note”). The Note carries an original issuance discount of $400,000 and we agreed to pay $10,000 to the Investor to cover legal fees. We incurred additional legal and professional fees of $72,424. The original issuance discount was deducted from the proceeds of the Note received by us which resulted in a purchase price received by us of $1,200,000.

The Note is due and payable on August 12, 2026 and we are required to make monthly repayments to the Investor of $106,667 starting on June 12, 2025. We can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event we pay the Note in full on or before August 12, 2025, we will receive a $100,000 discount from the outstanding balance. The Note is secured by all of our assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor on February 12, 2025. Our obligations under the Note are guaranteed by each of our subsidiaries. No interest will accrue on the Note unless and until an occurrence of an event of default, as defined in the Note.

Streeterville Note

In July 2024, we entered into a note purchase agreement with Streeterville, pursuant to which we issued and sold to Streeterville a Secured Promissory Note (the "Streeterville Note") in the original principal amount of $1.2 million. The Streeterville Note carried an original issuance discount of $283,500. We incurred additional debt issuance costs of $5,000. As a result, we received aggregate net proceeds of approximately $0.9 million in connection with the sale and issuance of the Streeterville Note. The Streeterville Note was to mature on July 3, 2025 and we weres required to make weekly repayments to Streeterville on the note in the amount of $22,856 until the Streeterville Note was paid in full. We were able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event we repaid the Streeterville Note in full on or before December 31, 2024, we would have received a $75,000 discount from the outstanding balance.

No interest was to accrue on the Streeterville Note until an occurrence of an Event of Default, as defined in Section 4 of the Streeterville Note, if ever. The Streeterville Note provided for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, a cross-default to certain other indebtedness of the Company, the bankruptcy or insolvency of the Company or any significant subsidiary, monetary judgment defaults of a specified amount and other defaults resulting in liability of a specified amount. In the event of an occurrence of an Event of Default by us, Streeterville could have declaree all amounts owed under the Streeterville Note immediately due and payable. Also, a late fee and interest penalty of equal to either 22% per annum or the maximum rate allowable under law, whichever is lesser, could have been applied to any outstanding amount not paid when due or that remained outstanding while an Event of Default exists. The Streeterville Note was secured by all of our assets as set forth in the Security Agreement dated July 3, 2024.

We made principal payments to Streeterville of $0.6 million during the three months ended March 31, 2025. As a result, the Streeterville Note has been fully repaid and satisfied as of March 31, 2025, and our obligations thereunder, were cancelled and terminated.

First Insurance Funding Agreements

In October 2024, we entered into a new finance agreement with First Insurance Funding in order to fund a portion of our insurance policies for the upcoming policy year. The amount financed is $0.2 million, which incurs interest at an annual rate of 8.42%. We are required to make monthly payments of $20,396 from November 2024 through July 2025. The outstanding balance as of March 31, 2025 was $0.1 million.

In November 2023, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.3 million, which incurred interest at an annual rate of 8.42%. We were required to make monthly payments of $29,781 from November 2023 through July 2024. There was no outstanding balance as of March 31, 2025.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our condensed consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. We generated negative cash flows from operations of $0.1 million for the three months ended March 31, 2025, and had an accumulated deficit of $87.1 million as of March 31, 2025. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the three months ended March 31, 2025 and 2024 is provided below:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(81)	$(518)
Investing activities	(40)	—
Financing activities	480	(136)
Effect of exchange rate changes on cash	(1)	(1)
Net increase (decrease) in cash	358	(655)
Cash, beginning of period	454	1,317
Cash, end of period	$812	$662

Operating Activities

Net cash used in operating activities includes net loss adjusted for non-cash items such as depreciation, amortization, bad debt expense, stock-based compensation, benefit of reversal of payroll tax liability, interest expense related to our promissory notes, and gain on debt extinguishment. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.

Cash used in operating activities was $0.1 million in the three months ended March 31, 2025, compared to $0.5 million in the three months ended March 31, 2024. Our net loss for the three months ended March 31, 2025, adjusted for non-cash items, resulted in a net loss of $0.2 million, compared to a net loss, adjusted for non-cash items, of $0.4 million in the prior year period, an improvement of $0.2 million. Changes in working capital generated $0.1 million during the first three months of 2025, compared to cash used of $0.1 million during the same period of 2024, an improvement of $0.2 million. Our changes in working capital improved primarily due to continued usage and conversion of our inventory, partially offset by increased payments to our accounts payable. Our net loss declined by $0.5 million, mostly due to the benefit for the reversal of accrued payroll taxes. Non-cash adjustments decreased by $0.3 million, as we recognized a benefit for the reversal of accrued payroll tax of $0.5 million related to the RSU's previously issued to Mona during the three months ended March 31, 2025. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation.

Investing Activities

Cash used in investing activities was $40,000 in the three months ended March 31, 2025 related to improvements to our manufacturing facility at Elevated Softgels. We did not use any cash in investing activities in the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2025 compared net cash used in financing activities of $0.1 million for the three months ended March 31, 2024. Our financing activities for the three months ended March 31, 2025 consisted of proceeds from our note payable financing of $1.1 million, offset by repayments of Streeterville note of $0.6 million and our insurance financing. Our financing activities for the three months ended March 31, 2024 consisted of repayments of assumed debt for Cultured Foods of $0.1 million and our insurance financing of $0.1 million.

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

There is currently a lack of a clear federal regulatory framework regarding the development, sale and use of CBD products in the United States. As a result, differing state regulations have emerged, which regulations are constantly evolving and differ significantly from state to state in many cases. Several states, including without limitation, California, Florida, Maryland, Minnesota, New York, Utah and Virginia, have recently adopted regulations that may impact our ability to sell certain of our products in these states. In September 2024,

California Governor Gavin Newsom signed an emergency order into law, effectively banning the sale of hemp products intended for human use that contain detectable amounts of THC or certain other cannabinoids in California, amongst other things. The emergency order was originally in effect through March 25, 2025, and has been extended by one year. We have certain products which fall under this category that we have historically sold in California. It is currently unknown whether the duration of the emergency order will be extended, and/or whether it will be replaced with a permanent law with similar or more stringent prohibitions. This emergency order had a negative impact on our operating results for the three months ended March 31, 2025 and we expect that it will continue to have a negative impact on our business going forward for so long as it, or any permanent law with similar or more stringent prohibitions, remains in effect; however, it is currently impossible to quantify the expected impact on our business. There is also substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing cannabinoids may engage in interstate commerce. These uncertainties have had, and may continue to have, an adverse effect on our business. Additionally, restrictive state regulations could adversely impact our revenue and earnings going forward.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. In February 2025, the U.S. administration announced increased tariff on imports from China, where certain components of our finished products are sourced. We are closely monitoring this evolving situation and evaluating our responses, which may include price adjustments or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. If further tariffs are imposed, we could be forced to raise prices on all or certain of our products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers. Currently, we cannot fully determine how these tariffs will affect our business operations. The overall impact on our business will be influenced by several variables, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.

Critical Accounting Estimates

We have disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report, filed with the SEC March 27, 2025, those accounting policies and estimates that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies and estimates that we consider to be significant since the filing of our 2024 Annual Report. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016
2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017
2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter	10-K	000-54677	2.4	March 29, 2024
2.5	Membership Interest Purchase Agreement by and among CV Sciences, Inc., Elevated Softgels, LLC, Clayton J. Montgomery, Chris Fagan, Andrew Kester and Timothy McGreer, dated May 8, 2024	10-Q	000-54677	2.5	August 13, 2024
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.3	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1	Note Purchase Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.1	July 9, 2024
10.2	Secured Promissory Note issued to Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.2	July 9, 2024

10.3	Security Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.3	July 9, 2024
10.4	Securities Purchase Agreement dated February 12, 2025	8-K	000-54677	10.1	February 20, 2025
10.5	Senior Secured Note Due August 12, 2026	8-K	000-54677	10.2	February 20, 2025
10.6	Security Agreement dated February 12, 2025	8-K	000-54677	10.3	February 20, 2025
10.7	Intellectual Property Security Agreement dated February 12, 2025	8-K	000-54677	10.4	February 20, 2025
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS*	Inline XBRL Instance Document**					X
101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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

Dated May 14, 2025

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)

Dated May 14, 2025