Form 10-Q
period 2025-06-30
CV Sciences, Inc.
filed 2025-08-13
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the issuer had 184,263,663 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CV SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$886	$454
Accounts receivable, net	545	522
Inventory	4,216	4,897
Prepaid expenses and other	295	370
Total current assets	5,942	6,243

Property and equipment, net	363	399
Right of use assets	472	94
Intangibles, net	88	93
Goodwill	1,013	971
Other assets	72	127
Total assets	$7,950	$7,927

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,440	$1,925
Accrued expenses	3,003	3,424
Current portion of operating lease liability	239	83
Current portion of long-term debt, net of debt issuance costs	1,023	677
Total current liabilities	5,705	6,109

Operating lease liability	230	19
Debt, net of debt issuance costs	208	—
Deferred tax liability	4	4
Total liabilities	6,147	6,132

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of June 30, 2025 and December 31, 2024; and no shares outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of June 30, 2025 and December 31, 2024; 184,264 shares issued and outstanding as of June 30, 2025 and December 31, 2024	18	18
Additional paid-in capital	89,083	88,773
Accumulated deficit	(87,351)	(86,981)
Accumulated other comprehensive income (loss)	53	(15)
Total stockholders' equity	1,803	1,795

Total liabilities and stockholders' equity	$7,950	$7,927

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales, net	$3,620	$3,954	$7,226	$7,956
Cost of goods sold	1,776	2,094	3,724	4,243
Gross profit	1,844	1,860	3,502	3,713

Operating expenses:
Research and development	50	28	80	64
Selling, general and administrative	1,925	2,415	4,064	4,852
Benefit from reversal of accrued payroll taxes (Note 12)	—	—	(522)	—
Total operating expenses	1,975	2,443	3,622	4,916

Operating loss	(131)	(583)	(120)	(1,203)

Gain on extinguishment of debt	—	—	(38)	—
Interest expense, net	130	1	281	3
Loss before income taxes	(261)	(584)	(363)	(1,206)
Income tax expense	—	—	7	6
Net loss	$(261)	$(584)	$(370)	$(1,212)

Weighted average common shares outstanding, basic and diluted	184,264	172,418	184,264	167,823

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(261)	$(584)	$(370)	$(1,212)
Other comprehensive income (loss):
Foreign currency translation adjustment	40	(7)	68	(12)
Total comprehensive loss	$(221)	$(591)	$(302)	$(1,224)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	184,264	$18	$88,773	$(86,981)	$(15)	$1,795
Vesting of common stock for services	—	—	60	—	—	60
Stock-based compensation	—	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(109)	—	(109)
Balance at March 31, 2025	184,264	18	88,951	(87,090)	13	1,892
Stock-based compensation	—	—	132	—	—	132
Foreign currency translation adjustment	—	—	—	—	40	40
Net loss	—	—	—	(261)	—	(261)
Balance at June 30, 2025	184,264	$18	$89,083	$(87,351)	$53	$1,803

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	161,678	$16	$87,464	$(84,587)	$10	$2,903
Issuance of common stock for services	1,550	—	62	—	—	62
Stock-based compensation	—	—	30	—	—	30
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Net loss	—	—	—	(628)	—	(628)
Balance at March 31, 2024	163,228	16	87,556	(85,215)	5	2,362
Issuance of common stock for acquisition	17,423	2	698	—	—	700
Stock-based compensation	—	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Net loss	—	—	—	(584)	—	(584)
Balance at June 30, 2024	180,651	$18	$88,291	$(85,799)	$(2)	$2,508

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(370)	$(1,212)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	140	139
Stock-based compensation	250	67
Amortization of debt discount	279	—
Amortization of right of use assets	112	78
Gain on debt extinguishment	(38)	—
Benefit from reversal of accrued payroll tax (Note 12)	(522)	—
Other	105	158
Change in operating assets and liabilities:
Accounts receivable, net	(12)	(200)
Inventory	698	513
Prepaid expenses and other	77	125
Accounts payable and accrued expenses	(513)	(243)
Net cash flows provided by (used in) operating activities	206	(575)

INVESTING ACTIVITIES
Purchases of property and equipment	(89)	—
Acquisition of business, net of cash acquired	—	(40)
Net cash flows used in investing activities	(89)	(40)

FINANCING ACTIVITIES
Proceeds from note payable	1,200	—
Debt issuance costs related to note payable	(82)	—
Repayment of note payable	(686)	(50)
Repayment of unsecured debt	(119)	(173)
Net cash flows provided by (used in) financing activities	313	(223)
Effect of exchange rate changes on cash	2	(2)
Net increase (decrease) in cash	432	(840)
Cash, beginning of period	454	1,317
Cash, end of period	$886	$477

Supplemental cash flow disclosure:
Interest paid	$4	$6
Income taxes paid	$7	$6

Supplemental disclosures of non-cash transactions:
Services paid with common stock	$60	$62
Right of use asset financed by lease liabilities	$486	$—
Original issuance discount for note payable	$(400)	$—
Fair value of net assets acquired, excluding cash	$—	$447
Goodwill on acquisition	$—	$393
Common stock consideration	$—	$(700)
Contingent consideration	$—	$(100)
Cash paid for acquisition	$—	$40

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

Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated cash flows from operations of $0.2 million for the six months ended June 30, 2025. However, the Company generated negative cash flows from operations of $0.9 million for the year ended December 31, 2024 and had an accumulated deficit of $87.4 million as of June 30, 2025. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of June 30, 2025 and December 31, 2024, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of June 30, 2025 and December 31, 2024, as the interest rates on the debt approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2025 and December 31, 2024.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2025 and December 31, 2024.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below in Note 3. Acquisitions, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2025 and December 31, 2024.

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

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,114	58.4%	$2,216	56.0%
E-Commerce sales (B2C)	1,506	41.6%	1,738	44.0%
Product sales, net	$3,620	100.0%	$3,954	100.0%

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$4,105	56.8%	$4,451	55.9%
E-Commerce sales (B2C)	3,121	43.2%	3,505	44.1%
Product sales, net	$7,226	100.0%	$7,956	100.0%

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

In November 2024, FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, “Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”), which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). ASU 2025-03 is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VIE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. The Company is currently evaluating the effects this adoption will have on its consolidated financial statements.

In May 2025 the FASB issued ASU 2025-04, “Clarifications to Share-Based Consideration Payable to a Customer” (“ASU 2025-04”), which clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. ASU 2025-04 also clarifies that the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred.” ASU 2025-04 is effective for fiscal years beginning after December 15, 2026 with updates to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the effects this adoption will have on its consolidated financial statements.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.
BALANCE SHEET DETAILS

Inventory

Inventory as of June 30, 2025 and December 31, 2024 was comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$2,506	$2,581
Work in process	381	649
Finished goods	1,329	1,667
	$4,216	$4,897

Additions to the inventory provision for the three and six months ended June 30, 2025 and 2024 were not material.

Accrued expenses

Accrued expenses as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll taxes (Note 12)	$—	$522
Accrued payroll expenses	1,430	1,479
Other accrued liabilities	1,573	1,423
	$3,003	$3,424

3.
ACQUISITIONS

Cultured Foods

On December 7, 2023, the Company acquired all the issued and outstanding equity interests of Cultured Foods. Cultured Foods manufactures and distributes plant-based food products. Cultured Foods is based in Poland. This acquisition provided the Company with growth opportunities in both plant-based food products and distribution of CBD products into Europe. The acquisition closed on December 7, 2023 and, accordingly, the condensed consolidated statements of operations and comprehensive loss included Cultured Foods’ results of operations for all periods presented.

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

The fair value of acquired intangible assets were determined using a forecasted cash flow and a cost approach. Acquired intangible assets consists of trade names and customer relationships. The Company assigned a 5-year useful life to the acquired intangible assets. The Company determined that Cultured Foods carrying costs approximates fair value for all other acquired assets and assumed liabilities. Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Cultured Foods’ selling equityholder additional consideration contingent on achievement of certain annual revenue results of Cultured Foods in 2024. During the year ended December 31, 2024, the Company adjusted its previously recorded accrual of $88,000 for the earn-out provision, as the revenues of Cultured Foods did not trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the year ended December 31, 2024, the Company recorded the change in the fair value of the earn-out subsequent to the acquisition date of $88,000 in selling, general and administrative expense. The valuation and purchase price allocation for the Cultured Foods acquisition has been finalized.

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

The acquisition closed on May 13, 2024 and, accordingly, the condensed consolidated statements of operations and comprehensive loss included Elevated Softgels’ results of operations for all periods presented.

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

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Elevated Softgels’ selling equityholders additional consideration contingent on achievement of certain net revenue of Elevated Softgels for the 12-months period starting on May 13, 2024. During the year ended December 31, 2024, the Company adjusted its previously recorded accrual of $100,000 for the earn-out provision, as the revenues of Elevated Softgels did not trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the year ended December 31, 2024, the Company recorded the change in the fair value of the earn-out subsequent to the acquisition date of $100,000 in selling, general and administrative expense. In addition, during the year ended December 31, 2024, the Company adjusted certain estimated fair values of acquired assets and assumed liabilities through goodwill. The valuation and purchase price allocation for the Elevated Softgels acquisition has been finalized.

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

On February 5, 2025, the Company received an electronic mail message from Henderson indicating that the Sellers were unable to move forward with the closing under the Purchase Agreement due to the alleged failure to receive a bank consent and were apparently terminating the Purchase Agreement. The Company disputes the Sellers' right to terminate the Purchase Agreement and the Company reserves all of its rights under the Purchase Agreement. The Company is presently evaluating its options related to the Sellers’ purported termination of the Purchase Agreement.

4.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2024:	$971
Translation adjustment	42
Balance - June 30, 2025:	$1,013

As of December 31, 2024, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. After performing a qualitative test, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment and the qualitative impairment test was not performed. The Company did not record any goodwill impairment charges for the year ended December 31, 2024. No

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

indicators of impairment were identified during the three and six months ended June 30, 2025. The Company's annual impairment testing date is December 31 of each year.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	June 30, 2025	December 31, 2024
Gross carrying amount	$116	$116
Accumulated amortization	(34)	(22)
Translation adjustment	6	(1)
Net carrying amount	$88	$93

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2024:	$40	$53	$93
Amortization	(5)	(7)	(12)
Translation adjustments	4	3	7
Balance - June 30, 2025:	$39	$49	$88

The Company did not incur costs to renew or extend the term of acquired intangible assets for the three and six months ended June 30, 2025 and 2024. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year. No indicators of impairment were identified during the three and six months ended June 30, 2025.

5.
LEASES

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

In May 2025, the Company entered into a new lease agreement for its existing main office facility. The lease is for the Company's operations, warehouse, sales, marketing and back office functions. The facility is approximately 6,000 square feet and located in San Diego, California. The lease term is for one year, with a one-year renewal period. The total lease obligation over the estimated lease term of two years is approximately $0.3 million. The lease commenced on June 1, 2025.

The Company's operating leases are included in "Right of use assets" on the Company's June 30, 2025 and December 31, 2024 Condensed Consolidated Balance Sheets, and represents the Company's right to use the underlying assets for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's June 30, 2025 and December 31, 2024 Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. As of June 30, 2025, the Company had operating lease obligations and operating lease assets of $0.5 million related to its facilities. During the three and six months ended June 30, 2025, the Company's total lease cost was $60,744 and $112,370, respectively. During the three and six months ended June 30, 2024, the Company's total lease cost was $49,638 and $77,876, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were not material during the three and six months ended June 30, 2025 and 2024.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

June 30, 2025
Weighted-average remaining lease term (in months)	21.4
Weighted-average discount rate	7.8%

Maturities of lease liabilities as of June 30, 2025 were as follows (in thousands):

Year ending December 31,
2025 (remaining six months)	$138
2026	$276
2027	90
504
Less imputed interest	(35)
Total lease liabilities	$469
Current operating lease liabilities	$239
Non-current operating lease liabilities	230
Total lease liabilities	$469

6.
DEBT

Debt as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30, 2025	December 31, 2024
Note payable, net of discount and costs	$1,211	$538
Insurance financing	20	139
	1,231	677
Less: Current portion of debt	(1,023)	(677)
Long-term portion of debt	$208	$—

Principal payments on the debt are as follows (in thousands):

Year ending December 31,
2025 (remaining six months)	$660
2026	853
Total principal payments	1,513
Less amortization	(282)
Total	$1,231

Note Payable

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Note is due and payable on August 12, 2026 and the Company is required to make monthly repayments to the Investor of $106,667 starting on June 12, 2025. The Company can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repaid the Note in full on or before August 12, 2025, the Company would have received a $100,000 discount from the outstanding balance. The Note is secured by all of the Company's assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor on February 12, 2025. The Company's obligations under the Note are guaranteed by each of the Company's subsidiaries.

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

Streeterville Note

In July 2024, the Company entered into a note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note (the "Streeterville Note") in the original principal amount of $1.2 million. The Streeterville Note carried an original issuance discount of $283,500. The Company incurred additional debt issuance costs of $5,000. As a result, the Company received aggregate net proceeds of approximately $0.9 million in connection with the sale and issuance of the Streeterville Note. The Streeterville Note was to mature on July 3, 2025 and the Company was required to make weekly repayments to Streeterville on the note in the amount of $22,856 until the Streeterville Note was paid in full. The Company was able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repaid the Streeterville Note in full on or before December 31, 2024, the Company would have received a $75,000 discount from the outstanding balance.

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

The Company made principal payments to Streeterville of $0.6 million during the six months ended June 30, 2025. The Company repaid the outstanding Streeterville Note prior to its maturity date and recognized a gain on extinguishment of note of $37,500. As a result, the Streeterville Note has been fully repaid and satisfied as of June 30, 2025, and the Company's obligations thereunder, were cancelled and terminated.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Insurance Financing

In October 2024, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million, which incurs interest at a rate of 8.42% per annum. The Company is required to make monthly payments of $20,396 from November 2024 through July 2025. The outstanding balance as of June 30, 2025 is $20,256.

In October 2023, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.3 million, which incurred interest at a rate of 8.42% per annum. The Company was required to make monthly payments of $29,781 from November 2023 through July 2024. There was no outstanding balance as of June 30, 2025.

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

In September 2024, the Company issued 3,613,013 shares of common stock to another vendor as compensation for strategic advisory services provided to the Company. In accordance with the agreement, the issued shares vested over a six month period from the date of the agreement.

Warrants

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	June 30, 2025	December 31, 2024
March 30, 2022	Equity	$0.1000	June 6, 2025	—	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	—	750,000
				—	10,750,000

During the three months ended June 30, 2025, the Company cancelled 10,750,000 warrants with a weighted average exercise price of $0.0991 per share, as these warrants remained unexercised and the deadline to exercise these warrants lapsed.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

but unissued shares reserved for issuance under the 2023 Plan. On January 1, 2025, the Company added 7,370,547 shares to the 2023 Plan.

As of June 30, 2025, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2024	26,823	$0.14	8.4	$—
Granted	14,950	0.04	—	—
Exercised	—	—	—	—
Cancelled	(130)	1.58	—	—
Outstanding - June 30, 2025	41,643	0.10	8.5	47

Exercisable - June 30, 2025	17,744	0.17	7.6	11
Vested or expected to vest - June 30, 2025	41,643	$0.10	8.5	$47

The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. As of June 30, 2025, there were 6,750,000 unvested performance-based stock options previously granted to Michael Mona Jr. ("Mona") outside of the 2013 Plan and 2023 Plan which are not included in the above table. These stock options have a weighted average exercise price of $0.375 and vest upon the satisfaction of future performance conditions (refer to Note 12).

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Volatility	*	138.1%	146.1%	138.1%
Risk-Free Interest Rate	*	4.3%	4.4%	4.3%
Expected Term (in years)	*	5.75	5.76	5.75
Dividend Rate	*	—%	—%	—%
Weighted Average Fair Value Per Share on Grant Date	*	$0.05	$0.03	$0.05

* The Company did not grant stock options during the three months ended June 30, 2025.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options	41,643	26,848	41,643	26,848
Performance stock options	6,750	6,750	6,750	6,750
Warrants	—	10,750	—	10,750
Total	48,393	44,348	48,393	44,348

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

On February 12, 2025, the Company initiated an arbitration with JAMS asserting claims against its long-time legal counsel, Procopio. The Company’s engagement agreement with Procopio requires the resolution of such disputes through arbitration. Procopio provided the Company legal advice and guidance on when Mona would recognize W-2 income and be subject to payroll and income tax withholding resulting from the settlement of RSU's previously awarded to Mona. According to Procopio, because Mona was then an insider within the meaning of Section 16(b) of the Securities Exchange Act of 1934 and he was subject to suit and disgorgement of short-swing profits if he sells stock within six months of the settlement date of the RSU's, Mona does not recognize W-2 income on the settlement date and that Mona would recognize W-2 income and be subject to tax withholding upon the expiration of the six month period under Section 16(b). Consequently, the Company issued to Mona a share certificate evidencing his ownership of shares of the Company’s stock then valued at more than $13 million that Mona constructively received upon the settlement of his RSU's without withholding taxes. After Mona received the certificate, without acknowledging its prior advice and guidance, Procopio changed its prior advice and advised the Company that tax withholding was required as of the settlement date. Procopio continued to represent the Company to resolve the lack of withholding, address the fallout therefrom, report the same in its periodic reports filed with the SEC and numerous other legal matters. The Company disclosed the lack of withholding in its Form 10-Q for the quarter ended, March 31, 2019,

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and in subsequent quarterly and annual reports. The Company has also disclosed in its prior reports filed with the SEC that the lack of withholding has been the subject of multiple legal proceedings, the most recent of which involved a case brought by Mona against the Company that was resolved in November 2024 in the Company’s favor in a binding arbitration. After that case was submitted to the arbitrator for decision, the Company sought to address with Procopio the legal advice and guidance it provided. Procopio responded by terminating the Company as a client on January 10, 2025, ending the Company’s 12-year relationship with Procopio as its legal counsel. The Company seeks to recover damages from Procopio resulting from its reliance on Procopio’s advice and guidance, including fees and expenses paid to Procopio and other professionals, expenses incurred by the Company and other harm to it. In April 2025, JAMS appointed an arbitrator to the case. The hearing is scheduled to begin on May 18, 2026.

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

11.
INCOME TAXES

For the three and six months ended June 30, 2025 and 2024, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

12.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona, and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company acknowledged that Mona’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona’s Employment Agreement) and agreed to extend the deadline for Mona’s exercise of his stock options for a period of five years. In exchange, Mona agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of June 30, 2025. The Company and Mona also agreed to mutually release all claims arising out of and related to Mona’s resignation and separation from the Company. As a result of Mona's Restricted Stock Unit Award Agreement, the Company recorded stock-based compensation expense related to (i) the accelerated vesting of the RSU's of $5.1 million and (ii) due to the Settlement Agreement's modification of certain stock options of $2.7 million during the year ended December 31, 2019. During the year ended December 31, 2024, the Company cancelled 11,300,000 fully vested outstanding stock options of Mona with a weighted average exercise price of $0.42 per share, as these stock options remained unexercised and the deadline to exercise these stock options lapsed.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company believes that the statute of limitations for employer and employee Medicare portion of FICA taxes expired on April 15, 2025. As a result of the expiration of the relevant statutes of limitations, the Company believes that the IRS does not have the rights to assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $0.5 million during the six months ended June 30, 2025.

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

The Company's reportable segment product sales, net and net loss for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Product sales, net	$3,620	$3,954	$7,226	$7,956
Cost of goods sold	1,776	2,094	3,724	4,243
Gross profit	1,844	1,860	3,502	3,713

Operating expenses:
Research and development expense	50	28	80	64
Sales expense	718	793	1,449	1,606
Marketing expense	371	374	819	996
General and administrative expense	836	1,248	1,796	2,250
Benefit from reversal of accrued payroll taxes	—	—	(522)	—
Total operating expenses	1,975	2,443	3,622	4,916

Operating income (loss)	(131)	(583)	(120)	(1,203)
Gain on extinguishment of debt	—	—	(38)	—
Other expense, net	130	1	281	3
Loss before income taxes	(261)	(584)	(363)	(1,206)
Income tax expense	—	0	7	6
Net loss	$(261)	$(584)	$(370)	$(1,212)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Results of Operations

Revenues and gross profit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$3,620	$3,954	$(334)	(8.4)%	$7,226	$7,956	$(730)	(9.2)%
Cost of goods sold	1,776	2,094	(318)	(15.2)%	3,724	4,243	(519)	(12.2)%
Gross profit	$1,844	$1,860	$(16)	(0.9)%	$3,502	$3,713	$(211)	(5.7)%
Gross margin	50.9%	47.0%			48.5%	46.7%

Second Quarter 2025 vs. 2024

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$2,114	58.4%	$2,216	56.0%
E-commerce sales (B2C)	1,506	41.6%	1,738	44.0%
Product sales, net	$3,620	100.0%	$3,954	100.0%

We had net product sales of $3.6 million and gross profit of $1.8 million, representing a gross margin of 50.9%, in the second quarter of 2025, compared to net product sales of $4.0 million and gross profit of $1.9 million, representing a gross margin of 47.0%, in the second quarter of 2024. Our net product sales decreased in the second quarter of 2025 when compared to the second quarter 2024 mostly due to lower sales volume. The total number of units sold during the second quarter 2025 decreased by 7.0% compared to the second quarter 2024. In addition, our average sales price per unit for the second quarter 2025 decreased by 2.8% compared to the same period 2024.

38.9% of our net revenue for the second quarter 2025 was from new products launched since January 1, 2023. During this time, we launched 34 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the second quarter of 2025 compared to the second quarter of 2024 by $0.3 million, or 15.2%. The reduction is mostly due to the lower number of units sold in the second quarter of 2025. In addition, cost of goods sold in the second quarter of 2025 decreased as a percentage of revenue compared to the second quarter of 2024, mostly due lower freight, lower inventory losses and product mix, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods in the second quarter of 2025 compared to the prior year period. Our gross profit in the second quarter 2025 declined slightly by $16,000 from the second quarter of 2024. Our gross margin improved from 47.0% in the second quarter 2024 to 50.9% in the second quarter of 2025. The improvement in our gross margin is primarily due to lower freight, lower inventory losses, and product and channel mix, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods.

First six months 2025 vs. 2024

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$4,105	56.8%	$4,451	55.9%
E-commerce sales (B2C)	3,121	43.2%	3,505	44.1%
Product sales, net	$7,226	100.0%	$7,956	100.0%

We had net product sales of $7.2 million and gross profit of $3.5 million, representing a gross margin of 48.5%, in the six months ended June 30, 2025, compared to net product sales of $8.0 million and gross profit of $3.7 million, representing a gross margin of 46.7%, in the six months ended June 30, 2024. Our net product sales decreased in the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 mostly due to lower sales volume. The total number of units sold during the six months ended June 30, 2025 decreased by 9.5% compared to the six months ended June 30, 2024. In addition, our average sales price per unit for the six months ended June 30, 2025 decreased by 1.0% compared to the same period in 2024.

37.0% of our net revenue for the six month ended June 30, 2025 was from new products launched since January 1, 2023. During this time, we launched 34 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 by $0.5 million, or 12.2%. The reduction is mostly due to the lower number of units sold in the six months ended June 30, 2025. In addition, cost of goods sold in the six months ended June 30, 2025 decreased as a percentage of revenue compared to the six months ended June 30, 2024, mostly due to lower freight, cost savings and product mix, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods in the six months ended June 30, 2025 compared to the prior year period. Our gross profit declined to $3.5 million in the six months ended June 30, 2025 from $3.7 million in the six months ended June 30, 2024. Our gross margin improved from 46.7% in the six months ended June 30, 2024 to 48.5% in the six months ended June 30, 2025. The improvement in our gross margin is primarily due to lower freight, product and channel mix, and additional cost savings, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods.

Research and development expense

	Three months ended June 30,		Change		Six months ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$50	$28	$22	79%	$80	$64	$16	25%
Percentage of product sales, net	1.4%	0.7%			1.1%	0.8%

Second Quarter 2025 vs. 2024

Research and development (“R&D”) expense for the second quarter 2025 increased compared to the same period in 2024 due to product development activity associated with the in-sourcing of our vegan softgels.

First six months 2025 vs. 2024

R&D expense increased slightly due to additional product development activity associated with the in-sourcing of the manufacturing of our vegan softgels.

Selling, general and administrative expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)				(in thousands)
Sales expense	$718	$793	$(75)	(9)%	$1,449	$1,606	$(157)	(10)%
Marketing expense	371	374	(3)	(1)%	819	996	(177)	(18)%
General & administrative expense	836	1,248	(412)	(33)%	1,796	2,250	(454)	(20)%
Selling, general and administrative	$1,925	$2,415	$(490)	(20)%	$4,064	$4,852	$(788)	(16)%
Percentage of product sales, net	53.2%	61.1%			56.2%	61.0%

Second Quarter 2025 vs. 2024

Selling, general and administrative (“SG&A”) expense decreased to $1.9 million in the second quarter of 2025 compared to $2.4 million in the second quarter of 2024, which was primarily a result of the following:

•
Sales expense decreased due to lower commission, payroll, travel and other expense, partially offset by an increase in stock-based compensation expense.
•
Marketing expense decreased slightly due to lower marketing activities, partially offset by an increase in stock-based compensation expense.
•
General and administrative ("G&A") expense for the second quarter of 2025 decreased from the prior year period due to lower legal fees, insurance expense and other administrative cost reductions, partially offset by an increase in stock-based compensation expense.

First six months 2025 vs. 2024

SG&A expense decreased to $4.1 million in the six months ended June 30, 2025 compared to $4.9 million in the six months ended June 30, 2024, which was primarily a result of the following:

•
Sales expense decreased due to lower commission, payroll, travel and other expense, partially offset by an increase in stock-based compensation expense.
•
Marketing expense decreased due to lower digital advertising spend and reduced tradeshow expense, partially offset by an increase in stock-based compensation expense. Our reduced digital marketing expense declined due to lower advertising activity during the first six month of 2025.
•
G&A expense for the six months ended June 30, 2025 decreased from the prior year period due to lower legal fees, insurance expense and other administrative cost reductions, partially offset by an increase in stock-based compensation expense.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder. On April 15, 2025, the statute of limitations for employer and employee Medicare portion of FICA taxes expired. As a result of the expiration of the relevant statutes of limitations, the IRS does not have the rights to assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from the Company and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $0.5 million during the six months ended June 30, 2025. For more information, please see Note 12, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense, net

Interest expense, net consists of interest expense and interest income. Interest expense, net increased by approximately $0.1 million in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, and by approximately $0.3 million in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, in each case due to the amortization of debt discount and debt issuance costs for the note payable with an institutional investor.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2025 and 2024 is detailed below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(261)	$(584)	$(370)	$(1,212)
Depreciation expense	52	71	128	130
Amortization expense	6	5	12	9
Interest expense, net	130	1	281	3
Income tax expense	—	—	7	6
EBITDA	(73)	(507)	58	(1,064)
Stock-based compensation (1)	132	37	250	67
Gain on extinguishment of debt (2)	—	—	(38)	—
Benefit for reversal of accrued payroll tax (3)	—	—	(522)	—
Professional fees associated with legal dispute (4)	—	464	—	693
Adjusted EBITDA	$59	$(6)	$(252)	$(304)

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
(4)
Represents legal and other professional expenses incurred during 2024 associated with the legal dispute with founder. For more information on the Company's legal proceedings, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the six months ended June 30, 2025 and the year ended December 31, 2024, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, and (iii) proceeds from note payable financings. As of June 30, 2025, we had approximately $0.9 million of cash and working capital of approximately $0.2 million.

For the six months ended June 30, 2025, the Company generated cash flows from operations of $0.2 million. However, during the year ended December 31, 2024, we generated negative cash flows from operations of $0.9 million, and we had an accumulated deficit of $87.4 million as of June 30, 2025.

We believe that a combination of factors have adversely impacted our business operations for the six months ended June 30, 2025 and the year ended December 31, 2024. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to make additional acquisitions to further diversify our product offerings.

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

The Note is due and payable on August 12, 2026 and we are required to make monthly repayments to the Investor of $106,667 starting on June 12, 2025. We can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event we paid the Note in full on or before August 12, 2025, we would have received a $100,000 discount from the outstanding balance. The Note is secured by all of our assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor on February 12, 2025. Our obligations under the Note are guaranteed by each of our subsidiaries. No interest will accrue on the Note unless and until an occurrence of an event of default, as defined in the Note.

Streeterville Note

In July 2024, we entered into a note purchase agreement with Streeterville, pursuant to which we issued and sold to Streeterville a Secured Promissory Note (the "Streeterville Note") in the original principal amount of $1.2 million. The Streeterville Note carried an original issuance discount of $283,500. We incurred additional debt issuance costs of $5,000. As a result, we received aggregate net proceeds of approximately $0.9 million in connection with the sale and issuance of the Streeterville Note. The Streeterville Note was to mature on July 3, 2025 and we were required to make weekly repayments to Streeterville on the note in the amount of $22,856 until the Streeterville Note was paid in full. We were able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event we repaid the Streeterville Note in full on or before December 31, 2024, we would have received a $75,000 discount from the outstanding balance.

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

We made principal payments to Streeterville of $0.6 million during the six months ended June 30, 2025. We repaid the outstanding Streeterville Note prior to its maturity date and recognized a gain on extinguishment of $37,500. As a result, the Streeterville Note has been fully repaid and satisfied as of June 30, 2025, and our obligations thereunder, were cancelled and terminated.

First Insurance Funding Agreements

In October 2024, we entered into a new finance agreement with First Insurance Funding in order to fund a portion of our insurance policies for the upcoming policy year. The amount financed is $0.2 million, which incurs interest at an annual rate of 8.42%. We are required to make monthly payments of $20,396 from November 2024 through July 2025. The outstanding balance as of June 30, 2025 was $20,256.

In November 2023, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.3 million, which incurred interest at an annual rate of 8.42%. We were required to make monthly payments of $29,781 from November 2023 through July 2024. There was no outstanding balance as of June 30, 2025.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our condensed consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. We generated cash flows from operations of $0.2 million for the six months ended June 30, 2025. However, we generated negative cash flows from operations of $0.9 million for the year ended December 31, 2024 and had an accumulated deficit of $87.4 million as of June 30, 2025. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the three and six months ended June 30, 2025 and 2024 is provided below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net cash flows provided by (used in):
Operating activities	$287	$(57)	$206	$(575)
Investing activities	(49)	(40)	(89)	(40)
Financing activities	(167)	(87)	313	(223)
Effect of exchange rate changes on cash	3	(1)	2	(2)
Net increase (decrease) in cash	74	(185)	432	(840)
Cash, beginning of period	812	662	454	1,317
Cash, end of period	$886	$477	$886	$477

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

Cash flows provided by operating activities was $0.2 million in the six months ended June 30, 2025, compared to cash flows used in operating activities was $0.6 million in the six months ended June 30, 2024. Our net loss of $0.4 million for the six months ended June 30, 2025, adjusted for non-cash items of $0.3 million, resulted in a net loss, adjusted for non-cash items of $0.1 million, compared to a net loss, adjusted for non-cash items, of $0.8 million in the prior year period, an improvement of $0.7 million. Our non-cash adjustments declined by $0.1 million from $0.4 million in the six months ended June 30, 2024 to $0.3 million in the six months ended June 30, 2025. Non-cash adjustments decreased as we recognized a benefit for the reversal of accrued payroll tax of $0.5 million related to the RSU's previously issued to Mona during the six months ended June 30, 2025. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation. Changes in working capital generated $0.2 million during the first six months of 2025 and 2024. Our net loss declined by $0.8 million, mostly due to the benefit for the reversal of accrued payroll taxes of $0.5 million. The remaining improvement in our net loss of $0.3 million is mostly due to improved operating performance and reduced SG&A expenses.

Investing Activities

Cash used in investing activities was $89,000 in the six months ended June 30, 2025 related to improvements to our manufacturing facility at Elevated Softgels. We used cash in investing activities in the six months ended June 30, 2024 for the acquisition of Elevated Softgels.

Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2025 compared to net cash used in financing activities of $0.2 million for the six months ended June 30, 2024. Our financing activities for the six months ended June 30, 2025 consisted of proceeds from our note payable financing of $1.1 million, offset by repayments of Streeterville note of $0.6 million, repayments of our note financing of $0.1 million, and repayment of our insurance financing of $0.1 million. Our financing activities for the six months ended June 30, 2024 consisted of repayments of assumed debt for Cultured Foods of $0.1 million and our insurance financing of $0.2 million.

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

There is currently a lack of a clear federal regulatory framework regarding the development, sale and use of CBD products in the United States. As a result, differing state regulations have emerged, which regulations are constantly evolving and differ significantly from state to state in many cases. Several states, including without limitation, California, Florida, Maryland, Minnesota, New York, Utah and Virginia, have recently adopted regulations that may impact our ability to sell certain of our products in these states. In September 2024, California Governor Gavin Newsom signed an emergency order into law, effectively banning the sale of hemp products intended for human use that contain detectable amounts of THC or certain other cannabinoids in California, amongst other things. The emergency order was originally in effect through March 25, 2025, and has been extended by one year. We have certain products which fall under this category that we have historically sold in California. It is currently unknown whether the duration of the emergency order will be extended, and/or whether it will be replaced with a permanent law with similar or more stringent prohibitions. This emergency order had a negative impact on our operating results for the three and six months ended June 30, 2025 and we expect that it will continue to have a negative impact on our business going forward for so long as it, or any permanent law with similar or more stringent prohibitions, remains in effect; however, it is currently impossible to quantify the expected impact on our business. There is also substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing cannabinoids may engage in interstate commerce. These uncertainties have had, and may continue to have, an adverse effect on our business. Additionally, restrictive state regulations could adversely impact our revenue and earnings going forward.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Dated August 13, 2025

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)

Dated August 13, 2025