Form 10-Q
period 2025-09-30
CV Sciences, Inc.
filed 2025-11-13
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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

As of November 11, 2025, the issuer had 184,263,663 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CV SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$381	$454
Accounts receivable, net	405	522
Inventory	4,080	4,897
Prepaid expenses and other	231	370
Total current assets	5,097	6,243

Property and equipment, net	349	399
Right of use assets	410	94
Intangibles, net	82	93
Goodwill	1,010	971
Other assets	47	127
Total assets	$6,995	$7,927

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,214	$1,925
Accrued expenses	2,874	3,424
Current portion of operating lease liability	247	83
Current portion of long-term debt, net of debt issuance costs	451	677
Total current liabilities	4,786	6,109

Operating lease liability	162	19
Debt, net of debt issuance costs	504	—
Deferred tax liability	4	4
Total liabilities	5,456	6,132

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of September 30, 2025 and December 31, 2024; and no shares outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of September 30, 2025 and December 31, 2024; 184,264 shares issued and outstanding as of September 30, 2025 and December 31, 2024	18	18
Additional paid-in capital	89,207	88,773
Accumulated deficit	(87,733)	(86,981)
Accumulated other comprehensive income (loss)	47	(15)
Total stockholders' equity	1,539	1,795

Total liabilities and stockholders' equity	$6,995	$7,927

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales, net	$3,256	$3,865	$10,482	$11,821
Cost of goods sold	1,677	2,087	5,401	6,330
Gross profit	1,579	1,778	5,081	5,491

Operating expenses:
Research and development	24	29	104	93
Selling, general and administrative	1,830	2,090	5,894	6,942
Benefit from reversal of accrued payroll taxes (Note 12)	—	—	(522)	—
Total operating expenses	1,854	2,119	5,476	7,035

Operating loss	(275)	(341)	(395)	(1,544)

Gain on extinguishment of debt	—	—	(38)	—
Interest expense, net	107	115	388	118
Loss before income taxes	(382)	(456)	(745)	(1,662)
Income tax expense	—	—	7	6
Net loss	$(382)	$(456)	$(752)	$(1,668)

Weighted average common shares outstanding, basic and diluted	184,264	182,261	184,264	172,671

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(382)	$(456)	$(752)	$(1,668)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	21	62	9
Total comprehensive loss	$(388)	$(435)	$(690)	$(1,659)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	184,264	$18	$88,773	$(86,981)	$(15)	$1,795
Vesting of common stock for services	—	—	60	—	—	60
Stock-based compensation	—	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(109)	—	(109)
Balance at March 31, 2025	184,264	18	88,951	(87,090)	13	1,892
Stock-based compensation	—	—	132	—	—	132
Foreign currency translation adjustment	—	—	—	—	40	40
Net loss	—	—	—	(261)	—	(261)
Balance at June 30, 2025	184,264	18	89,083	(87,351)	53	1,803
Stock-based compensation	—	—	124	—	—	124
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Net loss	—	—	—	(382)	—	(382)
Balance at September 30, 2025	184,264	$18	$89,207	$(87,733)	$47	$1,539

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	161,678	$16	$87,464	$(84,587)	$10	$2,903
Issuance of common stock for services	1,550	—	62	—	—	62
Stock-based compensation	—	—	30	—	—	30
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Net loss	—	—	—	(628)	—	(628)
Balance at March 31, 2024	163,228	16	87,556	(85,215)	5	2,362
Issuance of common stock for acquisition	17,423	2	698	—	—	700
Stock-based compensation	—	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Net loss	—	—	—	(584)	—	(584)
Balance at June 30, 2024	180,651	18	88,291	(85,799)	(2)	2,508
Issuance of common stock for services	3,613	—	31	—	—	31
Stock-based compensation	—	—	87	—	—	87
Foreign currency translation adjustment	—	—	—	—	21	21
Net loss	—	—	—	(456)	—	(456)
Balance at September 30, 2024	184,264	$18	$88,409	$(86,255)	$19	$2,191

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(752)	$(1,668)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	171	220
Stock-based compensation	374	154
Amortization of debt discount	386	117
Amortization of right of use assets	175	86
Gain on debt extinguishment	(38)	—
Benefit from reversal of accrued payroll tax (Note 12)	(522)	—
Gain in fair value of contingent consideration liabilities	—	(188)
Other	128	236
Change in operating assets and liabilities:
Accounts receivable, net	130	19
Inventory	830	689
Prepaid expenses and other	141	208
Accounts payable and accrued expenses	(1,076)	(570)
Net cash flows used in operating activities	(53)	(697)

INVESTING ACTIVITIES
Purchases of property and equipment	(100)	—
Acquisition of business, net of cash acquired	—	(6)
Net cash flows used in investing activities	(100)	(6)

FINANCING ACTIVITIES
Proceeds from note payable	1,200	900
Debt issuance costs related to note payable	(82)	(5)
Repayment of note payable	(900)	(325)
Repayment of unsecured debt	(139)	(203)
Net cash flows provided by financing activities	79	367
Effect of exchange rate changes on cash	1	(2)
Net decrease in cash	(73)	(338)
Cash, beginning of period	454	1,317
Cash, end of period	$381	$979

Supplemental cash flow disclosure:
Interest paid	$4	$6
Income taxes paid	$7	$6

Supplemental disclosures of non-cash transactions:
Services paid with common stock	$60	$92
Right of use asset financed by lease liabilities	$486	$—
Original issuance discount for note payable	$(400)	$(284)
Debt modification cost	$(150)	$—
Working capital adjustment due from seller	$—	$34
Fair value of net assets acquired, excluding cash	$—	$341
Goodwill on acquisition	$—	$365
Common stock consideration	$—	$(700)
Cash paid for acquisition	$—	$6

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

Description of Business - The Company develops, manufactures, markets and sells herbal supplements, hemp-based cannabidiol (“CBD”) and plant-based food products. The Company sells its products under tradenames, such as +PlusCBD™, +PlusCBD™Pet, +PlusHLTH™, Cultured Foods™, and Lunar Fox™. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. In addition, subject to available capital, the Company is developing drug candidates which use CBD as a primary active ingredient.

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

Basis of Presentation - The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. On December 7, 2023, the Company acquired Cultured Foods and on May 13, 2024, the Company acquired Elevated Softgels, both of which are now wholly owned subsidiaries of the Company. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 27, 2025. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated negative cash flows from operations of $0.1 million for the nine months ended September 30, 2025 and had an accumulated deficit of $87.7 million as of September 30, 2025. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

In October 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which the Company issued and sold to the Investor a secured promissory note and received net proceeds of $300,000. For more information refer to Note 14.

Subsequent to quarter-end, federal legislation was enacted that, effective November 13, 2026, will prohibit the sale of hemp-derived products containing more than 0.4 milligrams of total THC per container. The Company is assessing the potential implications of this legislation on its operations and product offerings. For more information refer to Note 14.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates. Significant estimates include the valuation of intangible assets and goodwill, inputs for valuing equity awards, valuation of inventory and assumptions related to revenue recognition.

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of September 30, 2025 and December 31, 2024, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of September 30, 2025 and December 31, 2024, as the interest rates on the debt approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2025 and December 31, 2024.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2025 and December 31, 2024.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below in Note 3. Acquisitions, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2025 and December 31, 2024.

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

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$1,784	54.8%	$2,209	57.2%
E-Commerce sales (B2C)	1,472	45.2%	1,656	42.8%
Product sales, net	$3,256	100.0%	$3,865	100.0%

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$5,889	56.2%	$6,660	56.3%
E-Commerce sales (B2C)	4,593	43.8%	5,161	43.7%
Product sales, net	$10,482	100.0%	$11,821	100.0%

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.
BALANCE SHEET DETAILS

Inventory

Inventory as of September 30, 2025 and December 31, 2024 was comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$2,439	$2,581
Work in process	356	649
Finished goods	1,285	1,667
	$4,080	$4,897

Additions to the inventory provision for the three and nine months ended September 30, 2025 and 2024 were not material.

Accrued expenses

Accrued expenses as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll taxes (Note 12)	$—	$522
Accrued payroll expenses	1,371	1,479
Other accrued liabilities	1,503	1,423
	$2,874	$3,424

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

4.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2024:	$971
Translation adjustment	39
Balance - September 30, 2025:	$1,010

As of December 31, 2024, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. After performing a qualitative test, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment and the quantitative impairment test was not performed. The Company did not record any goodwill impairment charges for the year ended December 31,

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2024. No indicators of impairment were identified during the three and nine months ended September 30, 2025. The Company's annual impairment testing date is December 31 of each year.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	September 30, 2025	December 31, 2024
Gross carrying amount	$116	$116
Accumulated amortization	(40)	(22)
Translation adjustment	6	(1)
Net carrying amount	$82	$93

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2024:	$40	$53	$93
Amortization	(8)	(10)	(18)
Translation adjustments	4	3	7
Balance - September 30, 2025:	$36	$46	$82

The Company did not incur costs to renew or extend the term of acquired intangible assets for the three and nine months ended September 30, 2025 and 2024. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year. No indicators of impairment were identified during the three and nine months ended September 30, 2025.

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

The Company's operating leases are included in "Right of use assets" on the Company's September 30, 2025 and December 31, 2024 Condensed Consolidated Balance Sheets, and represents the Company's right to use the underlying assets for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's September 30, 2025 and December 31, 2024 Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. As of September 30, 2025, the Company had operating lease obligations and operating lease assets of $0.4 million related to its facilities. During the three and nine months ended September 30, 2025, the Company's total lease cost was $62,363 and $174,662, respectively. During the three and nine months ended September 30, 2024, the Company's total lease cost was $29,357 and $86,380, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were $35,657 and $59,429 during the three and nine months ended September 30, 2024. Short-term lease cost related to short-term operating leases and variable lease costs were not material during the three and nine months ended September 30, 2025.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

September 30, 2025
Weighted-average remaining lease term (in months)	18.4
Weighted-average discount rate	7.9%

Maturities of lease liabilities as of September 30, 2025 were as follows (in thousands):

Year ending December 31,
2025 (remaining three months)	$69
2026	$276
2027	90
435
Less imputed interest	(26)
Total lease liabilities	$409
Current operating lease liabilities	$247
Non-current operating lease liabilities	162
Total lease liabilities	$409

6.
DEBT

Debt as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30, 2025	December 31, 2024
Note payable, net of discount and costs	$955	$538
Insurance financing	—	139
	955	677
Less: Current portion of debt	(451)	(677)
Long-term portion of debt	$504	$—

Principal payments on the debt are as follows (in thousands):

Year ending December 31,
2025 (remaining three months)	$—
2026	1,067
2027	213
Total principal payments	1,280
Less amortization	(325)
Total	$955

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

The Note was due and payable on August 12, 2026 and the Company was required to make monthly repayments to the Investor of $106,667 starting on June 12, 2025.

In September 2025, the Company entered into an agreement (the “Agreement”) with the Investor. The Agreement amended the Note among other things: (a) to provide for a new maturity date of February 12, 2027, (b) to provide that the monthly redemption amount consists of (i) $106,667 of the outstanding principal amount of the Note on each of the first 3 monthly redemption dates, (ii) $0 of the outstanding principal amount of the Note on each of the next 6 monthly redemption dates, and (iii) $106,667 of the outstanding principal amount of the Note on each of the subsequent 12 monthly redemption dates, and (c) to provide the Investor $150,000 in cash.

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

In October 2025, the Company entered into a new note with the Investor. For more information - refer to Note 14.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

when due or that remained outstanding while an Event of Default exists. The Streeterville Note was secured by all of the Company’s assets as set forth in the Security Agreement dated July 3, 2024.

The Company made principal payments to Streeterville of $0.6 million during the nine months ended September 30, 2025. The Company repaid the outstanding Streeterville Note prior to its maturity date and recognized a gain on extinguishment of note of $37,500. As a result, the Streeterville Note has been fully repaid and satisfied as of September 30, 2025, and the Company's obligations thereunder, were cancelled and terminated.

Insurance Financing

In October 2025, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million, which incurs interest at a rate of 7.72% per annum. The Company is required to make monthly payments of $18,299 from November 2025 through July 2026.

In October 2024, the Company entered into a financing agreement with First Insurance Funding in order to fund a portion of its insurance policies for its most recent policy year. The amount financed was $0.2 million, which incurred interest at a rate of 8.42% per annum. The Company was required to make monthly payments of $20,396 from November 2024 through July 2025. There was no outstanding balance as of September 30, 2025.

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

Warrants

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	September 30, 2025	December 31, 2024
March 30, 2022	Equity	$0.1000	June 6, 2025	—	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	—	750,000
				—	10,750,000

During the nine months ended September 30, 2025, the Company cancelled 10,750,000 warrants with a weighted average exercise price of $0.0991 per share, as these warrants remained unexercised and the deadline to exercise these warrants lapsed.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2025, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2024	26,823	$0.14	8.4	$—
Granted	14,950	0.04	—	—
Exercised	—	—	—	—
Cancelled	(908)	0.34	—	—
Outstanding - September 30, 2025	40,865	0.10	8.2	46

Exercisable - September 30, 2025	20,446	0.15	7.3	14
Vested or expected to vest - September 30, 2025	40,865	$0.10	8.2	$46

The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. As of September 30, 2025, there were 6,750,000 unvested performance-based stock options previously granted to Michael Mona Jr. ("Mona") outside of the 2013 Plan and 2023 Plan which are not included in the above table. These stock options have a weighted average exercise price of $0.375 and vest upon the satisfaction of future performance conditions (refer to Note 12).

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Nine months ended September 30,
	2025	2024
Volatility	146.1%	138.1%
Risk-Free Interest Rate	4.4%	4.3%
Expected Term (in years)	5.76	5.75
Dividend Rate	—%	—%
Weighted Average Fair Value Per Share on Grant Date	$0.03	$0.05

The Company did not grant stock options during the three months ended September 30, 2025 and 2024.

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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	40,865	26,848	40,865	26,848
Performance stock options	6,750	6,750	6,750	6,750
Warrants	—	10,750	—	10,750
Total	47,615	44,348	47,615	44,348

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

11.
INCOME TAXES

For the three and nine months ended September 30, 2025 and 2024, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company believes that the statute of limitations for employer and employee Medicare portion of FICA taxes expired on April 15, 2025. As a result of the expiration of the relevant statutes of limitations, the Company believes that the IRS does not have the rights to assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $0.5 million during the nine months ended September 30, 2025.

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

The Company's reportable segment product sales, net and net loss for the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Product sales, net	$3,256	$3,865	$10,482	$11,821
Cost of goods sold	1,677	2,087	5,401	6,330
Gross profit	1,579	1,778	5,081	5,491

Operating expenses:
Research and development expense	24	29	104	93
Sales expense	691	820	2,140	2,426
Marketing expense	429	530	1,248	1,526
General and administrative expense	710	740	2,506	2,990
Benefit from reversal of accrued payroll taxes	—	—	(522)	—
Total operating expenses	1,854	2,119	5,476	7,035

Operating loss	(275)	(341)	(395)	(1,544)
Gain on extinguishment of debt	—	—	(38)	—
Other expense, net	107	115	388	118
Loss before income taxes	(382)	(456)	(745)	(1,662)
Income tax expense	—	—	7	6
Net loss	$(382)	$(456)	$(752)	$(1,668)

14.
SUBSEQUENT EVENTS

Note Payable

In October 2025, the Company entered into a securities purchase agreement with the Investor, pursuant to which the Company issued and sold to the Investor a secured promissory note in the original principal amount of $600,000 (the “New Note”). The New Note carries an original issuance discount of $150,000 and the Company paid $13,125 to the Investor to cover legal and other fees. The original issuance discount for the New Note and modification fees related to the Note as described in Note 6 were deducted from the proceeds of the New Note received by the Company which resulted in a purchase price received by the Company of $300,000.

The New Note is due and payable on April 6, 2027 and the Company is required to make monthly repayments to the Investor of $46,154 starting on April 6, 2026. The Company can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repays the New Note in full on or before April 6, 2026, the Company will receive an 8% discount from the outstanding balance. The New Note is secured by all of the Company's assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor in October 2025. The Company's obligations under the New Note are guaranteed by each of the Company's subsidiaries. No interest will accrue on the New Note unless and until an occurrence of an event of default, as defined in the New Note.

Regulatory Update

In November 2025, Congress passed, and the President signed into law, a government funding bill that includes provisions affecting hemp-derived products. The legislation provides that, effective November 13, 2026, the sale of hemp-derived products containing more than 0.4 milligrams of total tetrahydrocannabinol (“THC”) per container will be prohibited under federal law. Products containing less than this amount may continue to be sold, but such products currently represent a small portion of the overall hemp-derived product market.

The Company is evaluating the potential impact of this legislation on its product portfolio, supply chain, and future operating results. The Company has up to one year to assess and, if necessary, modify its product formulations, labeling, and related compliance measures in response to this legislation. While management cannot reasonably estimate the financial effect of this legislation at this time, it could have a material adverse impact on the Company's business, results of operations, and cash flows if enacted as currently written.

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

Our +PlusCBD™ branded products are sold at select retail locations throughout the U.S. and are the top-selling brands of hemp extracts in the natural products market, according to SPINS, the leading provider of syndicated data and insights for the natural, organic and specialty products industry. We follow all guidelines for good manufacturing practices ("GMP") and our products are processed, produced, and tested throughout the manufacturing process to confirm strict compliance with company and regulatory standards and specifications. With a commitment to science, +PlusCBD™ product benefits in healthy people are supported by human clinical research data, in addition to three published clinical case studies available on PubMed.gov. +PlusCBD™ was the first hemp extract supplement brand to invest in the scientific evidence necessary to receive self-affirmed "generally recognized as safe" (“GRAS”) status.

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

In August 2024, we engaged Maxim Group LLC (“Maxim”) as a non-exclusive financial advisor and investment banker to provide strategic financial advisory and investment banking services. With the help of Maxim, the Company intends to continue to build an efficient and cost effective consumer products platform and continue to evaluate inbound and outbound merger, sale, acquisition or other opportunities for the Company.

Subsequent to quarter-end, federal legislation was enacted that, effective November 13, 2026, will prohibit the sale of hemp-derived products containing more than 0.4 milligrams of total THC per container. The Company is assessing the potential implications of this legislation on its operations and product offerings. Depending on future regulatory developments or changes to the legislation, this provision could materially affect the Company's ability to continue selling certain of its existing products.

We also have a drug development program focused on developing and commercializing CBD-based novel therapeutics, subject to available capital.

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Results of Operations

Revenues and gross profit

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$3,256	$3,865	$(609)	(15.8)%	$10,482	$11,821	$(1,339)	(11.3)%
Cost of goods sold	1,677	2,087	(410)	(19.6)%	5,401	6,330	(929)	(14.7)%
Gross profit	$1,579	$1,778	$(199)	(11.2)%	$5,081	$5,491	$(410)	(7.5)%
Gross margin	48.5%	46.0%			48.5%	46.5%

Third Quarter 2025 vs. 2024

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$1,784	54.8%	$2,209	57.2%
E-commerce sales (B2C)	1,472	45.2%	1,656	42.8%
Product sales, net	$3,256	100.0%	$3,865	100.0%

We had net product sales of $3.3 million and gross profit of $1.6 million, representing a gross margin of 48.5%, in the third quarter of 2025, compared to net product sales of $3.9 million and gross profit of $1.8 million, representing a gross margin of 46.0%, in the third quarter of 2024. Net product sales decreased in the third quarter of 2025 when compared to the third quarter 2024 driven by lower sales volume due to out-of-stock issues for some of our key products and restrictive regulation in certain states. The total number of units sold during the third quarter 2025 decreased by 15.8% compared to the third quarter 2024, partially offset by an increase of our average sales price per unit of 1.4% compared to the same period 2024. In addition, our net sales declined due to lower third-party contract manufacturing (“CMO”) revenue in the third quarter of 2025 compared to the same period in 2024.

39.0% of our net revenue for the third quarter 2025 was from new products launched since January 1, 2023. During this time, we launched 38 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the third quarter of 2025 compared to the third quarter of 2024 by $0.4 million, or 19.6%. The reduction is mostly due to the lower number of units sold in the third quarter of 2025. In addition, cost of goods sold in the third quarter of 2025 decreased as a percentage of revenue compared to the second quarter of 2024, mostly due lower freight, lower inventory losses and product mix, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods in the third quarter of 2025 compared to the prior year period. Our gross profit in the third quarter 2025 declined by $0.2 million, or 11.2% from the third quarter of 2024. Our gross margin improved from 46.0% in the third quarter 2024 to 48.5% in the third quarter of 2025. The improvement in our gross margin is primarily due to lower freight, lower inventory losses, and product and channel mix, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods.

First nine months 2025 vs. 2024

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$5,889	56.2%	$6,660	56.3%
E-commerce sales (B2C)	4,593	43.8%	5,161	43.7%
Product sales, net	$10,482	100.0%	$11,821	100.0%

We had net product sales of $10.5 million and gross profit of $5.1 million, representing a gross margin of 48.5%, in the nine months ended September 30, 2025, compared to net product sales of $11.8 million and gross profit of $5.5 million, representing a gross margin of 46.5%, in the nine months ended September 30, 2024. Our net product sales decreased in the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024 mostly due to lower sales volume. Our sales volume declined due to the impact of restrictive state regulations and most recently due to out-of-stock issues for some of our key products. The total number of units sold during the nine months ended September 30, 2025 decreased by 11.6% compared to the nine months ended September 30, 2024. In addition, our average sales price per unit for the nine months ended September 30, 2025 decreased by 0.2% compared to the same period in 2024.

37.6% of our net revenue for the nine month ended September 30, 2025 was from new products launched since January 1, 2023. During this time, we launched 38 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 by $0.9 million, or 14.7%. The reduction is mostly due to the lower number of units sold in the nine months ended September 30, 2025. In addition, cost of goods sold in the nine months ended September 30, 2025 decreased as a percentage of revenue compared to the nine months ended September 30, 2024, mostly due to lower freight, cost savings and product mix, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods in the nine months ended September 30, 2025 compared to the prior year period. Our gross profit declined to $5.1 million in the nine months ended September 30, 2025 from $5.5 million in the nine months ended September 30, 2024. Our gross margin improved from 46.5% in the nine months ended September 30, 2024 to 48.5% in the nine months ended September 30, 2025. The improvement in our gross margin is primarily due to lower freight, product and channel mix, and additional cost savings, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods.

Research and development expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$24	$29	$(5)	(17)%	$104	$93	$11	12%
Percentage of product sales, net	0.7%	0.8%			1.0%	0.8%

Third Quarter 2025 vs. 2024

Research and development (“R&D”) expense for the third quarter 2025 decreased slightly compared to the same period in 2024 due to lower new product development activity.

First nine months 2025 vs. 2024

R&D expense increased slightly due to additional product development activity associated with the in-sourcing of the manufacturing of our vegan softgels.

Selling, general and administrative expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)				(in thousands)
Sales expense	$691	$820	$(129)	(16)%	$2,140	$2,426	$(286)	(12)%
Marketing expense	429	530	(101)	(19)%	1,248	1,526	(278)	(18)%
General & administrative expense	710	740	(30)	(4)%	2,506	2,990	(484)	(16)%
Selling, general and administrative	$1,830	$2,090	$(260)	(12)%	$5,894	$6,942	$(1,048)	(15)%
Percentage of product sales, net	56.2%	54.1%			56.2%	58.7%

Third Quarter 2025 vs. 2024

Selling, general and administrative (“SG&A”) expense decreased to $1.8 million in the third quarter of 2025 compared to $2.1 million in the third quarter of 2024, which was primarily a result of the following:

•
Sales expense decreased due to lower payroll, commission, travel and other expense, partially offset by an increase in stock-based compensation expense.
•
Marketing expense decreased due to lower digital marketing activities.
•
General and administrative ("G&A") expense for the third quarter of 2025 decreased from the prior year period due to lower legal and professional fees, insurance expense, depreciation and other administrative cost reductions, partially offset by an increase in stock-based compensation expense. In addition, we also recognized a gain in fair-value of contingent consideration liabilities of $0.2 million during the third quarter of 2024.

First nine months 2025 vs. 2024

SG&A expense decreased to $5.9 million in the nine months ended September 30, 2025 compared to $6.9 million in the nine months ended September 30, 2024, which was primarily a result of the following:

•
Sales expense decreased due to lower commission, payroll, travel and other expense, partially offset by an increase in stock-based compensation expense.
•
Marketing expense decreased due to lower digital advertising spend, partially offset by an increase in stock-based compensation expense. Our reduced digital marketing expense declined due to lower advertising activity during the first nine months of 2025.
•
G&A expense for the nine months ended September 30, 2025 decreased from the prior year period due to lower legal fees and professional fees, insurance expense, depreciation and other administrative cost reductions, partially offset by an increase in stock-based compensation expense. In addition, we recognized a gain in fair-value of contingent consideration liabilities of $0.2 million during the nine months ended September 30, 2024.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder. On April 15, 2025, the statute of limitations for employer and employee Medicare portion of FICA taxes expired. As a result of the expiration of the relevant statutes of limitations, the IRS does not have the rights to assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from the Company and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $0.5 million during the nine months ended September 30, 2025. For more information, please see Note 12, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense, net

Interest expense, net consists of interest expense and interest income. Interest expense, net was $0.1 million in the three months ended September 30, 2025 and 2024. Interest expense increased from $0.1 million for the nine months ended September 30, 2024 to $0.3 million for the nine months ended September 30, 2025 due to the amortization of debt discount and debt issuance costs for the note payable with an institutional investor.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and nine months ended September 30, 2025 and 2024 is detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(382)	$(456)	$(752)	$(1,668)
Depreciation expense	27	93	155	223
Amortization expense	6	6	18	15
Interest expense, net	107	115	388	118
Income tax expense	—	—	7	6
EBITDA	(242)	(242)	(184)	(1,306)
Stock-based compensation (1)	124	87	374	154
Gain on extinguishment of debt (2)	—	—	(38)	—
Benefit for reversal of accrued payroll tax (3)	—	—	(522)	—
Professional fees associated with legal dispute (4)	—	80	—	773
Adjusted EBITDA	$(118)	$(75)	$(370)	$(379)

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

Liquidity and Capital Resources

During the nine months ended September 30, 2025 and the year ended December 31, 2024, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, and (iii) proceeds from note payable financings. As of September 30, 2025, we had approximately $0.4 million of cash and working capital of approximately $0.3 million.

For the nine months ended September 30, 2025, the Company generated negative cash flows from operations of $0.1 million and had an accumulated deficit of $87.7 million as of September 30, 2025.

We believe that a combination of factors have adversely impacted our business operations for the nine months ended September 30, 2025 and the year ended December 31, 2024. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to make additional acquisitions to further diversify our product offerings.

In October 2025, we received net proceeds of $0.3 million under a secured promissory note with an institutional investor - please see Note 14, Subsequent Events, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Subsequent to quarter-end, federal legislation was enacted that, effective November 13, 2026, will prohibit the sale of hemp-derived products containing more than 0.4 milligrams of total THC per container. We are assessing the potential implications of this legislation on our operations and product offerings - please see Note 14, Subsequent Events, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Note Payable

In February 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which we issued and sold to the Investor a secured promissory note in the original principal amount of $1,600,000 (the “Note”). The Note carries an original issuance discount of $400,000 and we paid $10,000 to the Investor to cover legal fees. We incurred additional legal and professional fees of $72,424. The original issuance discount was deducted from the proceeds of the Note received by us which resulted in a purchase price received by us of $1,200,000.

The Note was due and payable on August 12, 2026 and we were required to make monthly repayments to the Investor of $106,667 starting on June 12, 2025.

In September 2025, we entered into an agreement (the “Agreement”) with the Investor. The Agreement amended the Note among other things: (a) to provide for a new maturity date of February 12, 2027, (b) to provide that the monthly redemption amount consists of (i) $106,667 of the outstanding principal amount of the Note on each of the first 3 monthly redemption dates, (ii) $0 of the outstanding principal amount of the Note on each of the next 6 monthly redemption dates, and (iii) $106,667 of the outstanding principal amount of the Note on each of the subsequent 12 monthly redemption dates, and (c) to provide the Investor $150,000 in cash.

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

In October 2025, we entered into a new note with the Investor. Please see Note 14, Subsequent Events, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

First Insurance Funding Agreements

In October 2025, we entered into a financing agreement with First Insurance Funding in order to fund a portion of our insurance policies for the upcoming policy year. The amount financed was $0.2 million, which incurs interest at a rate of 7.72% per annum. We are required to make monthly payments of $18,299 from November 2025 through July 2026.

In October 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.2 million, which incurred interest at an annual rate of 8.42%. We were required to make monthly payments of $20,396 from November 2024 through July 2025. There was no outstanding balance as of September 30, 2025.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our condensed consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. We generated negative cash flows from operations of $0.1 million for the nine months ended September 30, 2025 and had an accumulated deficit of $87.7 million as of September 30, 2025. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the three and nine months ended September 30, 2025 and 2024 is provided below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net cash flows provided by (used in):
Operating activities	$(259)	$(127)	$(53)	$(697)
Investing activities	(11)	34	(100)	(6)
Financing activities	(234)	595	79	367
Effect of exchange rate changes on cash	(1)	—	1	(2)
Net increase (decrease) in cash	(505)	502	(73)	(338)
Cash, beginning of period	886	477	454	1,317
Cash, end of period	$381	$979	$381	$979

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

Cash flows used in operating activities was $0.1 million in the nine months ended September 30, 2025, compared to $0.7 million in the nine months ended September 30, 2024. Our net loss of $0.8 million for the nine months ended September 30, 2025, adjusted for non-cash items of $0.7 million, resulted in a net loss, adjusted for non-cash items of $0.1 million, compared to a net loss, adjusted for non-cash items, of $1.0 million in the prior year period, an improvement of $0.9 million. Our non-cash adjustments increased by $0.1 million from $0.6 million in the nine months ended September 30, 2024 to $0.7 million in the nine months ended September 30, 2025. Non-cash adjustments increased due to higher stock-based compensation and interest expense, partially offset by the benefit for the reversal of accrued payroll tax of $0.5 million related to the RSU's previously issued to Mona during the nine months ended September 30, 2025. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation. Changes in working capital generated $0.3 million during the first nine months of 2024, but did not provide a material amount during the first nine months of 2025. Our net loss declined by $0.9 million, mostly due to the benefit for the reversal of accrued payroll taxes of $0.5 million and our improved operating performance and reduced SG&A expenses.

Investing Activities

Cash used in investing activities was $0.1 million in the nine months ended September 30, 2025 related to improvements to our manufacturing facility at Elevated Softgels. We used cash in investing activities in the nine months ended September 30, 2024 for the acquisition of Elevated Softgels.

Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2025 compared to $0.4 million for the nine months ended September 30, 2024. Our financing activities for the nine months ended September 30, 2025 consisted of proceeds from our note payable financing of $1.1 million, offset by repayments of Streeterville note of $0.6 million, repayments of our note financing of $0.3 million, and repayment of our insurance financing of $0.1 million. Our financing activities for the nine months ended September 30, 2024 consisted of proceeds from our Streeterville financing of $0.9 million, repayments of assumed debt for Cultured Foods of $0.1 million, repayments to Streeterville of $0.2 million and our insurance financing of $0.2 million.

Inflation

We have not been affected materially by inflation during the periods presented. However, recent trends towards rising inflation may adversely impact our business and corresponding financial position and cash flow.

Known Trends or Uncertainties

There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, inflation has risen and Federal Reserve interest rates remain high, which may also materially adversely our business and corresponding financial position and cash flows.

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

There is currently a lack of a clear federal regulatory framework regarding the development, sale and use of CBD products in the United States. As a result, differing state regulations have emerged, which regulations are constantly evolving and differ significantly from state to state in many cases. Several states, including without limitation, California, Florida, Maryland, Minnesota, New York, Utah and Virginia, have recently adopted regulations that may impact our ability to sell certain of our products in these states. In September 2024, California Governor Gavin Newsom signed an emergency order into law, effectively banning the sale of hemp products intended for human use that contain detectable amounts of THC or certain other cannabinoids in California, amongst other things. The emergency order was originally in effect through March 25, 2025, and has been extended by one year. We have certain products which fall under this category that we have historically sold in California. It is currently unknown whether the duration of the emergency order will be extended, and/or whether it will be replaced with a permanent law with similar or more stringent prohibitions. This emergency order had a negative impact on our operating results for the three and nine months ended September 30, 2025 and we expect that it will continue to have a negative impact on our business going forward for so long as it, or any permanent law with similar or more stringent prohibitions, remains in effect; however, it is currently impossible to quantify the expected impact on our business. There is also substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing cannabinoids may engage in interstate commerce. These uncertainties have had, and may continue to have, an adverse effect on our business. Additionally, restrictive state regulations could adversely impact our revenue and earnings going forward.

Subsequent to quarter-end, federal legislation was enacted that, effective November 13, 2026, will prohibit the sale of hemp-derived products containing more than 0.4 milligrams of total THC per container. The Company is assessing the potential implications of this legislation on its operations and product offerings. Depending on future regulatory developments or changes to the legislation, this provision could materially affect the Company's ability to continue selling certain of its existing products.

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

We are currently experiencing certain manufacturing constraints that are expected to result in temporary out-of-stock situations for some of our key products during the fourth quarter of 2025 and potentially in early 2026. We are working closely to resolve these issues and expect supply to normalize in 2026. While we do not currently anticipate a material long-term impact, these temporary shortages may affect our near-term revenue and customer order fulfillment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016
2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017
2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter	10-K	000-54677	2.4	March 29, 2024
2.5	Membership Interest Purchase Agreement by and among CV Sciences, Inc., Elevated Softgels, LLC, Clayton J. Montgomery, Chris Fagan, Andrew Kester and Timothy McGreer, dated May 8, 2024	10-Q	000-54677	2.5	August 13, 2024
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
4.2	Form of Warrant, dated March 30, 2022	8-K	000-54677	4.1	April 1, 2022
4.3	Form of Placement Agent Warrant, dated March 30, 2022	8-K	000-54677	4.2	April 1, 2022
10.1	Note Purchase Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.1	July 9, 2024
10.2	Secured Promissory Note issued to Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.2	July 9, 2024

10.3	Security Agreement between the Company and Streeterville Capital, LLC dated July 3, 2024	8-K	000-54677	10.3	July 9, 2024
10.4	Securities Purchase Agreement dated February 12, 2025	8-K	000-54677	10.1	February 20, 2025
10.5	Senior Secured Note Due August 12, 2026	8-K	000-54677	10.2	February 20, 2025
10.6	Security Agreement dated February 12, 2025	8-K	000-54677	10.3	February 20, 2025
10.7	Intellectual Property Security Agreement dated February 12, 2025	8-K	000-54677	10.4	February 20, 2025
10.8	Securities Purchase Agreement dated October 6, 2025	8-K	000-54677	10.1	October 10, 2025
10.9	Senior Secured Note Due April 6, 2027	8-K	000-54677	10.2	October 10, 2025
10.10	Security Agreement dated October 6, 2027	8-K	000-54677	10.3	October 10, 2025
10.11	Intellectual Property Security Agreement dated October 6, 2025	8-K	000-54677	10.4	October 10, 2025
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS*	Inline XBRL Instance Document**					X
101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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

Dated November 13, 2025

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)

Dated November 13, 2025