Form 10-K
period 2025-12-31
CV Sciences, Inc.
filed 2026-03-26
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025, the last day of the registrant's most recently completed second fiscal quarter, based upon the closing price of the registrant's common stock as reported by the OTC:QB Marketplace on such date, was approximately $7 million. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 24, 2026, the issuer had 193,458,420 shares of issued and outstanding common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the registrant’s definitive proxy statement to be delivered to its stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

FORWARD LOOKING STATEMENTS

This Annual Report, the other reports, statements, and information that the Company has previously filed with or furnished to, or that we may subsequently file with or furnish to, the SEC and public announcements that we have previously made or may subsequently make include, may include, or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. To the extent that any statements made in this Annual Report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, marketability of our products; legal and regulatory risks associated with the industries in which we operate, our operation in foreign countries, and the OTC Markets; our ability to successfully integrate acquired businesses into our own; our ability to raise additional capital to finance our activities; the future trading of our common stock; our ability to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; the volatility of our stock price; our ability to attract or retain qualified senior management personnel; the risk that our results could be adversely affected by natural disaster, public health crises, political crises, war, negative global climate patterns, or other catastrophic events; and other risks detailed from time to time in our filings with the SEC, or otherwise.

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

In addition, products under our +PlusCBD™ Pet brand offer all the hemp extract benefits offered by +PlusCBD™ for human use, but they are formulated just for cats and dogs. +PlusCBD™ Pet provides physical and emotional support to help address the stress and physical discomfort keeping pets from being their best. Available in easy to use chews and liquids, with several flavor options including beef, and chicken.

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

We previously developed cannabinoids intended to treat medical indications. Cannabinoids are compounds derived from the Cannabis sativa plant, which contains two primary cannabinoids, CBD and tetrahydrocannabinol (“THC”). Clinical and preclinical data suggest that CBD has promising results in treating a range of medical indications. We acquired drug development assets utilizing CBD as the active pharmaceutical ingredient in our CanX acquisition in December 2015.

Our product candidate, CVSI-007, combines CBD and nicotine in treatment of smokeless tobacco use and addiction. In May 2016, we filed a patent application for the technology implemented for CVSI-007 with the U.S. Patent and Trademark Office (“USPTO”). On May 19, 2020, we received a formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We have similar patent protection in other key markets throughout the world. As of December 31, 2025, our patent has been granted in 10 countries, including the United States, Australia, Canada, Germany, Spain, France, Great Britain, Italy, Netherlands, and Japan.

Our CVSI-007 program has been dormant for several years due to the significant capital required to advance this program. Further development of this program will require significant investment which has not been available. As a result, we have curtailed further development of this program and the related support for patent protection.

During the year ended December 31, 2025, we continued to make strategic cost reductions, including reductions in employee headcount, vendor spending, and the curtailing of certain expenses related to our drug development activities in order to ensure the success of our business.

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

Government Regulation

We are subject to local and federal laws and regulations pertaining to the sale of hemp-derived CBD products in our operating jurisdictions. We maintain required licenses for sourcing, manufacturing, and distribution; we also monitor changes in laws, regulations, treaties, and agreements on a continuous basis. We derive our revenue from the manufacture, marketing and distribution of hemp extracts and other proven, science-backed, natural ingredients and products. All applicable legislation is a matter of public record, and we are unable to predict what additional legislation or amendments governments may enact in the future. Changes to government regulation could impact our existing and planned operations or increase our operating expenses, which could have an adverse effect on our financial condition, results of operations and cash flows.

At the federal level, on December 20, 2018, The Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp and cannabinoids derived from industrial hemp so long as the delta-9 THC concentration is less than 0.3% by dry weight, and allows for industrial hemp production and sale in the United States. The 2018 Farm Bill also removed “hemp” from the purview of the Controlled Substances Act (the “CSA”), and accordingly, the U.S. Drug Enforcement Administration (“DEA”) no longer has any claim to interfere with the interstate commerce of hemp products. The FDA retained authority over the addition of CBD and other cannabinoids to products that fall within the Food, Drug and Cosmetic Act ('FDCA"). To date, the U.S. Food and Drug Administration (“FDA”) deems that it is currently illegal to add CBD to a food or beverage, and the FDA does not deem CBD a dietary supplement as the agency cannot conclude that CBD is "generally recognized as safe" among qualified experts for its use in human or animal food. In January 2023, the FDA publicly announced it had concluded that a new regulatory pathway for CBD was needed that balances individuals' desire for access to CBD products with the regulatory oversight needed to manage risks and that it was prepared to work with Congress on this matter. There can be no assurance that the FDA will approve CBD as an additive to products under the FDCA.

Individual states have retained regulatory authority through their own analogues to the FDCA. The laws and regulations of certain states diverge from the laws and regulations of other states as well as from the federal treatment of the use of hemp as, or in, food, dietary supplements or cosmetic products. Each state also has a certain level of discretion to develop and implement its own laws and regulations governing the manufacturing, composition, formulation, marketing, labeling and sale of hemp products, which has created a patchwork of different regulatory schemes applicable to such products throughout the U.S. We actively monitor federal and state regulations and proposed regulations.

In November 2025, Congress enacted the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extension Act, 2026 (the "November 2025 Appropriations Act"), which significantly amended the federal definition of “hemp” under 7 U.S.C. Sec. 16390. The revised definition changes the THC measurement standard from delta-9 THC (only) to “total THC” concentration (including tetrahydrocannabinols acid, or THCA) of not more than 0.3% on a dry weighted basis. The new definition also imposes a cap of 0.4 milligrams of combined total THC per container for final hemp-derived cannabinoid products and excludes cannabinoids that are not naturally produced by the cannabis plant or that were synthesized or manufactured outside the plant. The changes take effect November 12, 2026, creating a one-year transition period. Accordingly, a substantial majority of hemp-derived products that were previously allowed to be sold under the 2018 Farm Bill - including those sold by CV Sciences - will be subject to severe regulatory restrictions beginning on November 12, 2026, unless further legal action is taken. In response, members of Congress have introduced or announced plans to introduce legislation that would extend or replace the November 2026 deadline, including proposals for comprehensive regulatory frameworks governing hemp-derived cannabinoid products. The outcome of these legislative efforts could materially affect CV Sciences’ ability to continue selling the majority of its current product lines after November 12, 2026.

On December 18, 2025, President Trump signed an Executive Order titled “Increasing Medical Marijuana and Cannabidiol Research”, which directs the Attorney General to take all necessary steps to complete the rulemaking process to reschedule marijuana from Schedule I to Schedule III of the CSA in the most expeditious manner permitted by federal law. The Executive Order also directs the Administration to work with Congress to update the statutory definition of final hemp-derived cannabinoid products to allow continued access to appropriate full spectrum CBD products while restricting products that pose serious health risks. Additionally, the Executive Order directs the Secretary of Health and Human Services, the Commissioner of Food and Drugs, the Administrator of the Centers for Medicare and Medicaid Services (CMS) and the Director of the National Institutes of Health to develop research methods and models utilizing real-world evidence to improve access to hemp- derived cannabinoid products. CMS Administrator Dr. Mehmet Oz announced that the Center of Medicare and Medicaid Innovation (CMMI) is planning a model that would allow Medicare beneficiaries to receive hemp-derived CBD products at no charge if recommended by their physicians, with coverage of up to $500 in hemp-derived productions, presumably on an annual basis, potentially beginning as early as April 2026. The full details of this program have yet to be made public. These developments may significantly impact our hemp-derived production operations and present both regulatory uncertainty and potential new-market opportunities as the federal framework continues to evolve.

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

Sales and Distribution

Our products are currently sold online through our websites (www.pluscbdoil.com and www.cvsciences.com), select distributors, brick and mortar retailers, and select e-tailers. We have relationships with wholesalers, distributors and retailers across the natural product, specialty, and professional market industries. We utilize our knowledgeable partners to display and present our products to customers in their brick and mortar stores. These relationships are important to ensure consumers across a variety of sales channels have access to our products. These partnerships and our expansive distribution allow us to build consumer trust in our brand and products. We have additional partners in the natural product channel to service our retail customers by stocking and displaying products and explaining product attributes and health benefits. For the year ended December 31, 2025, we sold products into approximately 2,500 brick and mortar stores. We also utilize e-commerce platforms to reach consumers and guide them through the CBD buying process as we believe consumers rely heavily on digital research.

39% of our net revenue for the year ended December 31, 2025 was from new products launched since January 1, 2023. During this time period, we launched 39 new products.

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

Furthermore, because the majority of our sales are spread amongst various retailers, distributors, and direct consumers, our three largest customers accounted for an aggregate of approximately 8% and 9% of our total sales for the years ended December 31, 2025 and 2024, respectively. As a result, we do not believe our financial condition and results of operations is dependent on any one particular major customer.

Our plant-based food products are predominantly sold in Europe and primarily in the retail space. The plant-based food market has been growing in Europe and is well developed in the certain parts of Europe. Northern and western parts of Europe are more developed than the southern and south-eastern regions, such as Italy, Spain, Greece, the Balkans, Romania, and Bulgaria. Typically, we sell our plant-based food products to distributors for a specific territory within Europe.

We are also a manufacturer of encapsulated softgels and tinctures for the supplement and nutrition industry. We currently allow low to large minimum order quantity (“MOQ”) production runs for our mostly US-based customers.

Working Capital Items

We believe that our inventory levels are currently adequate for our short-term needs based upon present level of demand. We consider our products to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs.

Competition

The CBD-based consumer product industry is highly competitive and fragmented with numerous companies, consisting of publicly- and privately-owned companies, such as Charlotte's Web Holdings Inc., cbdMD, Inc., Medterra CBD, Inc., and many others. There are also large, well-funded companies that have indicated their intention to compete in the hemp-based product category in the U.S. We routinely evaluate internal and external opportunities to optimize value for stockholders through new product development or by asset acquisitions or sales and believe we are well-positioned to capitalize on the growing CBD product category.

The plant-based food market in Europe is competitive and very fragmented. There are currently very few brands with a product portfolio similar to ours. Most of our competitors offer refrigerated products.

Most of our manufacturing competitors are larger companies requiring larger MOQ for softgels. We offer unique capabilities as we can handle small and large manufacturing orders.

There are several companies developing cannabinoid therapeutics for a range of medical indications. The cannabinoid therapeutic area currently includes formulated extracts of the Cannabis plant and synthetic formulations. These formulations include CBD or THC, or a combination of CBD and THC as the active pharmaceutical ingredient. Certain companies such as GW Pharmaceuticals plc (sold to Jazz Pharmaceuticals in 2021) have focused on plant-based CBD formulations, while other companies such as Harmony Biosciences Holdings, Inc. have focused on synthetic CBD formulations.

Intellectual Property

We have filed trademark applications on our brands, logos and marks in the U.S. and internationally. In May 2016, we filed a patent application for our product candidate CVSI-007 with the USPTO. On May 19, 2020, we received formal notice of issuance from the USPTO for our patent application 15/426,617. The patent covers methods of treating smokeless tobacco addiction by administering pharmaceutical formulations containing CBD and nicotine. We are pursuing similar patent protection in other key markets throughout the world. As of December 31, 2025, our patent has been granted in 10 countries, including the United States, Australia, Canada, Germany, Spain, France, Great Britain, Italy, Netherlands, and Japan. Due to funding constraints, we have curtailed patent protection support related to our CVSI-007 drug development program.

We review our intellectual property portfolio on a periodic basis, and we will continue to broaden our portfolio in a fiscally prudent manner. In addition to our trademarks (both registered and unregistered) and patents, we rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights.

Research and Development

Our research and development costs have consisted primarily of salaries and related personnel expense, facilities and equipment expense and other costs. We charge all research and development expenses to operations as incurred in the ongoing development of new consumer products and in development of our drug candidate CVSI-007. Our new product development activities include ideation and feasibility, product development, scaleup and validation, and product launch. We incurred research and development expenses of $0.1 million for the years ended December 31, 2025 and 2024.

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

We are dedicated to providing the highest quality CBD consumer products on the market. We strive to meet or exceed the FDA's Good Manufacturing Practices (“GMP”) guidelines. These guidelines provide a system of processes, procedures and documentation to assure a product has the identity, strength, composition, quality and purity that appear on its label. We follow all guidelines for GMP and our products are processed, produced, and tested throughout the manufacturing process to confirm strict compliance with company and regulatory standards and specifications. Our third party manufacturers use FDA-registered facilities, which are independently GMP certified and subject to continuing independent audit and certification.

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

Environmental Matters

No significant pollution or other types of hazardous emission result from the Company's operations, and it is not anticipated that our operations will be materially affected by federal, state or local law and regulation concerning environmental controls. Our costs of complying with environmental health and safety requirements have not been material.

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

Employees

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. As of December 31, 2025, we had a total of 44 employees, which included 36 full-time and 1 part-time employee in the U.S. and 6 full-time and 1 part-time employee in Poland. As of December 31, 2024, we had a total of 49 employees, which included 41 full-time and 1 part-time employee in the U.S. and 6 full-time and 1 part-time employee in Poland. As discussed elsewhere in this Annual Report, during the year ended December 31, 2025, we continued to reduce our U.S. employee headcount in connection with our efforts to decrease our costs. In addition to our full-time employees, we contract with third-parties for the conduct of certain marketing, sales and manufacturing efforts. Employee health and safety in the workplace is one of our core values. We have no collective bargaining agreements with our employees, and none are represented by labor unions. Management believes the Company has good relationships with its employees.

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

Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a component of our internal control system. Cybersecurity awareness, including specific topics related to social engineering and email fraud, are included in our employee handbook. We have processes and controls, in particular with respect to our financial and reporting technology, to prevent and minimize cybersecurity risks and attacks. We rely on industry-standard third-party software and vendors for our core systems, including data storage, analysis and backup.

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

ITEM 2. PROPERTIES

As of December 31, 2025, our primary facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego, California. The lease term is one year through May 31, 2026, with a one year renewal period. The total lease obligation over the estimated lease term of two years is approximately $0.3 million. The lease commenced on June 1, 2025.

In February 2025, we entered into a new lease agreement for our existing Elevated Softgels manufacturing facility. The facility is approximately 7,200 square feet and located in Grand Junction, Colorado. The lease term is for one year, with two one year renewal periods. The total lease obligation over the estimated lease term of two years is approximately $0.2 million. The lease commenced on April 1, 2025.

We entered into a lease agreement for our manufacturing facility in Poland. The facility is approximately 2,400 square feet and located outside of Warsaw, Poland. The lease term is for two years and expires on September 30, 2026. Based on the present value of the lease payments, we recognized an operating lease asset and liability for operating leases of $0.1 million on October 1, 2024.

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

Holders of Common Stock

As of March 24, 2026, there were 41 registered holders of our common stock. The actual number of holders of our common stock is much greater than the number of registered holders, and includes holders who are beneficial owners, but whose securities are held in "nominee" or "street name" by brokers or other nominees.

Dividend Policy

No cash dividends were paid on our common stock in the 2025 and 2024 fiscal years and the Board of Directors has not considered any change in this practice, nor does it expect to consider any such change in this practice in the foreseeable future.

The payment of cash dividends in the future, if ever, will be determined by our Board of Directors, in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. The terms of our Note and New Note (as described in Note 8, Debt, to our consolidated financial statements included in Part IV in this Annual Report) prohibit the payment of cash dividends or distribution on our equity securities without the prior written consent of the lender.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of various factors, many of which are out of our control. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

Comparison of the Years ended December 31, 2025 vs. December 31, 2024

Revenues and gross profit

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands)
Product sales, net	$13,789	$15,705	$(1,916)	(12.2)%
Cost of goods sold	7,037	8,537	(1,500)	(17.6)%
Gross profit	$6,752	$7,168	$(416)	(5.8)%
Gross margin	49.0%	45.6%

Revenue by channel

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Business-to-business ("B2B") sales	$7,741	56.1%	$8,768	55.8%
Business-to-consumer ("B2C") sales	6,048	43.9%	6,937	44.2%
Product sales, net	$13,789	100.0%	$15,705	100.0%

We had product sales of $13.8 million and gross profit of $6.8 million, representing a gross margin of 49.0%, in 2025 compared to product sales of $15.7 million and gross profit of $7.2 million, representing a gross margin of 45.6%, in 2024. Our net product sales decreased by $1.9 million, or 12.2%, in 2025 when compared to 2024. The decline is primarily due to lower sales volume in 2025 compared to 2024. The total number of units sold during the year ended December 31, 2025 decreased by 12.6% compared to the year ended December 31, 2024, partially offset by slightly higher average sales price per unit of 0.3%.

In addition, 39% of our net revenue for the year ended December 31, 2025 was from new products launched since January 1, 2023. During this time period, we launched 39 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in 2025 compared to 2024 by $1.5 million or 17.6%. The reduction is partially due to the lower number of units sold in 2025. In addition, cost of goods sold in 2025 decreased as a percentage of revenue compared to 2024, mostly due to lower shipping and fulfillment costs and other production cost savings, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods. Our gross profit declined by $0.4 million, or 5.8%, to $6.8 million in 2025 and gross margins improved from 45.6% in 2024 to 49.0% in 2025. The improvement in our gross margin is primarily due to lower shipping and fulfillment costs and other production cost savings, partially offset by higher cost of goods sold for Elevated Softgels and Cultured Foods.

Research and development expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands)
Research and development expense	$122	$118	$4	3.4%
Percentage of product sales, net	0.9%	0.8%

Research and development (“R&D”) expense increased slightly due to additional product development activity associated with the in-sourcing of the manufacturing of our vegan softgels.

Selling, general and administrative expense

	Year Ended December 31, 2025		Year Ended December 31, 2024		Change
	Amount	% of product sales, net	Amount	% of product sales, net	Amount	%
	(in thousands)		(in thousands)		(in thousands)
Sales expense	$2,803	20.3%	$3,166	20.2%	$(363)	(11.5)%
Marketing expense	1,666	12.1%	2,088	13.3%	(422)	(20.2)%
General and administrative expense	3,153	22.9%	3,986	25.4%	(833)	(20.9)%
Selling, general and administrative expense	$7,622	55.3%	$9,240	58.8%	$(1,618)	(17.5)%

Selling, general and administrative (“SG&A”) expenses decreased by $1.6 million, or 17.5%, to $7.6 million in 2025, from $9.2 million in 2024. Additionally, SG&A expense as a percentage of product sales, net decreased from 58.8% in 2024 to 55.3% in 2025.

•
Sales expense decreased by $0.4 million, or 11.5%, due to lower commission, payroll, travel and other expense, partially offset by an increase in stock-based compensation.
•
Marketing expense decreased by $0.4 million, or 20.2%, due to lower digital marketing spend, partially offset by an increase in stock-based compensation expense. Our digital marketing expense declined due to lower advertising activity during the year ended December 31, 2025.
•
General and administrative (“G&A”) expense decreased by $0.8 million, or 20.9% from the prior year due to lower legal and professional fees, insurance expense, depreciation expense and other administrative cost reductions, partially offset by an increase in stock-based compensation expense. In addition, we recognized a gain in fair value of contingent consideration liabilities of $0.2 million during the year ended December 31, 2024.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder. We believe that on April 15, 2025, the statute of limitation on both the employer and employee Medicare portion of FICA taxes expired. As a result of the expiration of the relevant statutes of limitations, we believe the IRS does not have the right to assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from CV Sciences and we made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $0.5 million during the year ended December 31, 2025. For more information, please see Note 12, Related Parties, to our consolidated financial statements included in Part IV in this Annual Report.

Interest expense, net

Interest expense, net consists of interest expense and interest income. Interest expense, net was $0.5 million and $0.2 million during the years ended December 31, 2025 and 2024, respectively. Interest expense, net increased by $0.3 million due to the amortization of debt discount and debt issuance costs for the note payable to an institutional investor.

Non-GAAP Financial Measures

We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent generally accepted accounting principles (“GAAP”)

measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net loss plus depreciation, amortization, interest and income tax expense, minus income tax benefit), further adjusted to exclude certain non-cash expenses and other adjustments as set forth below. We use Adjusted EBITDA because we believe it helps to provide insights in trends in our business in addition to GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.

We use Adjusted EBITDA in communicating certain aspects of our results and performance, including in this Annual Report, and believe that Adjusted EBITDA, when viewed in conjunction with our GAAP results and the accompanying reconciliation, can provide investors with greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of Adjusted EBITDA is useful to investors in making period-to-period comparison of results because the adjustments to GAAP are not reflective of our core business performance.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the years ended December 31, 2025 and 2024 is detailed below:

	Year ended December 31,
	2025	2024
	(in thousands)
Net loss	$(958)	$(2,394)
Depreciation expense	168	313
Amortization expense	24	21
Interest expense, net	517	212
Income tax expense (benefit)	9	(8)
EBITDA	(240)	(1,856)
Stock-based compensation (1)	497	258
Professional fees associated with legal dispute (2)	—	828
Gain on extinguishment of debt (3)	(38)	—
Benefit from reversal of accrued payroll taxes (4)	(522)	—
Adjusted EBITDA	$(303)	$(770)

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
(3)
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

Liquidity and Capital Resources

During the year ended December 31, 2025, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, and (iii) proceeds from note payable financings. As of December 31, 2025, we had approximately $0.3 million of cash and working capital of 133,000.

For the year ended December 31, 2025, we generated negative cash flows from operations of $0.4 million, and we had an accumulated deficit of $87.9 million as of December 31, 2025.

We believe that a combination of factors have adversely impacted our business operations for the year ended December 31, 2025. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to evaluate and pursue additional acquisitions to further diversify our product offerings.

In October 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which we issued and sold to the Investor a secured promissory note and received net proceeds of $0.3 million. For more information refer to Note 8, Debt, to our consolidated financial statements included in Part IV of this Annual Report.

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

We are evaluating the potential impact of this legislation on our product portfolio, supply chain, and future operating results. We have until November 13, 2026 to assess and, if necessary, modify our product formulations, labeling, and related compliance measures in response to this legislation. While management cannot reasonably estimate the financial effect of this legislation at this time, it could have a material adverse impact on our business, results of operations, and cash flows.

Management implemented, and continues to make and implement, strategic cost reductions, including reductions in employee headcount, vendor spending, and the delaying of certain expenses related to our drug development activities. To the extent that we feel it is necessary and in the best interest of the Company and our stockholders, we may also take further actions that alter our operations in order to ensure the success of our business.

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

In October 2025, we entered into a new note with the Investor, pursuant to which we issued and sold to the Investor a secured promissory note in the original principal amount of $600,000 (the “New Note”). The New Note carries an original issuance discount of $150,000 and we paid $13,125 to the Investor to cover legal and other fees. The original issuance discount for the New Note and modification fees related to the original Note were deducted from the proceeds of the New Note received by the Company which resulted in a purchase price received by the Company of $300,000. The other terms of the New Note are substantially similar to the Note.

In March 2026, the Company amended the Note and the New Note (collectively, the “Notes”) to include a conversion feature pursuant to which the outstanding balance of the Notes may be converted into shares of common stock of the Company at a fixed conversion price of $0.06 per share. The outstanding principal amounts of the Notes was increased by 20% and, after such adjustment, the amended Notes have an aggregate outstanding principal amount of $2,256,000. The Company’s obligation to make monthly redemptions on the Notes was eliminated. The amendments also provide that if, after the sale of the conversion shares received upon a conversion, the holder receives net proceeds of less than 100% of the principal amount of the Notes converted, and the aggregate shortfall under both Notes exceeds $94,000, the Company will issue a new note on substantially the same terms and conditions of the amended Notes (the "Third Note") with a principal amount equal to the aggregate shortfall in excess of $94,000. If issued, the Third Note will be due April 6, 2027. There is no stated maximum number of shares of common stock that may be issuable in respect of conversions pursuant to the Third Note.

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

No interest was to accrue on the Streeterville Note until an occurrence of an event of default, as defined in the Streeterville Note, if ever. The Streeterville Note provided for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, a cross-default to certain other indebtedness of the Company, the bankruptcy or insolvency of the Company or any significant subsidiary, monetary judgment defaults of a specified amount and other defaults resulting in liability of a specified amount. In the event of an occurrence of an event of default by us, Streeterville could have declared all amounts owed under the Streeterville Note immediately due and payable. Also, a late fee and interest penalty equal to either 22% per annum or the maximum rate allowable under law, whichever is lesser, could have been applied to any outstanding amount not paid when due or that remained outstanding while an event of default existed. The Streeterville Note was secured by all of our assets as set forth in the Security Agreement dated July 3, 2024.

We made principal payments to Streeterville of $0.6 million during the year ended December 31, 2025. We repaid the outstanding Streeterville Note prior to its maturity date and recognized a gain on extinguishment of $37,500. As a result, the Streeterville Note has been fully repaid and satisfied as of December 31, 2025, and our obligations thereunder, were cancelled and terminated.

First Insurance Funding Agreements

In October 2025, we entered into a financing agreement with First Insurance Funding in order to fund a portion of our insurance policies for the upcoming policy year. The amount financed was $0.2 million, which incurs interest at a rate of 7.72% per annum. We are required to make monthly payments of $18,299 from November 2025 through July 2026.

In October 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed was $0.2 million, which incurred interest at an annual rate of 8.42%. We were required to make monthly payments of $20,396 from November 2024 through July 2025. There was no outstanding balance as of December 31, 2025.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosure in certain circumstances. Our consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2025, we generated negative cash flows from operations of $0.4 million, and we had an accumulated deficit of $87.9 million as of December 31, 2025. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the years ended December 31, 2025 and 2024 is provided below:

	Year ended December 31,
	2025	2024
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$(407)	$(861)
Investing activities	(109)	(28)
Financing activities	337	32
Effect of exchange rate changes on cash	3	(6)
Net decrease in cash	(176)	(863)
Cash, beginning of year	454	1,317
Cash, end of year	$278	$454

Operating Activities

Net cash used in operating activities includes net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation, benefit of reversal of payroll tax liability, gain on debt extinguishment, and amortization of debt discount related to our promissory notes. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.

Cash used by operating activities was $0.4 million in the year ended December 31, 2025, compared to $0.9 million in the year ended December 31, 2024. Our net loss of $0.9 million for the year ended December 31, 2025, adjusted for non-cash items of $1.0 million, resulted in a net income, adjusted for non-cash items of $0.1 million, compared to a net loss, adjusted for non-cash items, of $1.3 million in the prior year, an improvement of $1.4 million. Non-cash adjustments slightly declined by $0.1 million due to the benefit for the reversal of accrued payroll tax of $0.5 million related to the RSU's previously issued to our founder and lower depreciation and amortization, partially offset by higher stock-based compensation expense and higher amortization of debt discount. Our net loss declined by $1.4 million, mostly due to the benefit for the reversal of accrued payroll taxes of $0.5 million in 2025 and our improved operating performance and reduced SG&A expenses.

Investing Activities

Cash used in investing activities was $109,000 in the year ended December 31, 2025, mostly related to the purchase of additional manufacturing equipment for Elevated Softgels. Cash used in investing activities was $28,000 in the year ended December 31, 2024 and was related to our acquisition of Elevated Softgels of $10,000 in May 2024 and the purchase of additional equipment for Elevated Softgels of $18,000.

Financing Activities

Net cash provided by financing activities was $337,000 and $32,000 for the years ended December 31, 2025 and 2024, respectively. Our financing activities for 2025 consisted of proceeds from our note financing of $1.6 million, offset by repayments on our notes payable of $1.1 million and our insurance financing of $0.2 million. Our financing activities for 2024 consisted of proceeds from our note payable financing with Streeterville of $0.9 million, offset by repayments of our insurance financing of $0.2 million, the Streeterville note payable of $0.5 million and the notes payable that we assumed in connection with the Cultured Foods acquisition of $0.1 million.

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

There is currently a lack of a clear federal regulatory framework regarding the development, sale and use of CBD products in the United States. As a result, differing state regulations have emerged, which regulations are constantly evolving and differ significantly from state to state in many cases. Several states, including without limitation, California, Florida, Maryland, Minnesota, New York, Utah and Virginia, have recently adopted regulations that may impact our ability to sell certain of our products in these states. In September 2024, California Governor Gavin Newsom signed an emergency order into law, effectively banning the sale of hemp products intended for human use that contain detectable amounts of THC or certain other cannabinoids in California, amongst other things. The emergency order was originally in effect through March 25, 2025, and has been extended by one year. We have certain products which fall under this category that we have historically sold in California. It is currently unknown whether the duration of the emergency order will be extended, and/or whether it will be replaced with a permanent law with similar or more stringent prohibitions. This emergency order had a negative impact on our operating results for the year ended December 31, 2025 and we expect that it will continue to have a negative impact on our business going forward for so long as it, or any permanent law with similar or more stringent prohibitions, remains in effect; however, it is currently impossible to quantify the expected impact on our business. There is also substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing cannabinoids may engage in interstate commerce. These uncertainties have had, and may continue to have, an adverse effect on our business. Additionally, restrictive state regulations could adversely impact our revenue and earnings going forward.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. In February 2025, the U.S. administration announced increased tariffs on imports from China, where certain components of our finished products are sourced. We are closely monitoring this evolving situation and evaluating our responses, which may include price adjustments or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. If further tariffs are imposed, we could be forced to raise prices on all or certain of our products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers. Currently, we cannot fully determine how these tariffs will affect our business operations. The overall impact on our business will be influenced by several variables, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.

We have been experiencing certain manufacturing constraints that resulted in temporary out-of-stock situations for some of our key products. We are working closely to resolve these issues and expect inventory levels to normalize in 2026. While we do not currently anticipate a material long-term impact, these temporary shortages may affect our near-term revenue and customer order fulfillment.

Contractual Obligations

As of December 31, 2025, our primary facility consists of approximately 6,000 square feet of leased office and warehouse space located in San Diego, California. The lease term is one year through May 31, 2026, with a one year renewal period. The total lease obligation over the estimated lease term of two years is approximately $0.3 million. The lease commenced on June 1, 2025.

In February 2025, we entered into a new lease agreement for our existing Elevated Softgels manufacturing facility. The facility is approximately 7,200 square feet and located in Grand Junction, Colorado. The lease term is for one year, with two one year renewal periods. The total lease obligation over the estimated lease term of two years is approximately $0.2 million. The lease commenced on April 1, 2025.

We entered into a lease agreement for our manufacturing facility in Poland. The facility is approximately 2,400 square feet and located outside of Warsaw, Poland. The lease term is for two years and expires on September 30, 2026. Based on the present value of the lease payments, we recognized an operating lease asset and liability for operating leases of $0.1 million on October 1, 2024.

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

During the fourth quarter of 2025 and 2024, we performed our annual goodwill impairment test and determined, after performing a qualitative test of our reporting unit, that it is more likely than not that the fair value of the reporting unit exceeded its carrying amount. As a result of our goodwill impairment test, we did not record a goodwill impairment charge for the years ended December 31, 2025 and 2024.

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

We did not record any impairment charge for the years ended December 31, 2025 and 2024, respectively.

Revenue Recognition – The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, which is primarily related to our Plus CBD™ line of products. Net sales reflect the transaction prices for these contracts based on our selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. We recognize revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. We accrue for estimated sales returns by customers based on historical sales return results. The computation of the sales return and discount allowances require that management makes certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers are included in product sales and were not material for each of the years ended December 31, 2025 and 2024. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

Inventory Valuation – Inventory is carried at the lower of cost or net realizable value, with cost determined using the weighted-average method. Determining net realizable value requires significant judgment, particularly with respect to estimating future selling prices, customer demand, and the timing of inventory turnover.

A significant portion of our inventory consists of products with defined shelf lives. As a result, we evaluate inventory for potential excess, obsolescence, or expiration by analyzing product age, remaining shelf life, historical sales velocity, and forecasted demand. Inventory that is not expected to be sold within its usable life is written down to its estimated net realizable value.

We maintain reserves for excess and obsolete inventory based on a combination of factors, including current and projected demand, recent sales trends, product shelf life, and strategic business plans. In periods of demand volatility, product transitions, or changes in distribution channels, these estimates become more subjective and require increased management judgment.

Given the perishable nature of certain products and the variability in demand across our product portfolio, small changes in key assumptions—such as forecasted demand or expected sell-through rates—could result in materially different reserve levels. For example, a decline in demand or delays in distribution could increase the risk of product expiration and require additional inventory write-downs, which would negatively impact gross profit.

While we believe our assumptions are reasonable and consistent with available information, actual results may differ materially due to changes in market conditions, customer demand, product life cycles, or execution of our sales and distribution strategies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the pages indicated in Part IV, Item 15(1) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report does not include an attestation report of our independent registered public accounting firm on the Company’s internal controls as the Company is a non-accelerated filer and is thus not required to provide such a report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders, or the “Definitive Proxy Statement,” which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last described such procedures.

The Company has a Code of Ethics which is posted on our website at: www.cvsciences.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements

The following financial statements of the Company are submitted herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation.	10-Q	000-54677	2.1	August 13, 2013

2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016

2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017

2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter	10-K	000-54677	2.4	March 29, 2024

2.5	Membership Interest Purchase Agreement, dated May 8, 2024, by and among the Company, Elevated Softgels LLC, Clayton J. Montgomery, Chirs Fagan, Andrew Kester and Timothy McGreer	10-Q	000-54677	2.1	May 15, 2024
3.1	Certificate of Incorporation of CannaVest Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013

3.2	Bylaws of CannaVest Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013

3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016	10-K	000-54677	3.3	April 14, 2016

3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016

3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017

3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017

3.7	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	June 14, 2021

3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022

4.1	CannaVest Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013

4.2	Description of Registrant's Securities.	10-K	000-54677	4.2	April 4, 2022

10.1 †	2013 Equity Incentive Plan Form of Stock Option Grant Notice and Form of Stock Option Agreement.	S-8	333-199173	4.2	October 6, 2014

10.2 †	Amended and Restated 2013 Equity Incentive Plan, as amended.	8-K	000-54677	10.1	June 17, 2019

10.3 †	Employment Agreement, dated July 6, 2016, by and between the Company and Michael J. Mona, Jr.	10-Q	000-54677	10.1	November 1, 2016

10.4 †	Non-Qualified Stock Option Agreement, by and between the Company and Michael J. Mona, Jr., dated July 6, 2016.	10-Q	000-54677	10.4	November 1, 2016

10.5 †	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.5	May 9, 2017

10.6 †	Amendment to Employment Agreement, dated March 16, 2017, by and between the Company and Michael Mona III	10-Q	000-54677	10.6	May 9, 2017

10.7 †	Amendment to Stock Option Agreement, dated March 16, 2017, to that certain Non-Qualified Stock Option Agreement, dated July 6, 2016, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.7	May 9,2017

10.8 †	Non-Qualified Stock Option Agreement, dated March 15, 2017, by and between the Company and Michael Mona, Jr.	10-Q	000-54677	10.10	May 9, 2017

10.9 †	Employment Agreement, dated June 8, 2018, by and between the Company and Mr. Mona, Jr.	10-Q	000-54677	10.1	August 1, 2018

10.10 †	Restricted Stock Unit Award Agreement, dated June 8, 2018, by and between the Company and Mr. Michael Mona, Jr.	10-Q	000-54677	10.2	August 1, 2018

10.11 †	Employment Agreement, dated June 23, 2021, by and between the Company and Mr. Joseph Dowling	8-K	000-54677	10.1	June 29, 2021

10.12 †	Employment Agreement, dated December 17, 2021, by and between the Company and Mr. Joerg Grasser.	8-K	000-54677	10.1	December 21, 2021

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13 †	Amendment to amended and restated Equity Incentive Plan, as amended, dated March 30, 2022.	10-K	000-54677	10.40	April 4, 2022

10.14 †	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joseph Dowling	10-K	000-54677	10.45	March 30, 2023

10.15 †	Amendment No. 1 to Executive Employment Agreement, dated January 5, 2023, by and between the Company and Mr. Joerg Grasser	10-K	000-54577	10.46	March 30, 2023

10.16 †	CV Sciences, Inc. 2023 Equity Incentive Plan	8-K	000-54577	10.1	June 5, 2023

10.17 †	Form of Stock Option Grant Notice and Form of Stock Option Agreement	10-Q	000-54577	10.4	August 14, 2023

10.18	Securities Purchase Agreement dated February 12, 2025	8-K	000-54577	10.1	February 20, 2025

10.19	Senior Secured Note Due August 12, 2026	8-K	000-54577	10.2	February 20, 2025

10.20	Security Agreement dated February 12, 2025	8-K	000-54577	10.3	February 20, 2025

10.21	Intellectual Property Security Agreement dated February 12, 2025	8-K	000-54577	10.4	February 20, 2025

10.22	Securities Purchase Agreement dated October 6, 2025	8-K	000-54577	10.1	October 10, 2025

10.23	Senior Secured Note Due April 6, 2027	8-K	000-54577	10.2	October 10, 2025

10.24	Security Agreement dated October 6, 2025	8-K	000-54577	10.3	October 10, 2025

10.25	Intellectual Property Security Agreement dated October 6, 2025	8-K	000-54577	10.4	October 10, 2025

10.26	Agreement dated March 4, 2026	8-K	000-54577	10.1	March 10, 2026

10.27	Amended and Restated Senior Secured Convertible Note Due February 12, 2027	8-K	000-54577	10.2	March 10, 2026

10.28	Amended and Restated Senior Secured Convertible Note Due April 6, 2027	8-K	000-54577	10.3	March 10, 2026

10.29	Form of Senior Secured Convertible Note Due April 6, 2027	8-K	000-54577	10.4	March 10, 2026

19.1	Insider Trading Policy					X

21.1	Subsidiaries					X

Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.					X

31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101 INS*	Inline XBRL Instance Document**					X

101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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
Dated March 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph D. Dowling	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2026
Joseph D. Dowling

/s/ Joerg Grasser	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2026
Joerg Grasser

/s/ Jamie Corroon	Director	March 26, 2026
Jamie Corroon

/s/ Bill McCorkle	Director	March 26, 2026
Bill McCorkle

CV Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

CV Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CV Sciences, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California

March 26, 2026

CV SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash	$278	$454
Accounts receivable, net	402	522
Inventory	4,087	4,897
Prepaid expenses and other	366	370
Total current assets	5,133	6,243

Property and equipment, net	344	399
Right of use assets	347	94
Intangibles, net	76	93
Goodwill	1,015	971
Other assets	47	127
Total assets	$6,962	$7,927

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,044	$1,925
Accrued expenses	2,447	3,424
Current portion of operating lease liability	247	83
Current portion of long-term debt, net of discounts and issuance costs	1,262	677
Total current liabilities	5,000	6,109

Operating lease liability	100	19
Debt, net of discounts and issuance costs	387	—
Deferred tax liability	7	4
Total liabilities	5,494	6,132

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 shares issued as of December 31, 2025 and 2024; no shares outstanding as of December 31, 2025 and 2024	—	—
Common stock, par value $0.0001; 790,000 shares authorized; 184,264 shares issued and outstanding as of December 31, 2025 and 2024	18	18
Additional paid-in capital	89,330	88,773
Accumulated deficit	(87,939)	(86,981)
Accumulated other comprehensive income (loss)	59	(15)
Total stockholders' equity	1,468	1,795

Total liabilities and stockholders' equity	$6,962	$7,927

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024
Product sales, net	$13,789	$15,705
Cost of goods sold	7,037	8,537
Gross profit	6,752	7,168

Operating expenses:
Research and development	122	118
Selling, general and administrative	7,622	9,240
Benefit from reversal of accrued payroll taxes (Note 12)	(522)	—
Total operating expenses	7,222	9,358

Operating loss	(470)	(2,190)

Gain on extinguishment of debt	(38)	—
Interest expense, net	517	212
Loss before income taxes	(949)	(2,402)
Income tax expense (benefit)	9	(8)
Net loss	$(958)	$(2,394)

Weighted average common shares outstanding, basic and diluted	184,264	175,585
Net loss per common share, basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2025	2024
Net loss	$(958)	$(2,394)
Other comprehensive income (loss):
Foreign currency translation adjustment	74	(25)
Total comprehensive loss	$(884)	$(2,419)

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance - December 31, 2023	161,678	$16	$87,464	$(84,587)	$10	$2,903
Issuance of common stock for services	5,163	—	182	—	—	182
Issuance of common stock for acquisition	17,423	2	869	—	—	871
Stock-based compensation	—	—	258	—	—	258
Foreign currency translation adjustment	—	—	—	—	(25)	(25)
Net loss	—	—	—	(2,394)	—	(2,394)
Balance - December 31, 2024	184,264	18	88,773	(86,981)	(15)	1,795
Vesting of common stock for services	—	—	60	—	—	60
Stock-based compensation	—	—	497	—	—	497
Foreign currency translation adjustment	—	—	—	—	74	74
Net loss	—	—	—	(958)	—	(958)
Balance - December 31, 2025	184,264	$18	$89,330	$(87,939)	$59	$1,468

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	For the years ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(958)	$(2,394)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	192	334
Stock-based compensation	497	258
Amortization of debt discount	513	209
Amortization of right of use assets	238	122
Gain in fair value of contingent consideration liabilities	—	(188)
Gain on debt extinguishment	(38)	—
Benefit from reversal of accrued payroll tax (Note 12)	(522)	—
Deferred taxes	3	(15)
Other	138	355
Change in operating assets and liabilities:
Accounts receivable, net	124	(84)
Inventory	827	803
Prepaid expenses and other	166	342
Accounts payable and accrued expenses	(1,342)	(467)
Operating lease liability	(245)	(136)
Net cash flows used in operating activities	(407)	(861)

INVESTING ACTIVITIES
Purchases of property and equipment	(109)	(18)
Acquisition of business, net of cash acquired	—	(10)
Net cash flows used in investing activities	(109)	(28)

FINANCING ACTIVITIES
Proceeds from note payable	1,650	900
Debt issuance costs related to note payable	(90)	(5)
Repayment of note payable	(1,050)	(622)
Repayment of unsecured debt	(173)	(241)
Net cash flows provided by financing activities	337	32
Effect of exchange rate changes on cash	3	(6)
Net decrease in cash	(176)	(863)
Cash, beginning of year	454	1,317
Cash, end of year	$278	$454

The accompanying notes are an integral part of these statements.

See Report of Independent Registered Public Accounting Firm.

CV SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	For the years ended December 31,
	2025	2024
Supplemental cash flow disclosures:
Interest paid	$6	$8
Supplemental disclosure of non-cash transactions:
Purchase of insurance through issuance of note payable (Note 8)	$160	$177
Right of use asset financed by lease liabilities	$486	$49
Debt issuance cost for note payable	$(550)	$(284)
Services paid with common stock	$60	$182
Fair value of assets acquired, excluding cash	$—	$414
Liabilities assumed	—	(73)
Goodwill on acquisition	—	640
Common stock consideration	—	(871)
Contingent consideration	—	(100)
Cash paid for acquisition	$—	$10

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no impact on net sales, operating loss, net loss or net loss per common share.

Concentrations of Credit Risk – As of December 31, 2025, the Federal Deposit Insurance Corporation (“FDIC”) provided insurance coverage of up to $0.3 million per depositor per bank. The Company has not experienced any losses in such accounts and does not believe that the Company is exposed to significant risks from excess deposits. The Company’s cash balance in excess of FDIC limits is not material as of December 31, 2025. The Company has not experienced any such losses in these accounts to date, and believes that the financial institutions at which such amounts are held are stable; however, no assurance can be provided.

The Company sources its raw materials from suppliers in Europe and the U.S. One provider of legal services accounted for 41% and 28% of our outstanding accounts payable as of December 31, 2025 and 2024, respectively. In addition, one supplier of shipping and fulfillment services and one contract manufacturer accounted for 16% each of our outstanding accounts payable as of December 31, 2025. There was no other concentration of suppliers and no concentration of accounts receivable or revenue as of and for the years ended December 31, 2025 and 2024.

Fair Value Measurements – Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of December 31, 2025 and 2024, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of December 31, 2025 and 2024, as the interest rates on the debt approximates the rates available to the Company as of this date. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company does not have any cash equivalents or restricted cash as of December 31, 2025 and 2024. The Company does not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of December 31, 2025 and 2024.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2025 and 2024.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below under the caption Goodwill and Intangible Assets, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2025 and 2024.

Liquidity Considerations – U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the consolidated financial statement issuance and to provide related note disclosure in certain circumstances. The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2025, the Company generated negative cash flows from operations of $0.4 million and had an accumulated deficit of $87.9 million as of December 31, 2025. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives, and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and curtailing expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

In October 2025, the Company entered into a securities purchase agreement with an institutional investor (the "investor"), pursuant to which the Company issued and sold to the Investor a secured promissory note and received net proceeds of $0.3 million. For more information refer to Note 8.

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

The Company is evaluating the potential impact of this legislation on its product portfolio, supply chain, and future operating results. The Company has until November 13, 2026 to assess and, if necessary, modify its product formulations, labeling, and related compliance measures in response to this legislation. While management cannot reasonably estimate the financial effect of this legislation at this time, it could have a material adverse impact on the Company's business, results of operations, and cash flows.

The Company's financial operating results and accumulated deficit, besides other factors, raise substantial doubt about the Company's ability to continue as a going concern. The Company will continue to pursue the actions outlined above,

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

Debt Discounts and Issuance Costs – The Company presents its debt issuance costs and debt discounts as a direct deduction from the carrying amount of the related indebtedness on its consolidated balance sheet and amortizes these costs over the term of the related debt liability using the effective interest method. Amortization is recorded in interest expense in the consolidated statements of operations.

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

Management has determined the allowance for credit losses by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. The allowance for credit losses as of December 31, 2025 and 2024 was not material.

Inventory – Inventory is stated at lower of cost or net realizable value, with cost being determined on an average cost basis. Cost includes costs directly related to manufacturing and distribution of the products. Primary costs include raw materials, packaging, manufacturing overhead, shipping and depreciation of manufacturing equipment and production facilities. Manufacturing overhead includes payroll, employee benefits, utilities, maintenance and property taxes. Total shipping and handling costs were $1.2 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively, and are recorded in cost of goods sold.

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

Impairment of Long-Lived Assets – In accordance with ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the assets are expected to generate. If the carrying amount of an asset is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

affect the value of a long-lived asset including an adverse action or assessment by a regulator. As of December 31, 2025 and 2024, the Company determined that long-lived assets were not impaired.

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

Goodwill and Intangible Assets – The Company evaluates the carrying value of goodwill and intangible assets annually during the fourth quarter in accordance with ASC Topic 350, Intangibles Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, (4) declining net sales, or (5) significant increase in costs.

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. The Company has determined that it operates as a single operating segment and, accordingly, has one reporting unit for purposes of goodwill impairment testing. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, management can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires management to estimate the fair value of the Company's reporting units using either an income or market approach or a combination thereof.

Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, probability of success, market competition, inflation and discount rates.

During the fourth quarter of 2025 and 2024, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. The Company determined that there were certain triggering events, including sales declines, macroeconomic headwinds, regulatory headwinds and liquidity concerns. However, the fair value of the reporting unit was higher than its carrying amount. As a result, the Company did not record any goodwill impairment charge for the year ended December 31, 2025. The Company also did not record any goodwill impairment charge for the year ended December 31, 2024.

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

The Company reviews intangible assets that have definite lives whenever an event or change in circumstances indicate that the carrying value of the asset may not be recoverable. The Company did not identify any triggering event during the year ended December 31, 2025 and 2024. As such, no intangible asset impairment charge was recorded during the years ended December 31, 2025 and 2024.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition – The majority of the Company's revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of its products. Net sales reflect the transaction prices for these contracts based on the Company's selling list price, which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts used to incentivize sales growth and build brand awareness. The Company recognizes revenue at the point in time that control of the ordered product is transferred to the customer, which is typically upon shipment to the customer or other customer-designated delivery point. The Company accrues for estimated sales returns by customers based on historical sales return results. The computation of the sales return and other allowances require that management makes certain estimates and assumptions that effect the timing and amounts of revenue and liabilities recorded. Shipping and handling fees charged to customers was not material for the years ended December 31, 2025 and 2024. Taxes collected from customers that are remitted to governmental agencies are accounted for on a net basis and not included as revenue.

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025		2024
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$7,741	56.1%	$8,768	55.8%
E-Commerce sales (B2C)	6,048	43.9%	6,937	44.2%
Product sales, net	$13,789	100.0%	$15,705	100.0%

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

Research and Development Expense – Research and development costs are charged to expense as incurred and include, but are not limited to, employee salaries and benefits, cost of inventory used in product development and consulting service fees. Research and development expense was $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Advertising – The Company supports its products with advertising to build brand awareness of the Company’s various products in addition to other marketing programs executed by the Company’s marketing team. The Company believes the continual investment in advertising is critical to the development and sale of its products. Advertising costs of $0.1 million and $0.5 million were expensed as incurred during each of the years ended December 31, 2025 and 2024, respectively.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2025 and 2024, the Company did not have a liability for unrecognized tax uncertainties. The Company is subject to routine audits by taxing jurisdictions.

Foreign Currency – The Company translates the assets and liabilities of its foreign subsidiary into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions during the years ended December 31, 2025 and 2024 (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Taxes Disclosures” (“ASU 2023-09”), which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only. The Company adopted this ASU on January 1, 2025, and the impact of the adoption was enhanced disclosures in Note 15.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments in this update is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.
INVENTORY

Inventory as of December 31, 2025 and 2024 was comprised of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$2,598	$2,581
Work in process	387	649
Finished goods	1,102	1,667
	$4,087	$4,897

Additions to the inventory provision for the years ended December 31, 2025 and 2024 were not material. The Company had inventory outside the United States of $0.1 million as of December 31, 2025 and 2024.

4.
PROPERTY AND EQUIPMENT

Property and equipment, net, as of December 31, 2025 and 2024 were as follows (in thousands):

		December 31,
	Useful Lives	2025	2024
Office furniture and IT equipment	3 - 5 years	$1,393	$1,393
Tenant improvements	*	78	78
Machinery and equipment	7 years	396	283
Construction in progress		9	10
		1,876	1,764
Less: accumulated depreciation		(1,535)	(1,364)
Translation adjustment		3	(1)
		$344	$399

* Tenant improvements are amortized over the lesser of the remaining term of the related lease or the estimated useful life of the tenant improvements.

Depreciation expense for the years ended December 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively.

5.
ACQUISITIONS

Cultured Foods

On December 7, 2023, the Company acquired all issued and outstanding equity interests of Cultured Foods. Cultured Foods manufactures and distributes plant-based food products. Cultured Foods is based in Poland. This acquisition provided the Company with growth opportunities in both plant-based food products and distribution of supplements products into Europe.

Included in the purchase agreement was an earn-out provision whereby the Company agreed to pay the Cultured Foods selling shareholder additional consideration contingent on achievement of certain annual revenue results of Cultured Foods in 2024. During the year ended December 31, 2024, the Company adjusted its previously recorded accrual of $88,000 for the earn-out provision, as the revenues of Cultured Foods did not trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the year ended December 31, 2024, the Company recorded the change in fair value of the earn-out subsequent to the acquisition date of $88,000 in selling, general and administrative expense. The valuation and purchase price allocation for the Cultured Foods acquisition was finalized during the year ended December 31, 2024.

Elevated Softgels

On May 13, 2024, the Company acquired all the issued and outstanding membership interests in Elevated Softgels. Elevated Softgels manufactures encapsulated softgels and tinctures for the supplement and nutrition industry. Elevated

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the purchase agreement is an earn-out provision whereby the Company agreed to pay the Elevated Softgels' selling equity holders additional consideration contingent on achievement of certain net revenue of Elevated Softgels for the 12-months period starting on May 13, 2024. During the year ended December 31, 2024, the Company adjusted its previously recorded accrual of $100,000 for the earn-out provision, as the revenue of Elevated Softgels are expected to be insufficient to trigger any earn-out payments. The potential earn-out was originally recorded as additional goodwill. During the year ended December 31, 2024, the Company recorded the change in fair value of the earn-out subsequent to the acquisition date of $100,000 in selling, general and administrative expense. In addition, during the year ended December 31, 2024, the Company adjusted certain estimated fair values of acquired assets and assumed liabilities through goodwill. The valuation and purchase price allocation for the Elevated Softgels acquisition has been finalized.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2023:	$342
Acquisition of Elevated Softgels	640
Translation adjustment	(11)
Balance - December 31, 2024:	971
Translation adjustment	44
Balance - December 31, 2025:	$1,015

As of December 31, 2025, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. The Company determined that there were certain triggering events, including sales declines, macroeconomic headwinds, regulatory headwinds and liquidity concerns. However, the fair value of the reporting unit was higher than its carrying amount. As a result, the Company did not record any goodwill impairment charge for the year ended December 31, 2025. The Company also did not record any goodwill impairment charge for the year ended December 31, 2024.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	December 31, 2025	December 31, 2024
Gross carrying amount	$116	$116
Accumulated amortization	(46)	(22)
Translation adjustment	6	(1)
Net carrying amount	$76	$93

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2023:	$52	$26	$78
Acquisition of Elevated Softgels	—	38	38
Amortization	(11)	(10)	(21)
Translation adjustments	(1)	(1)	(2)
Balance - December 31, 2024:	40	53	93
Amortization	(11)	(13)	(24)
Translation adjustments	5	2	7
Balance - December 31, 2025:	$34	$42	$76

The Company did not incur costs to renew or extend the term of acquired intangible assets for the years ended December 31, 2025 and 2024. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.
ACCRUED EXPENSES

Accrued expenses as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Accrued payroll tax - Mona (Note 12)	$—	$522
Accrued payroll expenses	1,365	1,479
Other accrued liabilities	1,082	1,423
	$2,447	$3,424

8.
DEBT

Debt as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Note payable, net of discount and costs	$1,524	$538
Insurance financing	125	139
	1,649	677
Less: Current portion of debt	(1,262)	(677)
Long-term portion of debt	$387	$—

Principal payments on the debt are as follows (in thousands):

Year	December 31, 2025
2026	$1,262
2027	387
Total principal payments	$1,649

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2025, the Company entered into a securities purchase agreement with the Investor, pursuant to which the Company issued and sold to the Investor a secured promissory note in the original principal amount of $600,000 (the “New Note”). The New Note carries an original issuance discount of $150,000 and the Company paid $13,125 to the Investor to cover legal and other fees. The original issuance discount for the New Note and modification fees related to the Note were deducted from the proceeds of the New Note received by the Company which resulted in a purchase price received by the Company of $300,000.

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

In March 2026, the Company amended its existing promissory notes - see Note 17, Subsequent Events, for a discussion of certain amendments to the Note and the New Note.

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

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company made principal payments to Streeterville of $0.6 million during the year ended December 31, 2025. The Company repaid the outstanding Streeterville Note prior to its maturity date and recognized a gain on extinguishment of note of $37,500. As a result, the Streeterville Note has been fully repaid and satisfied as of December 31, 2025, and the Company's obligations thereunder, were cancelled and terminated.

Insurance Financing

In October 2025, the Company entered into a finance agreement with First Insurance Funding (“First Insurance”) in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million and incurs interest at a rate of 7.72% per annum. The Company is required to make monthly payments of $18,299 from November 2025 through July 2026. The outstanding balance as of December 31, 2025 is $0.1 million.

In October 2024, the Company entered into a finance agreement with First Insurance in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.2 million, which incurred interest at a rate of 8.42% per annum. The Company was required to make monthly payments of $20,396 from November 2024 through July 2025. The Company had an outstanding balance of $0.1 million as of December 31, 2024. There was no outstanding balance as of December 31, 2025.

9.
STOCKHOLDERS EQUITY

Common Stock

As of December 31, 2025 and 2024, the Company had 184,264,000 shares of common stock issued and outstanding.

During the year ended December 31, 2022, the Company issued 5,496,000 shares of common stock to a vendor as compensation for $0.4 million of services provided to the Company. In accordance with the agreement, the Company issued 1,549,410 additional shares of common stock to the vendor during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company issued 3,613,013 shares of common stock to another vendor as compensation for strategic advisory services provided to the Company. In accordance with the agreement, the issued shares vested over a six month period from the date of the agreement.

Warrants

The following represents a summary of the warrants outstanding as of December 31, 2025 and 2024:

				Number of Shares Underlying Warrants
Issue Date	Classification	Exercise Price	Expiration Date	December 31, 2025	December 31, 2024
March 30, 2022	Equity	$0.1000	June 6, 2025	—	10,000,000
March 30, 2022	Equity	$0.0875	June 6, 2025	—	750,000
				—	10,750,000

During the year ended December 31, 2025, the Company cancelled 10,750,000 warrants with an weighted average exercise price of $0.0991 per share, as these warrants remained unexercised and the deadline to exercise these warrants lapsed.

10.
STOCK-BASED COMPENSATION

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2023, the Company's stockholders approved the adoption of a new 2023 Equity Incentive Plan (the "2023 Plan"), and the Company adopted the 2023 Plan. As a result, the CV Sciences, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan") terminated and was replaced by the 2023 Plan; future issuances of incentive instruments will be made under and governed by the 2023 Plan. Outstanding awards issued under the 2013 Plan will remain subject to the terms and conditions of the 2013 Plan, provided that to the extent that outstanding awards under the 2013 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will no longer be available for future issuance under the 2013 Plan or any other equity incentive plan of the Company.

The 2023 Plan has a term of 10 years. The number of shares of the Company's common stock authorized for issuance under the 2023 Plan was initially 34,976,000 shares, which number shall automatically increase on January 1 of each fiscal year (for a period of ten years after adoption of the 2023 Plan) during the term of the 2023 Plan, commencing on January 1, 2024, by the lesser of (a) 4% of the total shares of the Company's common stock outstanding on December 31st of the prior year, and (b) a lesser number of the Company's common stock as determined by the Company's Board of Directors. As of December 31, 2025, the Company had 13,846,547 authorized but unissued shares reserved for issuance under the 2023 Plan. On January 1, 2025, the Company added 7,370,547 shares to the 2023 Plan.

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

The Company recognized stock-based compensation expense of $0.5 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Subsequent to December 31, 2025, the Company issued an aggregate of 14,450,000 stock options to employees and directors with an exercise price of $0.04 per share.

As of December 31, 2025, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2024	26,823	$0.14	8.4	$—
Granted	14,950	0.04	—	—
Exercised	—	—	—	—
Forfeited	(1,830)	0.27	—	—
Outstanding - December 31, 2025	39,943	0.09	8.1	555
Exercisable - December 31, 2025	22,299	0.13	7.5	266
Vested or expected to vest - December 31, 2025	39,943	$0.09	8.1	$555

The Company has established performance milestones in connection with the drug development efforts for its drug candidate CVSI-007. As of December 31, 2025, there were 6,750,000 remaining unvested stock options granted to Michael Mona Jr. (“Mona”) outside of the 2013 Plan and 2023 Plan which are not included in the table above. These stock options vest upon the completion of future performance conditions (refer to Note 12).

There were no stock option exercises during the years ended December 31, 2025 and 2024.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	For the years ended December 31,
	2025	2024
Volatility	146.1%	138.1%
Risk-Free Interest Rate	4.4%	4.3%
Expected Term (in years)	5.76	5.75
Dividend Rate	0.0%	0.0%
Fair Value Per Share on Grant Date	$0.03	$0.05

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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	For the years ended December 31,
	2025	2024
Stock options	39,943	26,823
Performance stock options	6,750	6,750
Warrants	—	10,750
Total	46,693	44,323

12.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona, and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company acknowledged that Mona’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona’s Employment Agreement) and agreed to extend the deadline for Mona’s exercise of his stock options for a period of five years. In exchange, Mona agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options) and 6,750,000 of these stock options have not vested as of December 31, 2025. The Company and Mona also agreed to mutually release all claims arising out of and related to Mona’s resignation and separation from the Company. As a result of Mona's Restricted Stock Unit Award Agreement, the Company recorded stock-based compensation expense related to (i) the accelerated vesting of the RSU's of $5.1 million and (ii) due to the Settlement Agreement's modification of certain stock options of $2.7 million during the year ended December 31, 2019. During the year ended December 31, 2024, the Company cancelled 11,300,000 fully

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vested outstanding stock options of Mona with a weighted average exercise price of $0.42 per share, as these stock options remained unexercised and the deadline to exercise these stock options lapsed.

In addition, 2,950,000 shares of stock were issued to Mona upon the vesting and settlement of the RSU's. The settlement of the RSU's by the payment of shares was treated as taxable compensation to Mona and thus subject to income tax withholdings. No amounts were withheld (either in cash or the equivalent of shares of common stock from the settlement of the RSU's) or included in the original Company’s payroll tax filing. The compensation was subject to Federal and State income tax withholding and Federal Insurance Contributions Act (“FICA”) taxes withholding estimated to be $6.4 million for the employee portions. The employer portion of the FICA taxes was $0.2 million and was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company reported the taxable compensation associated with the RSU settlement to the taxing authorities and included the amount in Mona's W-2 for 2019. Although the primary tax liability is the responsibility of the employee, the Company is secondarily liable to the taxing authorities and thus has continued to reflect this liability on its consolidated balance sheet through December 31, 2022 in an amount of $6.7 million, which was recorded as a component of accrued expenses. The Company initially recorded an offsetting receivable of $6.2 million during the second quarter of 2019 for the total estimated Federal and State income taxes which should have been withheld in addition to the employee portion of the FICA payroll taxes as the primary liability is ultimately the responsibility of the employee. The receivable was recorded as a component of prepaid expenses and other on the consolidated balance sheet. The deadline to file and pay personal income taxes for 2019 with extensions was on October 15, 2020. Notwithstanding repeated requests from the Company, Mona failed to provide to the Company the appropriate documentation substantiating that he properly filed and paid his taxes for 2019. In connection with the previous reported claim made by Mona against the Company in which Mona alleged that the Company should be held liable to Mona for the amount of taxes, interest and penalties he owed to the United States Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) resulting from Mona's failure to timely pay income taxes owed as a consequence of the settlement of the restricted stock unit, Mona disclosed to the Company that he did not pay his personal income tax for 2019. (Also as previously reported, on November 20, 2024, the arbitrator ruled against Mona and in favor of the Company on all claims alleged by Mona.) As a result, the Company derecognized its previously recorded receivable of $6.2 million during the fourth quarter of 2020. The associated liability would have been relieved once the tax amount was paid by Mona and the Company had received the required taxing authority documentation from Mona. If the tax amount was not paid by Mona, the Company could have been liable for such tax due.

The Company believes that the statute of limitations for federal payroll tax withholding expired on April 15, 2023. The Company also believes that the statute of limitations for the state tax withholding expired during the three months ended March 31, 2023. As a result of the expiration of the relevant statutes of limitations, the Company believes that neither the IRS nor the California FTB have the ability to assess and collect the $6.2 million of income taxes from the Company. Thus, the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $6.2 million during the year ended December 31, 2023.

The Company believes that the statute of limitations for employer and employee Medicare portion of FICA taxes expired on April 15, 2025. As a result of the expiration of the relevant statutes of limitations, the Company believes that the IRS does not have the ability to assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from the Company and the Company has made a change in accounting estimate and no longer expects to incur a loss with respect to this matter. As a result, the Company derecognized the contingent liability of $0.5 million during the year ended December 31, 2025.

13.
COMMITMENTS AND CONTINGENCIES

On March 17, 2015, Michael Ruth filed a stockholder derivative suit in Nevada District Court alleging breach of fiduciary duty and gross mismanagement (the “Ruth Complaint”). The claims were premised on the same events that were the subject of a purported class action filed in the Southern District of New York on April 23, 2014 (the “Sallustro Case”). On July 2, 2019, the court in the Sallustro Case entered a final order dismissing the complaint with prejudice. The Company did not make any settlement payment, and at no time was there a finding of wrongdoing by the Company or any of its directors. Regarding the Ruth Complaint, the parties previously agreed to stay the action pending the conclusion of discovery in the Sallustro Case. Once the Sallustro Case was dismissed, the stay was lifted. Plaintiff’s

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

counsel later informed the Court that Mr. Ruth sold his shares of CVSI stock and thus he no longer had standing to pursue this claim. However, the Court allowed plaintiff’s counsel to substitute CVSI shareholder Otilda Lamont as the named plaintiff. On September 20, 2019, defendants filed a motion to dismiss the Ruth Complaint and the court issued a ruling denying the motion to dismiss on November 24, 2020. A Third Amended Complaint was filed on December 11, 2020 substituting Otilda Lamont as plaintiff. The Company filed an answer to the Ruth complaint on January 11, 2021. The parties agreed to a settlement in principle in January 2022 whereby the Company agreed to make certain corporate governance reforms in exchange for dismissal of the lawsuit. Plaintiff filed a motion for preliminary approval of proposed settlement on June 1, 2022. The court granted preliminary approval of the proposed settlement on February 7, 2023. A hearing seeking final approval of the proposed settlement was held on May 15, 2023, and the court indicated it would likely approve the proposed settlement and reschedule the hearing with regard to plaintiff's motion for attorney's fees. On June 23, 2023, the Company received notice of a court order dated May 23, 2023 without any hearing, granting plaintiff's motion for attorney's fees and expenses of approximately $250,000. On or about May 1, 2024, the Company and plaintiff executed a stipulation for the payment of the plaintiff's attorney's fees and expenses over the course of approximately eighteen months subject to a confession of judgment. The amount has been fully paid as of December 31, 2025.

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

On February 12, 2025, the Company initiated an arbitration with JAMS asserting claims against its long-time legal counsel, Procopio, Cory, Hargreaves & Savitch LLP (“Procopio”). The Company’s engagement agreement with Procopio requires the resolution of such disputes through arbitration. Procopio provided the Company legal advice and guidance on when Mona would recognize W-2 income and be subject to payroll and income tax withholding resulting from the settlement of RSU's previously awarded to Mona. According to Procopio, because Mona was then an insider within the meaning of Section 16(b) of the Securities Exchange Act of 1934 and he was subject to suit and disgorgement of short-swing profits if he sells stock within six months of the settlement date of the RSU's, Mona does not recognize W-2 income on the settlement date and, instead, would recognize W-2 income and be subject to tax withholding upon the expiration of the six month period under Section 16(b). In reliance on Procopio's advice, the Company issued to Mona a share certificate evidencing his ownership of shares of the Company’s stock then valued at more than $13 million that Mona constructively received upon the settlement of his RSU's without withholding taxes. After Mona received the certificate, without acknowledging its prior advice and guidance, Procopio changed its prior advice and advised the Company that tax withholding was required as of the settlement date. Procopio continued to represent the Company to resolve the lack of withholding, address the fallout therefrom, report the same in its periodic reports filed with the SEC and numerous other legal matters. The Company disclosed the lack of withholding in its Form 10-Q for the quarter ended, March 31, 2019, and in subsequent quarterly and annual reports. The Company has also disclosed in its prior reports filed with the SEC that the lack of withholding has been the subject of multiple legal proceedings, the most recent of which involved a case brought by Mona against the Company that was resolved in November 2024 in the Company’s favor in a binding arbitration. After that case was submitted to the arbitrator for decision, the Company sought to address with Procopio the legal advice and guidance it provided. Procopio responded by terminating the Company as a client on January 10, 2025, ending the Company’s 12-year relationship with Procopio as its legal counsel. The Company seeks to recover damages from Procopio resulting from its reliance on Procopio’s advice and guidance, including fees and expenses paid to Procopio and other professionals, expenses incurred by the Company and other harm to it. In April 2025, JAMS appointed an arbitrator to the case. The hearing is scheduled to begin on October 12, 2026.

In the normal course of business, the Company is a party to a variety of agreements pursuant to which the Company may be obligated to indemnify the other party. It is not possible to estimate the potential amount of future payments,

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if any, under these types of agreements due to the conditional nature of our obligations, and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these types of agreements have not had a material effect on our business, results of operations or financial condition.

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

The Company's operating leases are included in "Right of use assets" on the Company's December 31, 2025 and 2024 Consolidated Balance Sheets, and represents the Company's right to use the underlying assets for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's December 31, 2025 and 2024 Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. As of December 31, 2025, the Company had operating lease obligations and operating lease assets of $0.3 million related to its facilities. The Company's total lease cost was $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were $0.1 million during the year ended December 31, 2024. Short-term lease cost related to short-term operating leases and variable lease costs were not material during the year ended December 31, 2025.

Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

December 31, 2025
Weighted-average remaining lease term (in months)	15.42
Weighted-average discount rate	7.9%

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

Year ending December 31,
2026	276
2027	90
Total	366
Less: imputed interest	(19)
Total lease liabilities	$347
Operating lease liability - current	$247
Operating lease liability - net of current portion	100
Total operating lease liability	$347

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.
INCOME TAXES

The Company is subject to taxation in U.S., Poland, and state jurisdictions. The pretax loss for the years ended December 31, 2025 and 2024 were attributed to the following jurisdictions (in thousands):

	For the years ended December 31,
	2025	2024
Domestic operations	$(582)	$(2,141)
Foreign operations	(367)	(261)
Total	$(949)	$(2,402)

The income tax expense for the years ended December 31, 2025 and 2024 was comprised of the following (in thousands):

	For the years ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	6	7
Foreign	—	—
Total current tax expense	6	7
Deferred:
Federal	3	4
State	—	—
Foreign	—	(19)
Total deferred tax expense (benefit)	3	(15)
Income tax expense (benefit)	$9	$(8)

A reconciliation of the expected income tax expense at the federal statutory rate of 21% for the year ended December 31, 2025 and the income tax expense reported in the consolidated financial statements is as follows:

	For the year ended December 31, 2025
	Amount	% of pretax income (loss)
	(in thousands)
Net loss before taxes	$(949)
U.S. federal statutory tax rate	$(199)	21.0%
State and local income taxes, net of federal income tax effect*	6	(0.6)%
Foreign tax effects
Poland
Foreign rate differential	7	(0.7)%
Changes in valuation allowance	30	(3.2)%
Prior period adjustments	40	(4.2)%
Non-taxable or non-deductible items
Stock-based compensation	93	(9.8)%
Other adjustments	3	(0.3)%
Other
Prior period adjustments	29	(3.1)%
Income tax expense	$9	(0.9)%

* State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

For the year ended December 31, 2024
% of pretax income (loss)

Federal tax expense	21.0%
State taxes, net of federal benefit	5.8%
Other permanent differences	0.8%
Stock-based compensation	(168.4)%
NOL adjustments and other true-ups	0.9%
Other permanent differences	(1.0)%
Decrease in valuation allowance	141.2%
0.3%

The amount of cash taxes paid by the Company are as follows (in thousands):

For the year ended December 31, 2025

Federal	$—
State	8
Foreign	—
Cash taxes, net of amounts refunded	$8

The following table summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$11,718	$11,337
Business credit carryforwards	930	930
Intangible assets	142	281
Stock-based compensation	72	101
Change to inventory	43	47
Operating lease liabilities	75	16
Accruals and reserves	452	656
Other	62	301
	13,494	13,669
Deferred tax liabilities:
Operating lease assets	(75)	(14)
Property and equipment	(11)	(28)
	(86)	(42)
Valuation allowance	(13,415)	(13,631)
Net deferred tax liabilities	$(7)	$(4)

The valuation allowance decreased by $0.2 million and $3.4 million for the year ended December 31, 2025 and 2024.

Deferred tax assets and liabilities are provided for significant revenue and expense items recognized in different years for tax and financial reporting purposes. The Company periodically assesses the likelihood that it will be able to

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible profits. As of December 31, 2025 and 2024, the Company established valuation allowances equal to the full amount of its deferred tax assets, net of certain tax liabilities, due to the uncertainties regarding the realization of the deferred tax assets in future years.

As of December 31, 2025, the Company had federal, California, and other state net operating loss (“NOL”) carryforwards of $43.8 million, $27.8 million, and $8.7 million, respectively, which are available to offset future taxable income. Federal NOL carryforwards arising after 2017 of $36.5 million do not expire. Federal NOL carryforwards arising before 2018 of $7.2 million expire from 2036 to 2037. California NOL carryforwards of $27.8 million expire from 2036 to 2045. Other state NOL carryforwards of $8.7 million have various expirations from 2036 to 2045.

As of December 31, 2025, the Company has federal and California R&D credit carryforwards of approximately $0.7 million and $0.4 million, respectively, which are available to offset future taxable income. Federal R&D credit carryforwards expire from 2036 to 2041. California R&D credit carryforwards do not expire.

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

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act, among other things, extends certain provisions of 2017 U.S. federal tax legislation relating to federal bonus depreciation and immediate expensing for domestic research and development expenditures. These provisions did not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2025.

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

The Company is subject to taxation in the U.S., Poland, and U.S. state jurisdictions. Due to net operating losses all tax years since 2016 remain open to examination.

A reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2025 and 2024 is provided in the following table (in thousands):

	2025	2024
Balance as of January 1:	$168	$170
Increase in current year positions	—	—
Increase in prior year positions	—	—
Decrease in prior year positions	—	(2)
Balance as of December 31:	$168	$168

16.
SEGMENT DATA

CV SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company manages its operations as a single operating and reportable segment, which is the production and sale of nutraceuticals and plant-based foods. As internal reporting is based on the consolidated results, the Company has identified one reporting and reportable segment. The CODM uses net income loss and cash flow information in the budget and forecasting process and considers budget-to-actual variances on a regular basis when making decisions about the allocation of operating and capital resources. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies - refer to Note 2. The Company's CODM is the Chief Executive Officer.

The Company's reportable segment product sales, net and net loss for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	For the Years Ended December 31,
	2025	2024
Product sales, net	$13,789	$15,705
Cost of goods sold	7,037	8,537
Gross profit	6,752	7,168

Operating expenses:
Research and development expense	122	118
Sales expense	2,803	3,166
Marketing expense	1,666	2,088
General and administrative expense	3,153	3,986
Benefit from reversal of accrued payroll taxes	(522)	—
Total operating expenses	7,222	9,358

Operating loss	(470)	(2,190)
Other expense, net	479	212
Loss before income taxes	(949)	(2,402)
Income tax expense (benefit)	9	(8)
Net loss	$(958)	$(2,394)

17.
SUBSEQUENT EVENTS

In March 2026, the Company amended its existing promissory notes (the "Notes") with an Investor to include a conversion feature to which the outstanding balance of the Notes may be converted at the option of the holder into shares of the Company's common stock at a fixed conversion price of $0.06 per share. The outstanding principal amounts of the Notes were also increased by 20%. After such adjustment, the amended Notes have an aggregate outstanding principal amount of $2,256,000. The amendments also provide that if, after the sale of the conversion shares received upon a conversion, the Investor receives net proceeds of less than 100% of the principal amount of the Notes converted, and the aggregate shortfall under both Notes exceeds $94,000, the Company will issue a new note on substantially the same terms and conditions of the amended Notes (the "Third Note") with a principal amount equal to the aggregate shortfall in excess of $94,000. If issued, the Third Note will be due April 6, 2027. There is no stated maximum number of shares of common stock that may be issuable in respect of conversions pursuant to the Third Note.