Form 10-Q
period 2026-03-31
CV Sciences, Inc.
filed 2026-05-15
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the issuer had 203,977,528 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CV SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$309	$278
Accounts receivable, net	391	402
Inventory	3,902	4,087
Prepaid expenses and other	393	366
Total current assets	4,995	5,133

Property and equipment, net	329	344
Right of use assets	282	347
Intangibles, net	68	76
Goodwill	1,001	1,015
Other assets	47	47
Total assets	$6,722	$6,962

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,080	$1,044
Accrued expenses	2,647	2,447
Current portion of operating lease liabilities	246	247
Convertible notes, at fair value	1,135	—
Current portion of long-term debt, net	72	1,262
Total current liabilities	5,180	5,000

Operating lease liabilities	37	100
Debt, net	—	387
Deferred tax liability	7	7
Total liabilities	5,224	5,494

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of March 31, 2026 and December 31, 2025; and no shares outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of March 31, 2026 and December 31, 2025; 193,458 and 184,264 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	19	18
Additional paid-in capital	90,029	89,330
Accumulated deficit	(88,582)	(87,939)
Accumulated other comprehensive income	32	59
Total stockholders' equity	1,498	1,468

Total liabilities and stockholders' equity	$6,722	$6,962

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Product sales, net	$3,195	$3,606
Cost of goods sold	1,633	1,948
Gross profit	1,562	1,658

Operating expenses:
Research and development	18	30
Selling, general and administrative	1,862	2,139
Benefit from reversal of accrued payroll taxes (Note 11)	—	(522)
Total operating expenses	1,880	1,647

Operating income (loss)	(318)	11

Gain on extinguishment of debt	(20)	(38)
Change in fair value of convertible notes	252	—
Interest expense, net	93	151
Loss before income taxes	(643)	(102)
Income tax expense	—	7
Net loss	$(643)	$(109)

Weighted average common shares outstanding, basic and diluted	186,920	184,264

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net loss	$(643)	$(109)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	28
Total comprehensive loss	$(670)	$(81)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2025	184,264	$18	$89,330	$(87,939)	$59	$1,468
Issuance of common stock from note conversion	9,194	1	551	—	—	552
Stock-based compensation	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	—	(27)	(27)
Net loss	—	—	—	(643)	—	(643)
Balance at March 31, 2026	193,458	$19	$90,029	$(88,582)	$32	$1,498

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	184,264	$18	$88,773	$(86,981)	$(15)	$1,795
Vesting of common stock for services	—	—	60	—	—	60
Stock-based compensation	—	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(109)	—	(109)
Balance at March 31, 2025	184,264	$18	$88,951	$(87,090)	$13	$1,892

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(643)	$(109)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	23	82
Stock-based compensation	148	118
Amortization of debt discount	91	149
Amortization of right of use assets	65	52
Fair value adjustment for convertible notes	252	—
Gain on debt extinguishment	(20)	(38)
Benefit from reversal of accrued payroll taxes (Note 11)	—	(522)
Other	(12)	80
Change in operating assets and liabilities:
Accounts receivable, net	22	100
Inventory	174	536
Prepaid expenses and other	(28)	18
Accounts payable and accrued expenses	92	(486)
Operating lease liabilities	(63)	(61)
Net cash flows provided by (used in) operating activities	101	(81)

INVESTING ACTIVITIES
Purchases of property and equipment	(3)	(40)
Net cash flows used in investing activities	(3)	(40)

FINANCING ACTIVITIES
Proceeds from note payable	—	1,200
Debt issuance costs related to note payable	(15)	(82)
Repayment of note payable	—	(579)
Repayment of unsecured debt	(53)	(59)
Net cash flows provided by (used in) financing activities	(68)	480
Effect of exchange rate changes on cash	1	(1)
Net increase in cash	31	358
Cash, beginning of period	278	454
Cash, end of period	$309	$812

Supplemental cash flow disclosure:
Interest paid	$2	$2

Supplemental disclosures of non-cash transactions:
Conversion of convertible notes	$(552)	$—
Issuance of convertible notes	$1,581	$—
Services paid with common stock	$—	$60
Right of use asset financed by lease liabilities	$—	$212
Debt issuance cost for note payable	$—	$(400)

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

Basis of Presentation - The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. On December 7, 2023, the Company acquired Cultured Foods and on May 13, 2024, the Company acquired Elevated Softgels, both of which are now wholly owned subsidiaries of the Company. All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 26, 2026. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

Certain prior year period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no impact on net sales, operating income (loss), net loss or net loss per common share.

Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated cash flows from operations of $0.1 million for the three months ended March 31, 2026. However, the Company generated negative cash flows from operations for the last several years and had an accumulated deficit of $88.6 million as of March 31, 2026. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of March 31, 2026 and December 31, 2025, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of March 31, 2026 and December 31, 2025, as the interest rates on the debt approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2026 and December 31, 2025.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2026 and December 31, 2025.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below in Note 6. Convertible Note Payable, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2026 and December 31, 2025.

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

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$1,790	56.0%	$1,991	55.2%
E-Commerce sales (B2C)	1,405	44.0%	1,615	44.8%
Product sales, net	$3,195	100.0%	$3,606	100.0%

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

In November 2024, FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under U.S. GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

2.
BALANCE SHEET DETAILS

Inventory

Inventory as of March 31, 2026 and December 31, 2025 was comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$2,484	$2,598
Work in process	414	387
Finished goods	1,004	1,102
	$3,902	$4,087

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued expenses

Accrued expenses as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll expenses	$1,400	$1,365
Accrued true-up obligation (Note 6)	146	—
Other accrued liabilities	1,101	1,082
	$2,647	$2,447

3.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2025:	$1,015
Translation adjustment	(14)
Balance - March 31, 2026:	$1,001

As of December 31, 2025, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. The Company determined that there were certain triggering events, including sales declines, macroeconomic headwinds, regulatory headwinds and liquidity concerns. However, the fair value of the reporting unit was higher than its carrying amount. As such, the Company did not record any goodwill impairment charge for the year ended December 31, 2025. These triggering events remained during the three months ended March 31, 2026. However, the fair value of the reporting unit was higher than its carrying amount. As such, the Company did not record any goodwill impairment charge during the three months ended March 31, 2026. The Company's annual impairment testing date is December 31 of each year.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	March 31, 2026	December 31, 2025
Gross carrying amount	$116	$116
Accumulated amortization	(53)	(46)
Translation adjustment	5	6
Net carrying amount	$68	$76

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2025:	$34	$42	$76
Amortization	(3)	(4)	(7)
Translation adjustments	—	(1)	(1)
Balance - March 31, 2026:	$31	$37	$68

The above stated amounts are provisional amounts and subject to adjustment in future periods. The Company did not incur costs to renew or extend the term of acquired intangible assets for the three months ended March 31, 2026 and 2025. The estimated amortization

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expense for the Company's intangible assets is not significant in any future individual fiscal year. No indicators of impairment were identified during the three months ended March 31, 2026.

4.
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

The Company's operating leases are included in "Right of use assets" on the Company's March 31, 2026 and December 31, 2025 Condensed Consolidated Balance Sheets, and represents the Company's right to use the underlying assets for the lease term. The Company's obligation to make lease payments is included in "Operating lease liabilities - current" and "Operating lease liabilities" on the Company's March 31, 2026 and December 31, 2025 Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. As of March 31, 2026, the Company had operating lease obligations and operating lease assets of $0.3 million related to its facilities. During the three months ended March 31, 2026 and 2025, the Company's total lease cost was $64,581 and $51,626, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were not material during the three months ended March 31, 2026 and 2025.

Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

March 31, 2026
Weighted-average remaining lease term (in months)	12.45
Weighted-average discount rate	7.9%

Maturities of lease liabilities as of March 31, 2026 were as follows (in thousands):

Year ending December 31,
2026 (remaining nine months)	$206
2027	90
296
Less imputed interest	(13)
Total lease liabilities	$283
Current operating lease liabilities	$246
Non-current operating lease liabilities	37
Total lease liabilities	$283

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.
DEBT

Debt as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026	December 31, 2025
Note payable, net of discount and costs	$—	$1,524
Insurance financing	72	125
	72	1,649
Less: Current portion of debt	(72)	(1,262)
Long-term portion of debt	$—	$387

Note Payable

In February 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which the Company issued and sold to the Investor a secured promissory note in the original principal amount of $1,600,000 (the “Note”). The Note carried an original issuance discount of $400,000 and the Company agreed to pay $10,000 to the Investor to cover legal fees. The Company incurred additional legal and professional fees of $72,424. The original issuance discount was deducted from the proceeds of the Note received by the Company which resulted in a purchase price received by the Company of $1,200,000.

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

The Company can pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repaid the Note in full on or before August 12, 2025, the Company would have received a $100,000 discount from the outstanding balance. The Note was secured by all of the Company's assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor on February 12, 2025. The Company's obligations under the Note were guaranteed by each of the Company's subsidiaries.

No interest was to accrue on the Note unless and until an occurrence of an event of default, as defined in the Note. The Note provided for customary events of default (an “Event of Default”), including, among other things, the nonpayment when due of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified cure period, a cross-default to certain other indebtedness and material agreements of the Company, and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of certain significant Events of Default as specified in the Note, the Investor could have increased the outstanding balance of the Note by 20%, and upon the occurrence of certain Events of Default, the Investor could have increased the outstanding balance of the Note by 5%. Upon the occurrence of an Event of Default, the Investor could have declared all amounts owed under the Note immediately due and payable. In addition, upon the occurrence of an Event of Default, interest were to begin accruing on the outstanding balance of the Note from the date of the Event of Default equal to the lesser of 18% per annum and the maximum rate allowable under law.

In October 2025, the Company entered into a securities purchase agreement with the Investor, pursuant to which the Company issued and sold to the Investor a secured promissory note in the original principal amount of $600,000 (the “New Note”). The New Note carried an original issuance discount of $150,000 and the Company paid $13,125 to the Investor to cover legal and other fees. The original issuance discount for the New Note and modification fees related to the Note were deducted from the proceeds of the New Note received by the Company which resulted in a purchase price received by the Company of $300,000.

The New Note was due and payable on April 6, 2027 and the Company was required to make monthly repayments to the Investor of $46,154 starting on April 6, 2026. The Company was able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company would have repaid the New Note in full on or before April 6, 2026, the Company would have received an 8% discount from the outstanding balance. The New Note was secured by all of the Company's assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor in October 2025. The Company's obligations under

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the New Note were guaranteed by each of the Company's subsidiaries. No interest was to accrue on the New Note unless and until an occurrence of an event of default, as defined in the New Note.

In March 2026, the Company amended its existing promissory notes - see Note 6, Convertible Note Payable, for a discussion of certain amendments to the Note and the New Note.

Streeterville Note

In July 2024, the Company entered into a note purchase agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Promissory Note (the “Streeterville Note”) in the original principal amount of $1.2 million. The Streeterville Note carried an original issuance discount of $283,500. The Company incurred additional debt issuance costs of $5,000. As a result, the Company received aggregate net proceeds of approximately $0.9 million in connection with the sale and issuance of the Streeterville Note. The Streeterville Note was to mature on July 3, 2025 and the Company was required to make weekly repayments to Streeterville on the note in the amount of $22,856 until the Streeterville Note was paid in full. The Company was able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event the Company repaid the Streeterville Note in full on or before December 31, 2024, the Company would have received a $75,000 discount from the outstanding balance.

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

Insurance Financing

In October 2025, the Company entered into a financing agreement with First Insurance Funding (“First Insurance”) in order to fund a portion of its insurance policies for the upcoming policy year. The amount financed was $0.2 million and incurs interest at a rate of 7.72% per annum. The Company is required to make monthly payments of $18,299 from November 2025 through July 2026. The outstanding balance as of March 31, 2026 is $0.1 million.

In October 2024, the Company entered into a financing agreement with First Insurance in order to fund a portion of its insurance policies for the most recent policy year. The amount financed was $0.2 million, which incurred interest at a rate of 8.42% per annum. The Company was required to make monthly payments of $20,396 from November 2024 through July 2025. There was no outstanding balance as of March 31, 2026.

6.
CONVERTIBLE NOTE PAYABLE

On March 4, 2026, the Company and the Investor entered into an agreement to, among other things, amend and restate its existing promissory notes (collectively, the “Amended Notes”) - refer to Note 5. Debt, pursuant to which the outstanding balance of the Amended Notes may be converted into shares of common stock of the Company (the “Common Stock”) at a fixed conversion price of $0.06 per share. The outstanding principal amounts of the Amended Notes were also increased by 20%. After such adjustment, the Amended Notes have an aggregate outstanding principal amount of $2,256,000. The amendment also provides if, after the sale of the conversion shares received upon a conversion, the Investor receives net proceeds (net of brokerage, legal opinion fees, and transfer agent fees) of less than 100% of the principal amount of the Amended Notes so converted, and the aggregate shortfall under both Amended Notes exceeds $94,000, the Company will issue a new senior secured convertible note on substantially the same terms and conditions of the Amended Notes (each a “Third Note”) with a principal amount equal to the aggregate shortfall in excess of $94,000. Any Third Note so

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

issued will be due April 6, 2027. In addition, any net proceeds received by the Investor in excess of the aggregate principal amount shall be returned to the Company.

On April 9, 2026, the Company and the Investor entered into an agreement (the “April Amendment”) to amend the Amended Notes to implement a new fixed conversion price equal to $0.03 per share. The April Amendment also extended the maturity date of any Third Note to July 6, 2027. Finally, the April Amendment amended any Third Note to implement a new fixed conversion price equal to the lesser of (i) $0.03 per share and (ii) the closing price of the Common Stock on the day prior to the date of the original issuance of the Third Note.

The Company made an irrevocable election to measure the Amended Notes at fair value as it believes the fair value option provides a greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock. As of March 31, 2026, the fair value of the Amended Notes was $1.1 million.

The fair value of the convertible notes was determined using a probability-weighted scenario analysis, which is considered a Level 3 valuation technique due to the use of significant unobservable inputs. The valuation incorporated various potential settlement and repayment scenarios and estimated the probability of each outcome occurring. Significant inputs utilized in the valuation included the estimated discount rate, expected repayment amount and timing, and the estimated remaining term of the convertible notes. Changes in these assumptions could have a material impact on the estimated fair value of the convertible notes.

The following table summarizes the change in fair value of the Company’s convertible notes recorded as Level 3 liabilities for the three months ended March 31, 2026:

Amount
Balance - January 1, 2026	$—
Issuance of convertible notes	1,581
Conversions	(552)
Change in fair value	106
Balance - March 31, 2026	$1,135

During the three months ended March 31, 2026, the Investor converted amounts payable under such Amended Notes into an aggregate of 9,194,757 shares of the Company common stock at a weighted average conversion price of $0.06 per share, resulting in a reduction of the Amended Notes balance of $551,685. The Company recorded its estimated true-up obligation associated with converted shares during the three months ended March 31, 2026 of $146,000 as accrued expenses, which is included in “Change in fair value of convertible notes” in the Condensed Consolidated Statement of Operations.

Subsequent to March 31, 2026, the Company issued the Investor two Third Notes in the aggregate principal amount of $256,164, representing the aggregate shortfall of shares sold by the Investor in excess of $94,000. Also, subsequent to March 31, 2026, the Investor converted amounts payable under such Amended Notes into an additional 10,519,108 shares of the Company common stock at a weighted average conversion price of $0.04 per share, resulting in a further reduction of the Amended Notes balance of $431,648.

7.
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

The 2023 Plan has a term of 10 years. The number of shares of the Company’s common stock authorized for issuance under the 2023 Plan is initially 34,976,000 shares, which number shall automatically increase on January 1 of each fiscal year (for a period of ten years after adoption of the 2023 Plan) during the term of the 2023 Plan, commencing on January 1, 2024, by the lesser of (a) 4% of the total shares of the Company's common stock outstanding on December 31st of the prior year, and (b) a lesser number of the Company's common stock as determined by the Company's Board of Directors. As of December 31, 2025, the Company had 13,846,547 authorized but unissued shares reserved for issuance under the 2023 Plan. On January 1, 2026, the Company added 7,370,547 shares to the 2023 Plan.

As of March 31, 2026, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $1.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2025	39,943	$0.09	8.1	$555
Granted	14,450	0.04	—	—
Exercised	—	—	—	—
Cancelled	(208)	0.04	—	—
Outstanding - March 31, 2026	54,185	0.08	8.4	46

Exercisable - March 31, 2026	25,720	0.12	7.4	20
Vested or expected to vest - March 31, 2026	54,185	$0.08	8.4	$46

The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. As of March 31, 2026, there were 6,750,000 unvested performance-based stock options previously granted to Michael Mona Jr. ("Mona") outside of the 2013 Plan and 2023 Plan which are not included in the above table. These stock options vest upon the satisfaction of future performance conditions (refer to Note 11).

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Three months ended March 31,
	2026	2025
Volatility	162.0%	146.1%
Risk-Free Interest Rate	3.9%	4.4%
Expected Term (in years)	5.76	5.76
Dividend Rate	—%	—%
Weighted Average Fair Value Per Share on Grant Date	$0.04	$0.03

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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

	Three months ended March 31,
	2026	2025
Stock options	54,185	41,743
Performance stock options	6,750	6,750
Warrants	—	10,750
Total	60,935	59,243

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.
COMMITMENTS AND CONTINGENCIES

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

10.
INCOME TAXES

For the three months ended March 31, 2026 and 2025, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.
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

The Company's reportable segment product sales, net and net loss for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three months ended March 31,
	2026	2025
Product sales, net	$3,195	$3,606
Cost of goods sold	1,633	1,948
Gross profit	1,562	1,658

Operating expenses:
Research and development expense	18	30
Sales expense	673	731
Marketing expense	401	448
General and administrative expense	788	960
Benefit from reversal of accrued payroll taxes	—	(522)
Total operating expenses	1,880	1,647

Operating income (loss)	(318)	11

Gain on extinguishment of debt	(20)	(38)
Change in fair value of convertible notes	252	—
Interest expense, net	93	151
Loss before income taxes	(643)	(102)
Income tax expense	—	7
Net loss	$(643)	$(109)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2026 and 2025, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Results of Operations

Revenues and gross profit

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(in thousands)
Product sales, net	$3,195	$3,606	$(411)	(11.4)%
Cost of goods sold	1,633	1,948	(315)	(16.2)%
Gross profit	$1,562	$1,658	$(96)	(5.8)%
Gross margin	48.9%	46.0%

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$1,790	56.0%	$1,991	55.2%
E-commerce sales (B2C)	1,405	44.0%	1,615	44.8%
Product sales, net	$3,195	100.0%	$3,606	100.0%

We had net product sales of $3.2 million and gross profit of $1.6 million, representing a gross margin of 48.9%, in the first quarter of 2026, compared to net product sales of $3.6 million and gross profit of $1.7 million, representing a gross margin of 46.0%, in the first quarter of 2025. Our net product sales decreased in the first quarter of 2026 when compared to the first quarter 2025 mostly due to lower sales volume. The total number of units sold during the first quarter 2026 decreased by 12.2% compared to the first quarter 2025, partially offset by an increase of our average sales price per unit of 0.9%. In addition, 42.7% of our net revenue for the first quarter 2026 was from new products launched since January 1, 2023. During this time, we launched 45 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the first quarter of 2026 compared to the first quarter of 2025 by $0.3 million, or 16.2%. The reduction is mostly due to the lower number of units sold in the first quarter of 2026. In addition, cost of goods sold in the first quarter of 2026 also decreased as a percentage of revenue compared to the first quarter of 2025, mostly due to lower product cost and reduced losses. Our gross profit declined to $1.6 million in the first quarter of 2026 from $1.7 million in the first quarter of 2025. However, our gross margin improved from 46.0% in the first quarter 2025 to 48.9% in the first quarter of 2026. The improvement in our gross margin is primarily due to our lower product cost, reduced losses and additional cost savings.

Research and development expense

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(in thousands)
Research and development expense	$18	$30	$(12)	(40)%
Percentage of product sales, net	0.6%	0.8%

Research and development (“R&D”) expense decreased from the first quarter of 2025 due to overall reduced R&D spend associated with new consumer products development expenses.

Selling, general and administrative expense

	Three months ended March 31,		Change
	2026	2025	Amount	%
	(in thousands)
Sales expense	$673	$731	$(58)	(8)%
Marketing expense	401	448	(47)	(10)%
General & administrative expense	788	960	(172)	(18)%
Selling, general and administrative	$1,862	$2,139	$(277)	(13)%
Percentage of product sales, net	58.3%	59.3%

Selling, general and administrative (“SG&A”) expense decreased to $1.9 million in the first quarter of 2026 compared to $2.1 million in the first quarter of 2025, which was primarily a result of the following:

•
Sales expense decreased due to lower commission, payroll, travel and other sales related expense.
•
Marketing expense decreased due to lower digital advertising spend and reduced marketing and promotional activities. Our reduced digital marketing expense declined due to lower advertising activity during the first quarter of 2026.
•
General and administrative ("G&A") expense for the first quarter of 2026 decreased from the prior year period due to lower legal and professional fees, insurance expense, depreciation expense and other administrative cost reductions, partially offset by an increase in stock-based compensation expense.

Benefit from reversal of accrued payroll taxes

We previously recorded a contingent liability for payroll taxes associated with the RSU release to our founder. On April 15, 2025, the statute of limitations for employer and employee Medicare portion of FICA taxes expired. As a result of the expiration of the relevant statutes of limitations, the IRS does not have the rights to assess and collect the $0.5 million of employer and employee Medicare portion of FICA taxes from the Company and we have made a change in accounting estimate and no longer expect to incur a loss with respect to this matter. As a result, we derecognized the contingent liability of $0.5 million during the three months ended March 31, 2025. For more information, please see Note 11, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense, net

Interest expense, net consists of interest expense and interest income. Interest expense increased due to the amortization of debt discount and debt issuance costs for the notes payable with an institutional investor. Interest income was immaterial.

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

Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We encourage investors to review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three months ended March 31, 2026 and 2025 is detailed below:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net loss	$(643)	$(109)
Depreciation expense	16	76
Amortization expense	7	6
Interest expense, net	93	151
Income tax expense	—	7
EBITDA	(527)	131
Stock-based compensation (1)	148	118
Change in fair value of convertible notes (2)	252	—
Gain on extinguishment of debt (3)	(20)	(38)
Benefit for reversal of accrued payroll tax (4)	—	(522)
Adjusted EBITDA	$(147)	$(311)

(1)
Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 7, Stock-Based Compensation, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)
Represents the change in fair value of our convertible notes. For more information, please see Note 6, Convertible Notes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)
Represents gain on extinguishment of debt related to our Streeterville note payable in 2025 and the extinguishment of our note payable with an Investor in 2026. For more information, please see Note 5, Debt, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)
Represents benefit for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 11, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the three months ended March 31, 2026 and the year ended December 31, 2025, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, and (iii) proceeds from note payable financings. As of March 31, 2026, we had approximately $0.3 million of cash and a working capital deficit of approximately $0.2 million.

For the three months ended March 31, 2026, the Company generated cash flows from operations of $0.1 million. However, the Company generated negative cash flows from operations for the last several years, and we had an accumulated deficit of $88.6 million as of March 31, 2026.

We believe that a combination of factors have adversely impacted our business operations for the three months ended March 31, 2026 and the year ended December 31, 2025. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to make additional acquisitions to further diversify our product offerings.

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

Note Payable

In February 2025, we entered into a securities purchase agreement with an institutional investor (the “Investor”), pursuant to which we issued and sold to the Investor a secured promissory note in the original principal amount of $1,600,000 (the “Note”). The Note carried an original issuance discount of $400,000 and the Company agreed to pay $10,000 to the Investor to cover legal fees. The Company incurred additional legal and professional fees of $72,424. The original issuance discount was deducted from the proceeds of the Note received by the Company which resulted in a purchase price received by the Company of $1,200,000.

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

We were able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event we would have repaid the Note in full on or before August 12, 2025, we would have received a $100,000 discount from the outstanding balance. The Note was secured by all of the Company's assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor on February 12, 2025. The Company's obligations under the Note were guaranteed by each of the Company's subsidiaries.

No interest was to accrue on the Note unless and until an occurrence of an event of default, as defined in the Note. The Note provided for customary events of default (an “Event of Default”), including, among other things, the nonpayment when due of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified cure period, a cross-default to certain other indebtedness and material agreements of the Company, and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of certain significant Events of Default as specified in the Note, the Investor could have increased the outstanding balance of the Note by 20%, and upon the occurrence of certain Events of Default, the Investor could have increased the outstanding balance of the Note by 5%. Upon the occurrence of an Event of Default, the Investor could have declared all amounts owed under the Note immediately due and payable. In addition, upon the occurrence of an Event of Default, interest were to begin accruing on the outstanding balance of the Note from the date of the Event of Default equal to the lesser of 18% per annum and the maximum rate allowable under law.

In October 2025, we entered into a securities purchase agreement with the Investor, pursuant to which we issued and sold to the Investor a secured promissory note in the original principal amount of $600,000 (the “New Note”). The New Note carried an original issuance discount of $150,000 and we paid $13,125 to the Investor to cover legal and other fees. The original issuance discount for the New Note and modification fees related to the Note were deducted from the proceeds of the New Note received by the Company which resulted in a purchase price received by us of $300,000.

The New Note was due and payable on April 6, 2027 and we were required to make monthly repayments to the Investor of $46,154 starting on April 6, 2026. We were able to pay all or any portion of the outstanding balance earlier than it is due without penalty. In the event we would have repaid the New Note in full on or before April 6, 2026, we would have received an 8% discount from the outstanding balance. The New Note was secured by all of the Company's assets pursuant to a security agreement and intellectual property security agreement entered into with the Investor in October 2025. The Company's obligations under the New Note were guaranteed by each of the Company's subsidiaries. No interest was to accrue on the New Note unless and until an occurrence of an event of default, as defined in the New Note.

Convertible Note Payable

On March 4, 2026, the Company and the Investor entered into an agreement to, among other things, amend and restate its existing promissory notes (collectively, the “Amended Notes”) - refer to Note 5. Debt, pursuant to which the outstanding balance of the Amended Notes maybe converted into shares of common stock of the Company (the “Common Stock”) at a fixed conversion price of $0.06 per share. The outstanding principal amounts of the Amended Notes were also increased by 20%. After such adjustment, the Amended Notes have an aggregate outstanding principal amount of $2,256,000. The amendment also provides if, after the sale of the conversion shares received upon a conversion, the Investor receives net proceeds (net of brokerage, legal opinion fees, and transfer agent fees) of less than 100% of the principal amount of the Amended Notes so converted, and the aggregate shortfall under both Amended Notes exceeds $94,000, the Company will issue a new senior secured convertible note on substantially the same terms and conditions of the Amended Notes (each a “Third Note”) with a principal amount equal to the aggregate shortfall in excess of $94,000. Any Third Note so issued will be due April 6, 2027. In addition, any net proceeds received by the Investor in excess of the aggregate principal amount shall be returned to the Company.

On April 9, 2026, the Company and the Investor entered into an agreement (the “April Amendment”) to amend the Amended Notes to implement a new fixed conversion price equal to $0.03 per share. The April Amendment also extended the maturity date of any Third Note to July 6, 2027. Finally, the April Amendment amended any Third Note to implement a new fixed conversion price equal to the lesser of (i) $0.03 per share and (ii) the closing price of the Common Stock on the day prior to the date of the original issuance of the Third Note.

The Company made an irrevocable election to measure the Amended Notes at fair value as it believes the fair value option provides a greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock. As of March 31, 2026, the fair value of the Amended Notes was $1.1 million.

The fair value of the convertible notes was determined using a probability-weighted scenario analysis, which is considered a Level 3 valuation technique due to the use of significant unobservable inputs. The valuation incorporated various potential settlement and repayment scenarios and estimated the probability of each outcome occurring. Significant inputs utilized in the valuation included the estimated discount rate, expected repayment amount and timing, and the estimated remaining term of the convertible notes. Changes in these assumptions could have a material impact on the estimated fair value of the convertible notes.

The following table summarizes the change in fair value of the Company’s convertible notes recorded as Level 3 liabilities for the three months ended March 31, 2026:

Amount
Balance - January 1, 2026	$—
Issuance of convertible notes	1,581
Conversions	(552)
Change in fair value	106
Balance - March 31, 2026	$1,135

During the three months ended March 31, 2026, the Investor converted amounts payable under such Amended Notes into an aggregate of 9,194,757 shares of the Company common stock at a weighted average conversion price of $0.06 per share, resulting in a reduction of the Amended Notes balance of $551,685. The Company recorded its estimated true-up obligation associated converted shares during the three months ended March 31, 2026 of $146,000 as accrued expenses, which is included in “Changes in fair value of convertible notes” in the Condensed Consolidated Statement of Operations.

Subsequent to March 31, 2026, the Company issued the Investor two Third Notes in the aggregate principal amount of $256,164, representing the aggregate shortfall of shares sold by the Investor in excess of $94,000. Also, subsequent to March 31, 2026, the Investor converted amounts payable under such Amended Notes into an additional 10,519,108 shares of the Company common stock at a weighted average conversion price of $0.04 per share, resulting in a further reduction of the Amended Notes balance of $431,648.

First Insurance Funding Agreements

In October 2025, we entered into a new finance agreement with First Insurance Funding in order to fund a portion of our insurance policies for the upcoming policy year. The amount financed is $0.2 million and incurs interest at an annual rate of 7.72%. We are required to make monthly payments of $18,299 from November 2025 through July 2026. The outstanding balance as of March 31, 2026 was $0.1 million.

In October 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies for the most recent policy year. The amount financed was $0.2 million, which incurred interest at an annual rate of 8.42%. We were required to make monthly payments of $20,396 from November 2024 through July 2025. There was no outstanding balance as of March 31, 2026.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our condensed consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. We generated cash flows from operations of $0.1 million for the three months ended March 31, 2026. However, we generated negative cash flows from operations for the last several years and had an accumulated deficit of $88.6 million as of March 31, 2026. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the three months ended March 31, 2026 and 2025 is provided below:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash flows provided by (used in):
Operating activities	$101	$(81)
Investing activities	(3)	(40)
Financing activities	(68)	480
Effect of exchange rate changes on cash	1	(1)
Net increase in cash	31	358
Cash, beginning of period	278	454
Cash, end of period	$309	$812

Operating Activities

Net cash used in operating activities includes net loss adjusted for non-cash items such as depreciation, amortization, credit losses, stock-based compensation, benefit of reversal of payroll tax liability, interest expense related to our promissory notes, change in fair value of our convertible notes, and gain on debt extinguishment. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.

Cash generated in operating activities was $0.1 million in the three months ended March 31, 2026, compared to cash used in operating activities was $0.1 million in the three months ended March 31, 2025. Our net loss for the three months ended March 31, 2026, adjusted for non-cash items, resulted in a net loss of $0.1 million, compared to a net loss, adjusted for non-cash items, of $0.2 million in the prior year period, an improvement of $0.1 million. Changes in working capital generated $0.2 million during the first three months of 2026, compared to $0.1 million during the same period of 2025, an improvement of $0.1 million. Our changes in working capital improved primarily due to continued usage and conversion of our inventory, partially offset by increased payments to our accounts payable. Our net loss increased by $0.5 million, mostly due to the non-recurring benefit for the reversal of accrued payroll taxes in the prior year. Non-cash adjustments increased by $0.5 million, as we recognized a benefit for the reversal of accrued payroll tax of $0.5 million related to the RSU's previously issued to Mona during the three months ended March 31, 2025. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation.

Investing Activities

Cash used in investing activities was $3,000 and $40,000 in the three months ended March 31, 2026 and 2025, respectively, and related to improvements to our manufacturing facility at Elevated Softgels.

Financing Activities

Net cash used in provided by financing activities was $0.1 million for the three months ended March 31, 2026 compared net cash provided by financing activities of $0.5 million for the three months ended March 31, 2025. Our financing activities for the three months ended March 31, 2026 consisted of payments for our insurance financing and debt issuance costs related to the amendment of our note payable. Our financing activities for the three months ended March 31, 2025 consisted of net proceeds from our note payable financing of $1.1 million, offset by repayments of Streeterville note of $0.6 million and our insurance financing.

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

There is currently a lack of a clear federal regulatory framework regarding the development, sale and use of CBD products in the United States. As a result, differing state regulations have emerged, which regulations are constantly evolving and differ significantly from state to state in many cases. Several states, including without limitation, California, Florida, Maryland, Minnesota, New York, Utah and Virginia, have recently adopted regulations that may impact our ability to sell certain of our products in these states. In September 2024, California Governor Gavin Newsom signed an emergency order into law, effectively banning the sale of hemp products intended for human use that contain detectable amounts of THC or certain other cannabinoids in California, amongst other things. The emergency order was originally in effect through March 25, 2025, and has been extended by one year. We have certain products which fall under this category that we have historically sold in California. It is currently unknown whether the duration of the emergency order will be extended, and/or whether it will be replaced with a permanent law with similar or more stringent prohibitions. This emergency order had a negative impact on our operating results for the year ended December 31, 2025 and the three months ended March 31, 2026 and we expect that it will continue to have a negative impact on our business going forward for so long as it, or any permanent law with similar or more stringent prohibitions, remains in effect; however, it is currently impossible to quantify the expected impact on our business. There is also substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing cannabinoids may engage in interstate commerce. These uncertainties have had, and may continue to have, an adverse effect on our business. Additionally, restrictive state regulations could adversely impact our revenue and earnings going forward.

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

Critical Accounting Estimates

We have disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report, filed with the SEC March 26, 2026, those accounting policies and estimates that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies and estimates that we consider to be significant since the filing of our 2025 Annual Report, except for our election of the fair value option under ASC 825 for certain convertible notes during the three months ended March 31, 2026. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to U.S. GAAP.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2026 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016
2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017
2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter	10-K	000-54677	2.4	March 29, 2024
2.5	Membership Interest Purchase Agreement by and among CV Sciences, Inc., Elevated Softgels, LLC, Clayton J. Montgomery, Chris Fagan, Andrew Kester and Timothy McGreer, dated May 8, 2024	10-Q	000-54677	2.5	August 13, 2024
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
10.1	Securities Purchase Agreement dated February 12, 2025	8-K	000-54677	10.1	February 20, 2025
10.2	Senior Secured Note Due August 12, 2026	8-K	000-54677	10.2	February 20, 2025
10.3	Security Agreement dated February 12, 2025	8-K	000-54677	10.3	February 20, 2025
10.4	Intellectual Property Security Agreement dated February 12, 2025	8-K	000-54677	10.4	February 20, 2025

10.5	Securities Purchase Agreement dated October 6, 2025	8-K	000-054677	10.1	October 10, 2025
10.6	Senior Secured Note Due April 6, 2027	8-K	000-054677	10.2	October 10, 2025
10.7	Security Agreement dated October 6, 2025	8-K	000-054677	10.3	October 10, 2025
10.8	Intellectual Property Security Agreement dated October 6, 2025	8-K	000-054677	10.4	October 10, 2025
10.9	Agreement dated March 4, 2026	8-K	000-054677	10.1	March 10, 2026
10.10	Amended and Restated Senior Secured Convertible Note Due February 12, 2027	8-K	000-054677	10.2	March 10, 2026
10.11	Amended and Restated Senior Secured Convertible Note Due April 6, 2027	8-K	000-054677	10.3	March 10, 2026
10.12	Senior Secured Convertible Note Due July 6, 2027	8-K	000-054677	10.1	April 10, 2026
10.13	April Amendment dated April 9, 2026	8-K	000-054677	10.2	April 10, 2026
10.14	Senior Secured Convertible Note Due July 6, 2027					X
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS*	Inline XBRL Instance Document**					X
101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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

Dated May 15, 2026

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)

Dated May 15, 2026