Form 10-Q
period 2026-06-30
CV Sciences, Inc.
filed 2026-08-13
CIK 1510964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the issuer had 225,829,128 shares of issued and outstanding common stock, par value $0.0001 per share.

CV SCIENCES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CV SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$266	$278
Accounts receivable, net	348	402
Inventory	3,965	4,087
Prepaid expenses and other	300	366
Total current assets	4,879	5,133

Property and equipment, net	319	344
Right of use assets	215	347
Intangibles, net	62	76
Goodwill	999	1,015
Other assets	47	47
Total assets	$6,521	$6,962

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,059	$1,044
Accrued expenses	2,631	2,447
Current portion of operating lease liability	218	247
Convertible notes, at fair value	1,017	—
Current portion of long-term debt, net	18	1,262
Total current liabilities	4,943	5,000

Operating lease liability	—	100
Debt, net	—	387
Deferred tax liability	7	7
Total liabilities	4,950	5,494

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, par value $0.0001; 10,000 shares authorized; 1 share issued as of June 30, 2026 and December 31, 2025; and no shares outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001; 790,000 shares authorized as of June 30, 2026 and December 31, 2025; 213,122 and 184,264 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	18
Additional paid-in capital	90,881	89,330
Accumulated deficit	(89,357)	(87,939)
Accumulated other comprehensive income	26	59
Total stockholders' equity	1,571	1,468

Total liabilities and stockholders' equity	$6,521	$6,962

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales, net	$2,985	$3,620	$6,180	$7,226
Cost of goods sold	1,535	1,776	3,168	3,724
Gross profit	1,450	1,844	3,012	3,502

Operating expenses:
Research and development	18	50	36	80
Selling, general and administrative	1,733	1,925	3,595	4,064
Benefit from reversal of accrued payroll taxes (Note 11)	—	—	—	(522)
Total operating expenses	1,751	1,975	3,631	3,622

Operating loss	(301)	(131)	(619)	(120)

Other expense (income):
Gain on extinguishment of debt	—	—	(20)	(38)
Loss on debt conversions	104	—	249	—
Change in fair value of convertible notes	364	—	471	—
Interest expense, net	1	130	94	281
Total other expense:	469	130	794	243

Loss before income taxes	(770)	(261)	(1,413)	(363)
Income tax expense	5	—	5	7
Net loss	$(775)	$(261)	$(1,418)	$(370)

Weighted average common shares outstanding, basic and diluted	205,086	184,264	198,943	184,264

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(775)	$(261)	$(1,418)	$(370)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	40	(33)	68
Total comprehensive loss	$(781)	$(221)	$(1,451)	$(302)

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2025	184,264	$18	$89,330	$(87,939)	$59	$1,468
Issuance of common stock from note conversion	9,194	1	551	—	—	552
Stock-based compensation	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	—	(27)	(27)
Net loss	—	—	—	(643)	—	(643)
Balance at March 31, 2026	193,458	19	90,029	(88,582)	32	1,498
Issuance of common stock from note conversion	19,664	2	704	—	—	706
Stock-based compensation	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Net loss	—	—	—	(775)	—	(775)
Balance at June 30, 2026	213,122	$21	$90,881	$(89,357)	$26	$1,571

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	184,264	$18	$88,773	$(86,981)	$(15)	$1,795
Vesting of common stock for services	—	—	60	—	—	60
Stock-based compensation	—	—	118	—	—	118
Foreign currency translation adjustment	—	—	—	—	28	28
Net loss	—	—	—	(109)	—	(109)
Balance at March 31, 2025	184,264	18	88,951	(87,090)	13	1,892
Stock-based compensation	—	—	132	—	—	132
Foreign currency translation adjustment	—	—	—	—	40	40
Net loss	—	—	—	(261)	—	(261)
Balance at June 30, 2025	184,264	$18	$89,083	$(87,351)	$53	$1,803

See accompanying notes to the unaudited condensed consolidated financial statements.

CV SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(1,418)	$(370)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	45	140
Stock-based compensation	296	250
Amortization of debt discount	91	279
Loss on debt conversion	26	—
Initial fair value of true-up convertible notes issued	223	—
Change in fair value of convertible notes	471	—
Gain on debt extinguishment	(20)	(38)
Amortization of right of use assets	131	112
Benefit from reversal of accrued payroll tax (Note 11)	—	(522)
Other	(12)	105
Change in operating assets and liabilities:
Accounts receivable, net	66	(12)
Inventory	110	698
Prepaid expenses and other	64	77
Accounts payable and accrued expenses	177	(390)
Operating lease liabilities	(129)	(123)
Net cash flows provided by operating activities	121	206

INVESTING ACTIVITIES
Purchases of property and equipment	(10)	(89)
Net cash flows used in investing activities	(10)	(89)

FINANCING ACTIVITIES
Proceeds from note payable	—	1,200
Debt issuance costs related to note payable	(15)	(82)
Repayment of note payable	—	(686)
Repayment of unsecured debt	(107)	(119)
Net cash flows provided by (used in) financing activities	(122)	313
Effect of exchange rate changes on cash	(1)	2
Net decrease in cash	(12)	432
Cash, beginning of period	278	454
Cash, end of period	$266	$886

Supplemental cash flow disclosure:
Interest paid	$3	$4
Income taxes paid	$6	$7

Supplemental disclosures of non-cash transactions:
Conversion of convertible notes	$(1,257)	$—
Issuance of convertible notes	$1,805	$—
Services paid with common stock	$—	$60
Right of use asset financed by lease liabilities	$—	$486
Original issuance discount for note payable	$—	$(400)

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

Description of Business - The Company develops, manufactures, markets and sells herbal supplements, hemp-based cannabidiol (“CBD”) and plant-based food products. The Company sells its products under tradenames, such as +PlusCBD™, +PlusCBD™Pet, +PlusHLTH™, and Cultured Foods™. The Company's products are sold in a variety of market sectors including nutraceutical, beauty care and specialty foods. In addition, subject to available capital, the Company is developing drug candidates which use CBD as a primary active ingredient.

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

Liquidity Considerations - U.S. GAAP requires management to assess a company's ability to continue as a going concern for a period of one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company generated cash flows from operations of $0.1 million for the six months ended June 30, 2026. However, the Company generated negative cash flows from operations for the last several years and had an accumulated deficit of $89.4 million as of June 30, 2026. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operations, growth initiatives and will continue to make and implement strategic cost reductions, including reductions in employee headcount, vendor spending, and delaying expenses related to its drug development activities. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit.

During the fourth quarter of 2025, the regulatory environment for hemp-derived cannabinoid products continued to evolve materially following the enactment of H.R. 537, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “2026 Act”). The 2026 Act was signed into law on November 12, 2025, and its provisions relating to hemp-derived cannabinoid products are scheduled to take effect on November 12, 2026. Among other changes, the 2026 Act narrows the federal definition of hemp, by limiting hemp-derived consumable products to 0.4 mg of total tetrahydrocannabinol (“THC”), inclusive of THCA, per container. It remains uncertain whether these provisions will take effect as written, or instead be delayed, amended or replaced by subsequent congressional action. Products containing less than this amount may continue to be sold, but such products currently represent a small portion of the overall hemp-derived product market.

On August 8, 2026, the United States Senate approved continuing resolution H.R. 6500 (the “2027 CR”) which includes language that would delay most of the implementation of the regulatory changes applicable to hemp-derived cannabinoid products described in the 2026 Act from November 12, 2026, to December 11, 2026. This 29-day extension would provide Congress with additional time to work

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

toward a longer-term solution. The 2027 CR must still be approved by the United States House of Representatives and signed by the President before it becomes law.

The Company is evaluating the potential impact of this legislation on its product portfolio, supply chain, and future operating results. The Company is in the process to assess and, if necessary, modify its product formulations, labeling, and related compliance measures in response to this legislation. While management cannot reasonably estimate the financial effect of this legislation at this time, it could have a material adverse impact on the Company's business, results of operations, and cash flows.

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

Fair Value Measurements - Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying values of accounts receivable, other current assets, accounts payable, and certain accrued expenses as of June 30, 2026 and December 31, 2025, approximate their fair value due to the short-term nature of these items. The Company's debt balance also approximates fair value as of June 30, 2026 and December 31, 2025, as the interest rates on the debt approximates the rates available to the Company as of such dates. The accounting guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2026 and December 31, 2025.
•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. The Company did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2026 and December 31, 2025.
•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Except as described below in Note 6. Convertible Note, the Company did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2026 and December 31, 2025.

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

The following represents product sales by retail (B2B) and e-commerce (B2C) channels for the three and six months ended June 30, 2026 and 2025:

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$1,605	53.8%	$2,114	58.4%
E-Commerce sales (B2C)	1,380	46.2%	1,506	41.6%
Product sales, net	$2,985	100.0%	$3,620	100.0%

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$3,395	54.9%	$4,105	56.8%
E-Commerce sales (B2C)	2,785	45.1%	3,121	43.2%
Product sales, net	$6,180	100.0%	$7,226	100.0%

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

adoption is permitted. The Company is currently evaluating the effects this adoption will have on its consolidated financial statements.

2.
BALANCE SHEET DETAILS

Inventory

Inventory as of June 30, 2026 and December 31, 2025 was comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$2,335	$2,598
Work in process	521	387
Finished goods	1,109	1,102
	$3,965	$4,087

Additions to the inventory provision for the three and six months ended June 30, 2026 and 2025 were not material.

Accrued expenses

Accrued expenses as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll expenses	$1,447	$1,365
Accrued true-up obligation (Note 6)	26	—
Other accrued liabilities	1,158	1,082
	$2,631	$2,447

3.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill (in thousands):

Carrying Amount
Balance - December 31, 2025:	$1,015
Translation adjustment	(16)
Balance - June 30, 2026:	$999

As of December 31, 2025, the Company performed its annual goodwill impairment analysis following the steps laid out in ASC 350-20-35-3C. The Company's annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. The Company determined that there were certain triggering events, including sales declines, macroeconomic headwinds, regulatory headwinds and liquidity concerns. However, the fair value of the reporting unit was higher than its carrying amount. As such, the Company did not record any goodwill impairment charge for the year ended December 31, 2025. These triggering events remained during the three and six months ended June 30, 2026. However, the fair value of the reporting unit was higher than its carrying amount. As such, the Company did not record any goodwill impairment charge during the three and six months ended June 30, 2026. The Company's annual impairment testing date is December 31 of each year.

Intangible Assets

The following table summarizes the intangible assets and the related accumulated amortization (in thousands):

	June 30, 2026	December 31, 2025
Gross carrying amount	$116	$116
Accumulated amortization	(58)	(46)
Translation adjustment	4	6
Net carrying amount	$62	$76

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the carrying amounts of intangible assets are summarized below (in thousands):

	Trade names	Customer relationships	Total
Balance - December 31, 2025:	$34	$42	$76
Amortization	(6)	(6)	(12)
Translation adjustments	(1)	(1)	(2)
Balance - June 30, 2026:	$27	$35	$62

The Company did not incur costs to renew or extend the term of acquired intangible assets for the three and six months ended June 30, 2026 and 2025. The estimated amortization expense for the Company's intangible assets is not significant in any future individual fiscal year. No indicators of impairment were identified during the three and six months ended June 30, 2026.

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

The Company's operating leases are included in "Right of use assets" on the Company's June 30, 2026 and December 31, 2025 Condensed Consolidated Balance Sheets, and represents the Company's right to use the underlying assets for the lease term. The Company's obligation to make lease payments is included in "Operating lease liability - current" and "Operating lease liability" on the Company's June 30, 2026 and December 31, 2025 Condensed Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the lease term. As of June 30, 2026, the Company had operating lease obligations and operating lease assets of $0.2 million related to its facilities. During the three and six months ended June 30, 2026, the Company's total lease cost was $65,776 and $130,310, respectively. During the three and six months ended June 30, 2025, the Company's total lease cost was $60,744 and $112,370, respectively. Total lease costs was mostly comprised of operating lease costs. Short-term lease costs related to short-term operating leases and variable lease costs were not material during the three and six months ended June 30, 2026 and 2025.

Because the rate implicit in the leases is not readily determinable, the Company uses the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Information related to the Company's operating lease assets and related lease liabilities were as follows:

June 30, 2026
Weighted-average remaining lease term (in months)	9.5
Weighted-average discount rate	7.9%

Maturities of lease liabilities as of June 30, 2026 were as follows (in thousands):

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Year ending December 31,
2026 (remaining six months)	$136
2027	90
226
Less imputed interest	(8)
Total lease liabilities	$218
Current operating lease liabilities	$218
Non-current operating lease liabilities	-
Total lease liabilities	$218

5.
DEBT

Debt as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026	December 31, 2025
Note payable, net of discount and costs	$—	$1,524
Insurance financing	18	125
	18	1,649
Less: Current portion of debt	(18)	(1,262)
Long-term portion of debt	$—	$387

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In March 2026, the Company amended its existing promissory notes - see Note 6, Convertible Note, for a discussion of certain amendments to the Note and the New Note.

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

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Insurance Financing

In October 2025, the Company entered into a financing agreement with First Insurance Funding (“First Insurance”) in order to fund a portion of its insurance policies for the current policy year. The amount financed was $0.2 million, which incurs interest at a rate of 7.72% per annum. The Company is required to make monthly payments of $18,299 from November 2025 through July 2026.

In October 2024, the Company entered into a financing agreement with First Insurance in order to fund a portion of its insurance policies for its prior policy year. The amount financed was $0.2 million, which incurred interest at a rate of 8.42% per annum. The Company was required to make monthly payments of $20,396 from November 2024 through July 2025. There was no outstanding balance as of June 30, 2026.

6.
CONVERTIBLE NOTE

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

During the three months ended June 30, 2026, the Company issued the Investor four Third Notes in the aggregate principal amount of $366,090, representing the aggregate shortfall of shares sold by the Investor in excess of $94,000. The initial fair value of these Third Notes was $223,000.

The Company made an irrevocable election to measure the Amended Notes and Third Notes at fair value as it believes the fair value option provides a greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock. As of June 30, 2026, the fair value of the Amended Notes and Third Notes was $1.0 million.

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

The following table summarizes the change in fair value of the Company’s convertible notes recorded as Level 3 liabilities:

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amount
Balance - January 1, 2026	$—
Issuance of convertible notes at fair value	1,581
Conversions	(552)
Change in fair value	106
Balance - March 31, 2026	1,135
Issuance of convertible notes at fair value	223
Conversions	(705)
Change in fair value	364
Balance - June 30, 2026	$1,017

During the three months ended June 30, 2026, the Investor converted amounts payable under such Amended Notes into an aggregate of 19,664,108 shares of the Company common stock at a weighted average conversion price of $0.04 per share, resulting in a reduction of the Amended Notes balance of $705,998. During the six months ended June 30, 2026, the Investor converted amounts payable under such Amended Notes into an aggregate of 28,858,865 shares of the Company common stock at a weighted average conversion price of $0.04 per share, resulting in a reduction of the Amended Notes balance of $1,257,684. The Company recorded its estimated true-up obligation associated with converted shares during the six months ended June 30, 2026 of $25,633 as accrued expenses, which is included in “Change in fair value of convertible notes payable” in the Condensed Consolidated Statement of Operations.

Subsequent to June 30, 2026, the Company issued the Investor a new Third Note in the aggregate principal amount of $71,811. Also, subsequent to June 30, 2026, the Investor converted amounts payable under such Amended Notes into an additional 12,706,600 shares of the Company common stock at a weighted average conversion price of $0.03 per share, resulting in a further reduction of the Amended Note balance of $381,198. As a result of these conversions subsequent to June 30, 2026, the first of the two Amended Notes has been fully repaid and satisfied.

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

As of June 30, 2026, total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $0.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes activity related to the Company's stock options (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2025	39,943	$0.09	8.1	$555
Granted	14,450	0.04	—	—
Exercised	—	—	—	—
Cancelled	(581)	0.16	—	—
Outstanding - June 30, 2026	53,812	0.08	8.1	—

Exercisable - June 30, 2026	29,718	0.11	7.4	—
Vested or expected to vest - June 30, 2026	53,812	$0.08	8.1	$—

The Company has established performance milestones in connection with drug development efforts for its lead drug candidate CVSI-007. As of June 30, 2026, there were 6,750,000 unvested performance-based stock options previously granted to Michael Mona Jr. ("Mona") outside of the 2013 Plan and 2023 Plan which are not included in the above table. These stock options have a weighted average exercise price of $0.375 and vest upon the satisfaction of future performance conditions (refer to Note 11).

The following table presents the weighted average grant date fair value of stock options granted and the weighted-average assumptions used to estimate the fair value on the date of grant using the Black-Scholes valuation model:

	Six months ended June 30,
	2026	2025
Volatility	162.0%	146.1%
Risk-Free Interest Rate	3.9%	4.4%
Expected Term (in years)	5.76	5.76
Dividend Rate	—%	—%
Weighted Average Fair Value Per Share on Grant Date	$0.04	$0.03

The Company did not grant stock options during the three months ended June 30, 2026 and 2025.

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

The following common stock equivalents were not included in the calculation of net loss per diluted share because their effect were anti-dilutive (in thousands):

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options	53,812	41,643	53,812	41,643
Performance stock options	6,750	6,750	6,750	6,750
Convertible notes	33,277	—	33,277	—
Total	93,839	48,393	93,839	48,393

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

On February 12, 2025, the Company initiated an arbitration with JAMS asserting claims against its long-time legal counsel, Procopio. The Company’s engagement agreement with Procopio requires the resolution of such disputes through arbitration. Procopio provided the Company legal advice and guidance on when Mona would recognize W-2 income and be subject to payroll and income tax withholding resulting from the settlement of RSU's previously awarded to Mona. According to Procopio, because Mona was then an insider within the meaning of Section 16(b) of the Securities Exchange Act of 1934 and he was subject to suit and disgorgement of short-swing profits if he sells stock within six months of the settlement date of the RSU's, Mona does not recognize W-2 income on the settlement date and that Mona would recognize W-2 income and be subject to tax withholding upon the expiration of the six month period under Section 16(b). Consequently, the Company issued to Mona a share certificate evidencing his ownership of shares of the Company’s stock then valued at more than $13 million that Mona constructively received upon the settlement of his RSU's without withholding taxes. After Mona received the certificate, without acknowledging its prior advice and guidance, Procopio changed its prior advice and advised the Company that tax withholding was required as of the settlement date. Procopio continued to represent the Company to resolve the lack of withholding, address the fallout therefrom, report the same in its periodic reports filed with the SEC and numerous other legal matters. The Company disclosed the lack of withholding in its Form 10-Q for the quarter ended, March 31, 2019, and in subsequent quarterly and annual reports. The Company has also disclosed in its prior reports filed with the SEC that the lack of withholding has been the subject of multiple legal proceedings, the most recent of which involved a case brought by Mona against the Company that was resolved in November 2024 in the Company’s favor in a binding arbitration. After that case was submitted to the arbitrator for decision, the Company sought to address with Procopio the legal advice and guidance it provided. Procopio responded by terminating the Company as a client on January 10, 2025, ending the Company’s 12-year relationship with Procopio as its legal counsel. The Company seeks to recover damages from Procopio resulting from its reliance on Procopio’s advice and guidance, including fees and expenses paid to Procopio and other professionals, expenses incurred by the Company and other harm to it. In April 2025, JAMS appointed an arbitrator to the case. The evidentiary hearing is scheduled to begin on May 17, 2027.

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

10.
INCOME TAXES

For the three and six months ended June 30, 2026 and 2025, the Company generated taxable losses for which no tax benefit has been recognized due to uncertainties regarding the future realization of the tax benefit. The tax effects of the taxable losses will be recognized when realization of the tax benefit becomes more likely than not or the tax effects of the previous interim losses are utilized.

CV SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.
RELATED PARTIES

During the year ended December 31, 2019, the Company's former President and Chief Executive Officer, Mona, and the Company entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company acknowledged that Mona’s resignation from the Company on January 22, 2019 was for Good Reason (as defined in Mona’s Employment Agreement) and agreed to extend the deadline for Mona’s exercise of his stock options for a period of five years. In exchange, Mona agreed that notwithstanding the terms of his Employment Agreement providing for acceleration of vesting of all stock options upon a Good Reason resignation, certain of his unvested stock options would not immediately vest, but rather continue to vest if, and only if, certain Company milestones are achieved related to the Company’s drug development efforts. These stock options were issued in July 2016 (6,000,000 options) and March 2017 (5,000,000 options), and 6,750,000 of these stock options have not vested as of June 30, 2026. The Company and Mona also agreed to mutually release all claims arising out of and related to Mona’s resignation and separation from the Company. As a result of Mona's Restricted Stock Unit Award Agreement, the Company recorded stock-based compensation expense related to (i) the accelerated vesting of the RSU's of $5.1 million and (ii) due to the Settlement Agreement's modification of certain stock options of $2.7 million during the year ended December 31, 2019. During the year ended December 31, 2024, the Company cancelled 11,300,000 fully vested outstanding stock options of Mona with a weighted average exercise price of $0.42 per share, as these stock options remained unexercised and the deadline to exercise these stock options lapsed.

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

The Company's reportable segment product sales, net and net loss for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Product sales, net	$2,985	$3,620	$6,180	$7,226
Cost of goods sold	1,535	1,776	3,168	3,724
Gross profit	1,450	1,844	3,012	3,502

Operating expenses:
Research and development expense	18	50	36	80
Sales expense	644	718	1,317	1,449
Marketing expense	381	371	782	819
General and administrative expense	708	836	1,496	1,796
Benefit from reversal of accrued payroll taxes	—	—	—	(522)
Total operating expenses	1,751	1,975	3,631	3,622

Operating loss	(301)	(131)	(619)	(120)

Other expense (income):
Gain on extinguishment of debt	—	—	(20)	(38)
Loss on debt conversions	104	—	249	—
Change in fair value of convertible notes	364	—	471	—
Interest expense, net	1	130	94	281
Total other expense	469	130	794	243

Loss before income taxes	(770)	(261)	(1,413)	(363)
Income tax expense	5	—	5	7
Net loss	$(775)	$(261)	$(1,418)	$(370)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms “CV Sciences,” “Company,” “we,” “our” and “us,” we mean CV Sciences, Inc., a Delaware corporation, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025, respectively, should be read in conjunction with our condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our primary offices and facilities are located in San Diego, California; Grand Junction, Colorado; and Warsaw, Poland.

Our common stock is traded on the OTC:QB market under the trading symbol CVSI.

Results of Operations

Revenues and gross profit

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(in thousands)				(in thousands)
Product sales, net	$2,985	$3,620	$(635)	(17.5)%	$6,180	$7,226	$(1,046)	(14.5)%
Cost of goods sold	1,535	1,776	(241)	(13.6)%	3,168	3,724	(556)	(14.9)%
Gross profit	$1,450	$1,844	$(394)	(21.4)%	$3,012	$3,502	$(490)	(14.0)%
Gross margin	48.6%	50.9%			48.7%	48.5%

Second Quarter 2026 vs. 2025

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$1,605	53.8%	$2,114	58.4%
E-commerce sales (B2C)	1,380	46.2%	1,506	41.6%
Product sales, net	$2,985	100.0%	$3,620	100.0%

We had net product sales of $3.0 million and gross profit of $1.5 million, representing a gross margin of 48.6%, in the second quarter of 2026, compared to net product sales of $3.6 million and gross profit of $1.8 million, representing a gross margin of 50.9%, in the second quarter of 2025. Net product sales decreased in the second quarter of 2026 when compared to the second quarter 2025 driven by lower sales volume due to restrictive regulation in certain states. The total number of units sold during the second quarter 2026 decreased by 14.9% compared to the second quarter 2025. Average sales price per unit also decreased by 1.9% compared to the same period 2025. In addition, our net sales declined due to lower third-party contract manufacturing (“CMO”) revenue in the second quarter of 2026 compared to the same period in 2025.

44.3% of our net revenue for the second quarter 2026 was from new products launched since January 1, 2023. During this time, we launched 52 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the second quarter of 2026 compared to the second quarter of 2025 by $0.2 million, or 13.6%. The reduction is mostly due to the lower number of units sold in the second quarter of 2026. In addition, cost of goods sold in the second quarter of 2026 increased as a percentage of revenue compared to the second quarter of 2025, mostly due higher freight, product mix, and higher cost of goods sold for Elevated Softgels and Cultured Foods in the second quarter of 2026 compared to the prior year period, partially offset by lower product cost. Our gross profit in the second quarter 2026 declined by $0.4 million, or 21.4% from the second quarter of 2025. Our gross margin declined from 50.9% in the second quarter 2025 to 48.6% in the second quarter of 2026. The decline in our gross margin is primarily due to higher freight, product and channel mix, and higher cost of goods sold for Elevated Softgels and Cultured Foods, partially offset by lower product cost.

First six months 2026 vs. 2025

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Amount	% of product sales, net	Amount	% of product sales, net
	(in thousands)		(in thousands)
Retail sales (B2B)	$3,395	54.9%	$4,105	56.8%
E-commerce sales (B2C)	2,785	45.1%	3,121	43.2%
Product sales, net	$6,180	100.0%	$7,226	100.0%

We had net product sales of $6.2 million and gross profit of $3.0 million, representing a gross margin of 48.7%, in the six months ended June 30, 2026, compared to net product sales of $7.2 million and gross profit of $3.5 million, representing a gross margin of 48.5%, in the six months ended June 30, 2025. Our net product sales decreased in the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 mostly due to lower sales volume. Our sales volume declined due to the impact of restrictive state regulations and most recently due to out-of-stock issues for some of our key products. The total number of units sold during the six months ended June 30, 2026 decreased by 13.5% compared to the six months ended June 30, 2025. Average sales price per unit for the six months ended June 30, 2026 decreased by 0.5% compared to the same period in 2025. In addition, our net sales declined due to lower third-party CMO revenue in the six months ended June 30, 2026 compared to the same period in 2025.

43.5% of our net revenue for the six month ended June 30, 2026 was from new products launched since January 1, 2023. During this time, we launched 52 new products. The overall market continues to be fragmented and highly competitive, which we believe is largely due to the lack of a clear regulatory framework and a patchwork of state regulation.

Cost of goods sold consists primarily of raw materials, packaging, manufacturing overhead (including payroll, employee benefits, stock-based compensation, facilities, depreciation, supplies and quality assurance costs), merchant card fees and shipping. We were able to reduce our cost of goods sold in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 by $0.6 million, or 14.9%. The reduction is mostly due to the lower number of units sold in the six months ended June 30, 2026. In addition, cost of goods sold in the six months ended June 30, 2026 decreased as a percentage of revenue compared to the six months ended June 30, 2025, mostly due to lower inventory losses and product savings, partially offset by higher freight and cost of goods sold for Elevated Softgels and Cultured Foods in the six months ended June 30, 2026 compared to the prior year period. Our gross profit declined to $3.0 million in the six months ended June 30, 2026 from $3.5 million in the six months ended June 30, 2025. Our gross margin improved from 48.5% in the six months ended June 30, 2025 to 48.7% in the six months ended June 30, 2026. The improvement in our gross margin is primarily due to lower inventory losses and product cost savings, partially offset by higher freight and cost of goods sold for Elevated Softgels and Cultured Foods.

Research and development expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(in thousands)				(in thousands)
Research and development expense	$18	$50	$(32)	(64)%	$36	$80	$(44)	(55)%
Percentage of product sales, net	0.6%	1.4%			0.6%	1.1%

Second Quarter 2026 vs. 2025

Research and development (“R&D”) expense for the second quarter 2026 decreased slightly compared to the same period in 2025 due to lower new product development activity.

First six months 2026 vs. 2025

R&D expense decreased due to lower new product development activity.

Selling, general and administrative expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(in thousands)				(in thousands)
Sales expense	$644	$718	$(74)	(10)%	$1,317	$1,449	$(132)	(9)%
Marketing expense	381	371	10	3%	782	819	(37)	(5)%
General & administrative expense	708	836	(128)	(15)%	1,496	1,796	(300)	(17)%
Selling, general and administrative	$1,733	$1,925	$(192)	(10)%	$3,595	$4,064	$(469)	(12)%
Percentage of product sales, net	58.1%	53.2%			58.2%	56.2%

Second Quarter 2026 vs. 2025

Selling, general and administrative (“SG&A”) expense decreased to $1.7 million in the second quarter of 2026 compared to $1.9 million in the second quarter of 2025, which was primarily a result of the following:

•
Sales expense decreased due to lower payroll, commission, travel and other expense, partially offset by an increase in stock-based compensation expense.
•
Marketing expense remained materially flat.
•
General and administrative ("G&A") expense for the second quarter of 2026 decreased from the prior year period due to lower legal and professional fees, insurance expense, depreciation and other administrative cost reductions, partially offset by an increase in stock-based compensation expense.

First six months 2026 vs. 2025

SG&A expense decreased to $3.6 million in the six months ended June 30, 2026 compared to $4.1 million in the six months ended June 30, 2025, which was primarily a result of the following:

•
Sales expense decreased due to lower commission, payroll, travel and other expense, partially offset by an increase in stock-based compensation expense.
•
Marketing expense decreased slightly due to lower payroll, advertising and overall marketing spend, partially offset by an increase in stock-based compensation expense.
•
G&A expense for the six months ended June 30, 2026 decreased from the prior year period due to lower legal fees and professional fees, insurance expense, depreciation and other administrative cost reductions, partially offset by an increase in stock-based compensation expense.

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

Other expense, net

Other expense consists of interest expense, net, gain on debt extinguishment, loss on conversion and change in fair value of convertible notes. Interest expense, net consists of interest expense and interest income. Interest expense was mostly related to the amortization of debt discount and debt issuance costs for the note payable with an institutional investor prior to its amendment to a convertible note. Gain on debt extinguishment relates to the recognized gain notes payable modification in 2026 and the refinancing of the Streeterville note payable in 2025. During the three and six months ended June 30, 2026, we recognized a loss on conversion related to the true-up feature in our convertible notes. In addition, we made an irrevocable election to measure the convertible notes at fair value. Any changes in fair value are recorded as change in fair value of convertible notes.

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

A reconciliation from our net loss to Adjusted EBITDA, a non-GAAP measure, for the three and six months ended June 30, 2026 and 2025 is detailed below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net loss	$(775)	$(261)	$(1,418)	$(370)
Depreciation expense	16	52	32	128
Amortization expense	5	6	12	12
Interest expense, net	1	130	94	281
Income tax expense	5	—	5	7
EBITDA	(748)	(73)	(1,275)	58
Stock-based compensation (1)	148	132	296	250
Loss on debt conversions (2)	104	—	249	—
Change in fair value of convertible notes (3)	364	—	471	—
Gain on extinguishment of debt (4)	—	—	(20)	(38)
Benefit for reversal of accrued payroll tax (5)	—	—	—	(522)
Adjusted EBITDA	$(132)	$59	$(279)	$(252)

(1)
Represents stock-based compensation expense related to stock options awarded to employees, consultants and non-executive directors based on the grant date fair value using the Black-Scholes valuation model. For more information, please see Note 7, Stock-Based Compensation, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)
Represents the loss on debt conversions related to the true-up obligation. For more information, please see Note 6, Convertible Note, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)
Represents change in fair value of our convertible notes. For more information, please see Note 6, Convertible Note, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)
Represents gain on extinguishment of debt related to our notes payable. For more information, please see Note 5, Debt, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(5)
Represents benefit for reversal of accrued payroll tax associated with the RSU release to founder in 2019. For more information, please see Note 11, Related Parties, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the six months ended June 30, 2026 and the year ended December 31, 2025, our primary sources of capital came from (i) cash generated from our operations, (ii) existing cash, and (iii) proceeds from note payable financings. As of June 30, 2026, we had approximately $0.3 million of cash and working capital deficit of approximately $64,000.

For the six months ended June 30, 2026, the Company generated cash flows from operations of $0.1 million. However, the Company generated negative cash flows from operations for the last several years, and had an accumulated deficit of $89.4 million as of June 30, 2026.

We believe that a combination of factors have adversely impacted our business operations for the six months ended June 30, 2026 and the year ended December 31, 2025. Due to a low barrier entry market with a lack of a clear regulatory framework, we face intense competition from both licensed and illicit market operators that may also sell herbal supplements and hemp-based CBD consumer products. Because we operate in a market that is rapidly evolving and expanding globally, our customers may choose to obtain CBD products from our competitors, and our success depends on our ability to attract and retain our customers from purchasing CBD products elsewhere. To remain competitive, we intend to continue to innovate new products, build brand awareness, and make significant investments in our business strategy by introducing new products into the markets in which we operate, adopt quality assurance protocols and procedures, build our market presence, and undertake further research and development. In addition, we intend to make additional acquisitions to further diversify our product offerings.

During the fourth quarter of 2025, the regulatory environment for hemp-derived cannabinoid products continued to evolve materially following the enactment of H.R. 537, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “2026 Act”). The 2026 Act was signed into law on November 12, 2025, and its provisions relating to hemp-derived cannabinoid products are scheduled to take effect on November 12, 2026. Among other changes, the 2026 Act narrows the federal definition of hemp, by limiting hemp-derived consumable products to 0.4 mg of total THC, inclusive of THCA, per container. It remains uncertain whether these provisions will take effect as written, or instead be delayed, amended or replaced by subsequent congressional action. Products containing less than this amount may continue to be sold, but such products currently represent a small portion of the overall hemp-derived product market.

On August 8, 2026, the United States Senate approved continuing resolution H.R. 6500 (the “2027 CR”) which includes language that would delay most of the implementation of the regulatory changes applicable to hemp-derived cannabinoid products described in the 2026 Act from November 12, 2026, to December 11, 2026. This 29-day extension would provide Congress with additional time to work toward a longer-term solution. The 2027 CR must still be approved by the United States House of Representatives and signed by the President before it becomes law.

The Company is evaluating the potential impact of this legislation on its product portfolio, supply chain, and future operating results. The Company is in the process to assess and, if necessary, modify its product formulations, labeling, and related compliance measures in response to this legislation. While management cannot reasonably estimate the financial effect of this legislation at this time, it could have a material adverse impact on the Company's business, results of operations, and cash flows.

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

The Company made an irrevocable election to measure the Amended Notes at fair value as it believes the fair value option provides a greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock. As of June 30, 2026, the fair value of the Amended Notes was $1.0 million.

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

The following table summarizes the change in fair value of the Company’s convertible notes recorded as Level 3 liabilities:

Amount
Balance - January 1, 2026	$—
Issuance of convertible notes at fair value	1,581
Conversions	(552)
Change in fair value	106
Balance - March 31, 2026	1,135
Issuance of convertible notes at fair value	223
Conversions	(705)
Change in fair value	364
Balance - June 30, 2026	$1,017

During the three months ended June 30, 2026, the Investor converted amounts payable under such Amended Notes into an aggregate of 19,664,108 shares of the Company common stock at a weighted average conversion price of $0.04 per share, resulting in a reduction of the Amended Notes balance of $705,998. During the six months ended June 30, 2026, the Investor converted amounts payable under such Amended Notes into an aggregate of 28,858,865 shares of the Company common stock at a weighted average conversion price of $0.04 per share, resulting in a reduction of the Amended Notes balance of $1,257,684. The Company recorded its estimated true-up obligation associated with converted shares during the six months ended June 30, 2026 of $25,633 as accrued expenses, which is included in “Change in fair value of convertible notes payable” in the Condensed Consolidated Statement of Operations.

Subsequent to June 30, 2026, the Company issued the Investor a new Third Note in the aggregate principal amount of $71,811,

representing the aggregate shortfall of shares sold by the Investor in excess of $94,000. Also, subsequent to June 30, 2026, the Investor converted amounts payable under such Amended Notes into an additional 12,706,600 shares of the Company common stock at a weighted average conversion price of $0.03 per share, resulting in a further reduction of the Amended Note balance of $381,198. As a result of these conversions subsequent to June 30, 2026, one of the two Amended Notes has been fully repaid and satisfied.

First Insurance Funding Agreements

In October 2025, we entered into a financing agreement with First Insurance Funding in order to fund a portion of our insurance policies for the upcoming policy year. The amount financed was $0.2 million, which incurs interest at a rate of 7.72% per annum. We are required to make monthly payments of $18,299 from November 2025 through July 2026.

In October 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance policies. The amount financed is $0.2 million, which incurred interest at an annual rate of 8.42%. We were required to make monthly payments of $20,396 from November 2024 through July 2025. There was no outstanding balance as of June 30, 2026.

Going Concern

U.S. GAAP requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related note disclosure in certain circumstances. Our condensed consolidated financial statements and corresponding notes have been prepared assuming the Company will continue as a going concern. We generated cash flows from operations of $0.1 million for the six months ended June 30, 2026. However, we generated negative cash flows from operations for the last several years and had an accumulated deficit of $89.4 million as of June 30, 2026. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund our operations and growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit in order to continue its operations. However, there can be no assurances that additional working capital will be available to us on favorable terms, or at all, which would be likely to have a material adverse effect on the Company's ability to continue its operations.

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

A summary of our changes in cash flows for the three and six months ended June 30, 2026 and 2025 is provided below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net cash flows provided by (used in):
Operating activities	$20	$287	$121	$206
Investing activities	(7)	(49)	(10)	(89)
Financing activities	(54)	(167)	(122)	313
Effect of exchange rate changes on cash	(2)	3	(1)	2
Net increase (decrease) in cash	(43)	74	(12)	432
Cash, beginning of period	309	812	278	454
Cash, end of period	$266	$886	$266	$886

Operating Activities

Net cash used in operating activities includes net loss adjusted for non-cash items such as depreciation, amortization, bad debt expense, stock-based compensation, benefit of reversal of payroll tax liability, interest expense related to our promissory notes, change in fair value of our convertible notes, loss on note conversions and gain on debt extinguishment. Operating assets and liabilities primarily include balances related to funding of inventory purchases and customer accounts receivable. Operating assets and liabilities that arise from the funding of inventory purchases and customer accounts receivable can fluctuate significantly from day to day and period to period depending on the timing of inventory purchases and customer payment behavior.

Cash generated in operating activities was $0.1 million in the six months ended June 30, 2026, compared to $0.2 million in the six months ended June 30, 2025. Our net loss of $1.4 million for the six months ended June 30, 2026, adjusted for non-cash items, resulted in a net loss of $0.2 million, compared to a net loss, adjusted for non-cash items, of $44,000 in the prior year period. Changes in working capital generated $0.4 million during the first six months of 2026 and 2025. Our changes in working capital are mostly related to continued usage and conversion of our inventory. Our net loss increased by $1.0 million, mostly due to the non-recurring benefit for the reversal of accrued payroll taxes in the prior year of $0.5 million and the non-cash charges related to our convertible notes of $0.7 million. Recurring non-cash adjustments consists of depreciation, amortization, interest expense and stock-based compensation.

Investing Activities

Cash used in investing activities was $10,000 and $89,000 in the six months ended June 30, 2026 and 2025, respectively, and related to improvements to our manufacturing facilities in Poland and at Elevated Softgels.

Financing Activities

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2026 compared to net cash provided by financing activities of $0.3 million for the six months ended June 30, 2025. Our financing activities for the six months ended June 30, 2026 consisted of payments for our insurance financing and debt issuance costs related to the amendment of our notes payable. Our financing activities for the six months ended June 30, 2025 consisted of net proceeds from our note payable financing of $1.1 million, offset by repayments of Streeterville note of $0.7 million and our insurance financing of $0.1 million.

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

During the fourth quarter of 2025, the regulatory environment for hemp-derived cannabinoid products continued to evolve materially following the enactment of H.R. 537, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “2026 Act”). The 2026 Act was signed into law on November 12, 2025, and its provisions relating to hemp-derived cannabinoid products are scheduled to take effect on November 12, 2026. Among other changes, the 2026 Act narrows the federal definition of hemp, by limiting hemp-derived consumable products to 0.4 mg of total THC, inclusive of THCA, per container. It remains uncertain whether these provisions will take effect as written, or instead be delayed, amended or replaced by subsequent congressional action.

On August 8, 2026, the United States Senate approved continuing resolution H.R. 6500 (the “2027 CR”) which includes language that would delay most of the implementation of the regulatory changes applicable to hemp-derived cannabinoid products described in the

2026 Act from November 12, 2026, to December 11, 2026. This 29-day extension would provide Congress with additional time to work toward a longer-term solution. The 2027 CR must still be approved by the United States House of Representatives and signed by the President before it becomes law.

There is currently a lack of a clear federal regulatory framework regarding the development, sale and use of CBD products in the United States. As a result, differing state regulations have emerged, which regulations are constantly evolving and differ significantly from state to state in many cases. Several states, including without limitation, California, Florida, Maryland, Minnesota, New York, Utah and Virginia, have recently adopted regulations that have impacted our ability to sell certain of our products in these states. These various state regulations have had a negative impact on our operating results for the year ended December 31, 2025 and the three and six months ended June 30, 2026 and we expect that these regulations will continue to have a negative impact on our business going forward for so long as it, or any permanent law with similar or more stringent prohibitions, remains in effect; however, it is currently impossible to quantify the expected impact on our business. There is also substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing cannabinoids may engage in interstate commerce. These uncertainties have had, and may continue to have, an adverse effect on our business. Additionally, restrictive state regulations could adversely impact our revenue and earnings going forward.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. We are currently incurring increased tariffs on imports from China, where certain components of our finished products are sourced. We are closely monitoring this evolving situation and evaluating our responses, which may include price adjustments or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. If further tariffs are imposed, we could be forced to raise prices on all or certain of our products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers. Currently, we cannot fully determine how these tariffs will affect our business operations. The overall impact on our business will be influenced by several variables, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.

Critical Accounting Estimates

We have disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report, filed with the SEC March 26, 2026, those accounting policies and estimates that we consider to be significant in determining our results of operation and financial condition. There have been no material changes to those policies and estimates that we consider to be significant since the filing of our 2025 Annual Report. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2026 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any other unregistered equity securities during the period covered by this report that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 25, 2013, by and between CannaVest Corp., a Texas corporation, and CannaVest Corp., a Delaware corporation	10-Q	000-54677	2.1	August 13, 2013
2.2	Agreement and Plan of Reorganization by and among CannaVEST Corp., CANNAVEST Merger Sub, Inc., CANNAVEST Acquisition LLC, CanX, Inc., and The Starwood Trust, as the Shareholder Representative	8-K	000-54677	2.1	January 4, 2016
2.3	Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of March 16, 2017, by and among the Company, CANNAVEST Acquisition LLC, and the Starwood Trust, as the Shareholder Representative	10-Q	000-54677	10.4	May 9, 2017
2.4	Membership Interest Purchase Agreement, dated December 7, 2023, by and among the Company, Cultured Foods Sp. z.o.o., Brian McWhorter and Barbara McWhorter	10-K	000-54677	2.4	March 29, 2024
2.5	Membership Interest Purchase Agreement by and among CV Sciences, Inc., Elevated Softgels, LLC, Clayton J. Montgomery, Chris Fagan, Andrew Kester and Timothy McGreer, dated May 8, 2024	10-Q	000-54677	2.5	August 13, 2024
3.1	Certificate of Incorporation of CannaVEST Corp., as filed on July 26, 2013.	10-Q	000-54677	3.1	August 13, 2013
3.2	Bylaws of CannaVEST Corp., dated as of June 26, 2013.	10-Q	000-54677	3.2	August 13, 2013
3.3	Certificate of Amendment to Certificate of Incorporation of CannaVest Corp., as filed on January 4, 2016.	10-K	000-54677	3.3	April 14, 2016
3.4	Certificate of Incorporation of the Company, as amended.	10-Q	000-54677	3.4	May 16, 2016
3.5	Amendment to the Bylaws of the Company, as amended.	8-K	000-54677	3.1	March 22, 2017
3.6	Bylaws of the Company, as amended.	10-Q	000-54677	3.6	May 9, 2017
3.7	Amendment to the Bylaws of the Company, as amended	8-K	000-54677	3.1	June 14, 2021
3.8	Certificate of Designation of Preference, Rights and Limitations of Convertible Preferred Stock.	8-K	000-54677	3.1	April 1, 2022
3.9	Certificate of Amendment to Certificate of Incorporation of CV Sciences, Inc., as filed on June 6, 2022	10-Q	000-54677	3.9	August 15, 2022
4.1	CannaVEST Corp. Specimen Stock Certificate	8-K	000-54677	4.1	July 31, 2013
10.1	Securities Purchase Agreement dated February 12, 2025	8-K	000-54677	10.1	February 20, 2025
10.2	Senior Secured Note Due August 12, 2026	8-K	000-54677	10.2	February 20, 2025
10.3	Security Agreement dated February 12, 2025	8-K	000-54677	10.3	February 20, 2025
10.4	Intellectual Property Security Agreement dated February 12, 2025	8-K	000-54677	10.4	February 20, 2025

10.5	Securities Purchase Agreement dated October 6, 2025	8-K	000-54677	10.1	October 10, 2025
10.6	Senior Secured Note Due April 6, 2027	8-K	000-54677	10.2	October 10, 2025
10.7	Security Agreement dated October 6, 2025	8-K	000-54677	10.3	October 10, 2025
10.8	Intellectual Property Security Agreement dated October 6, 2025	8-K	000-54677	10.4	October 10, 2025
10.9	Agreement dated March 4, 2026	8-K	000-54677	10.1	March 10, 2026
10.10	Amended and Restated Senior Security Convertible Note Due February 12, 2027	8-K	000-54677	10.2	March 10, 2026
10.11	Amended and Restated Senior Security Convertible Note Due April 6, 2027	8-K	000-54677	10.3	March 10, 2026
10.12	Senior Secured Convertible Note Due July 6, 2027 dated April 6, 2026	8-K	000-54677	10.1	April 10, 2026
10.13	April Amendment dated April 9, 2026	8-K	000-54677	10.2	April 10, 2026
10.14	Senior Secured Convertible Note Due July 6, 2027 dated May 5, 2026	10-Q	000-54677	10.14	May 15, 2026
10.15	Senior Secured Convertible Note Due July 6, 2027 dated May 31, 2026					X
10.16	Senior Secured Convertible Note Due July 6, 2027 dated June 30, 2026					X
10.17	Senior Secured Convertible Note Due July 6, 2027 dated July 31, 2026					X
31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101 INS*	Inline XBRL Instance Document**					X
101 SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					X

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

Dated August 13, 2026

By	/s/ Joerg Grasser
Joerg Grasser Chief Financial Officer (Principal Financial and Accounting Officer)

Dated August 13, 2026